Form 10QSB
period 1995-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1995-05-15
CIK 356809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ------------

                                  FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter year ended            March 31, 1995
                           ------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                  to
                              ------------------  -----------------

         Commission file number 0-10971
                                ---------------------

                     ABIGAIL ADAMS NATIONAL BANCORP, INC.
- - - - --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


      Delaware                                                52-1508198
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer ID No.)
Incorporation or organization)


          1627 K Street, N.W.  Washington, D.C.                    20006
- - - - --------------------------------------------------------------------------------
(Address of principal executive officers)                     (Zip code)


                                    N / A
- - - - --------------------------------------------------------------------------------

Former name, address, and fiscal year, if changes since last report

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1995.

         284,844 shares of Common Stock, Par Value $10/share.

                                   PART I.

- - - - --------------------------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS

- - - - --------------------------------------------------------------------------------

         The information furnished herewith reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to amounts previously reported in 1994 to conform with the 1995 presentation.

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                 March 31, 1995 and 1994 and December 31, 1994

                                                                       March 31         March 31        December 31,
                                                                         1995             1994              1994
                                                                         ----             ----              ----
Assets                                                                (unaudited)     (unaudited)
- - - - ------------------------------
  Cash and due from banks                                             $ 4,073,412     $ 5,247,142         $ 4,349,250
  Short-term investments:
    Federal funds sold and securities purchased
      under agreements to resell                                        3,975,000       5,025,000           1,300,000
    Interest bearing deposits in other banks                              490,715         490,715             490,715
                                                                      ------------------------------------------------
      Total short-term investments                                      4,465,715       5,515,715           1,790,715

  Securities available for sale                                         5,520,812      10,995,274           6,009,025

  Investments securities (market value of $8,836,148,
    $5,815,803 and $8,838,874 at March 31, 1995,
    March 31, 1994 and December 31, 1994, respectively)                 8,911,113       5,744,584           9,080,778

Loans held for sale                                                            --         111,446                  --
  Loans:                                                               58,920,594      56,546,554          60,729,437
    Less: Allowance for loan losses                                    (1,290,313)     (1,470,963)         (1,289,562)
                                                                      ------------------------------------------------
                                                                       57,630,281      55,075,591          59,439,875
  Bank premises and equipment                                             342,757         345,365             369,218
  Other real estate owned                                                      --              --                  --
  Other assets                                                          1,286,258       1,409,097           1,221,580
                                                                      ------------------------------------------------
Total assets                                                          $82,230,348     $84,444,214         $82,260,441
                                                                      ================================================
Liabilities
- - - - ------------------------------
  Demand deposits                                                      16,798,411      17,686,594          19,677,159
  NOW accounts                                                          9,429,915      13,655,605          10,381,478
  Money market deposit accounts                                        18,703,312      15,968,832          17,850,822
  Savings deposits                                                      1,125,675       1,152,916           1,225,538
  CD's $100,000 and over                                               14,413,240      15,293,101          13,651,233
  CD's under $100,000                                                  14,445,064      11,893,294          12,507,272
                                                                      ------------------------------------------------
    Total deposits                                                     74,915,617      75,650,342          75,293,502

  Federal funds purchased and securities sold
    under agreements to repurchase                                        547,905       1,457,620             360,708
  Long-term debt -- capital note                                          260,750         307,500             260,750
  Other liabilities                                                       542,777         895,044             583,211
                                                                      ------------------------------------------------
    Total liabilities                                                  76,267,049      78,310,506          76,498,171

Stockholders' Equity
- - - - ------------------------------
  Common stock, par value, $10 per share,
   authorized 800,000 shares;
   issued 286,404; outstanding 284,844                                  2,864,040       2,864,040           2,864,040
  Surplus                                                               3,291,973       3,291,973           3,291,973
  Retained earnings (deficit)                                            (100,424)          9,349            (284,646)
                                                                      ------------------------------------------------
                                                                        6,055,589       6,165,362           5,871,367
  Less: Treasury Stock, 1,560 shares at cost                              (28,710)        (28,710)            (28,710)
      Unrealized loss on securities, net of taxes                         (63,580)         (2,944)            (80,387)
                                                                      ------------------------------------------------
    Total stockholders' equity                                          5,963,299       6,133,708           5,762,270
                                                                      ------------------------------------------------
    Total liabilities and stockholders' equity                        $82,230,348     $84,444,214         $82,260,441
                                                                      ================================================

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 1995 and 1994



                                                                                1995             1994
                                                                                ----             ----
Interest income:
- - - - ------------------------------
  Interest and fees on loans                                                 $1,418,178      $1,163,657
  Interest and dividends on investment securities:
    U.S. Treasury                                                                18,004              --
    Obligations of U.S. government agencies                                     110,816          67,130
    Mortgage-backed securities                                                        0          15,008
    Other                                                                        11,496           2,267
                                                                             --------------------------
     Total interest and dividends on investment securities                      140,316          84,405

  Interest on securities available/held for sale:
    U.S. Treasury                                                                45,956          70,079
    Obligations of U.S. government agencies                                      41,289          63,219
                                                                             --------------------------
                                                                                 87,245         133,298

  Interest on federal funds sold                                                 18,904          20,671
  Interest on deposit with other banks                                            5,837           3,809
                                                                             --------------------------
      Total interest income                                                   1,670,480       1,405,840

Interest expense
- - - - ------------------------------
  Interest on deposits:
    NOW                                                                          70,655          64,484
    Money market deposit accounts                                               205,839         109,916
    Savings deposits                                                              7,719           6,863
    CD's $100,000 and over                                                      178,362         125,597
    CD's under $100,000                                                         158,990          86,930
                                                                             --------------------------
                                                                                621,565         393,790
  Interest on Federal funds purchased and securities
   sold under agreements to repurchase                                           26,147          10,135
  Interest on other borrowings                                                    5,113              --
  Interest on subordinated note                                                   3,911           4,755
                                                                             --------------------------
    Total interest expense                                                      656,736         408,680
                                                                             --------------------------
    Net interest income                                                       1,013,744         997,160
Provision for loan losses                                                             0          75,000
                                                                             --------------------------
    Net interest income after provision for loan losses                       1,013,744         922,160

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 1995 and 1994



                                                                                         1995             1994
                                                                                         ----             ----
Other income:
- - - - ------------------------------
  Service charges on deposit accounts                                                    179,753         172,575
  Other fees and commissions                                                              11,878          28,465
                                                                                    ----------------------------
    Total other income                                                                   191,631         201,040

Other expense:
- - - - ------------------------------
  Salaries and employee benefits                                                         414,145         418,592
  Net occupancy expense                                                                  185,494         183,168
  Professional fees                                                                       92,419          89,264
  Data processing fees                                                                    64,632          64,219
  Other operating expense                                                                194,586         245,830
                                                                                    ----------------------------
    Total other expense                                                                  951,276       1,001,073
                                                                                    ----------------------------
    Income before taxes                                                                  254,099         122,127
Income tax expense                                                                        69,877          12,264
                                                                                    ----------------------------
    Net income                                                                          $184,222        $109,863
                                                                                    ============================
Earnings per share:
- - - - ------------------------------
    Net income per share                                                                   $0.65           $0.39
                                                                                    ============================

    Average shares outstanding                                                           284,844         284,844
                                                                                    ============================

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 1995 and 1994

                                                                                                   Unrealized Loss
                                                         Additional        Retained                  on Securities
                                             Common         Paid-in        Earnings       Treasury       Available
                                              Stock         Capital       (Deficit)          Stock        For Sale          Total
                                              -----         -------       ---------          -----        --------          -----
Balance, January 1, 1994                 $2,864,040      $3,291,973       ($100,514)      ($28,710)            ---       $6,026,789

  Net income                                    ---             ---         109,863            ---             ---         $109,863
  Unrealized loss on securities,
    net of taxes                                ---             ---             ---            ---          (2,944)         ($2,944)
                                        --------------------------------------------------------------------------------------------

Balance, March 31, 1994                  $2,864,040      $3,291,973          $9,349       ($28,710)        ($2,944)      $6,133,708
                                        ============================================================================================



Balance, January 1, 1995                 $2,864,040      $3,291,973       ($284,646)      ($28,710)        (80,387)      $5,762,270

  Net income                                    ---             ---         184,222            ---             ---          184,222
  Unrealized gain on securities,
    net of taxes                                                                                            16,807           16,807
                                        --------------------------------------------------------------------------------------------
Balance, March 31, 1995                  $2,864,040      $3,291,973       ($100,424)      ($28,710)       ($63,580)      $5,963,299
                                        ============================================================================================

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statement of Cash Flows
              For the Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)

                                                                                                1995             1994
Operating Activities                                                                            ----             ----
- - - - ------------------------------
  Net income                                                                                  $184,222        $109,863
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                       --          75,000
    Depreciation and amortization on bank premises & equipment                                  40,617          36,618
    Loss sale of other real estate                                                                  --          11,516
    Accretion of loan discounts                                                                 (5,774)           (448)
    Amortization and accretion of discounts and premiums on investment securities                7,698           8,475
    Increase in other assets                                                                   (64,679)       (378,429)
    Decrease in other liabilities                                                              (66,459)       (233,269)
                                                                                           ----------------------------
      Net cash provided (used) by operating activities                                          95,625        (370,674)

Investing Activities
- - - - ------------------------------
  Proceeds from repayment and maturity of investment securities                                150,000         150,000
  Proceeds from repayment of mortgage-backed securities                                         28,583         110,000
  Proceeds from repayment and maturity of securities available for sale                      2,088,400              --
  Purchase of investment securities                                                                 --      (1,000,000)
  Purchase of securities available for sale                                                 (1,588,400)             --
  Principal collected on loans                                                               4,140,085       1,002,363
  Loans originated                                                                          (2,729,731)     (2,460,233)
  Loans acquired from FDIC as receiver for other banks                                              --        (493,086)
  Net decrease in short-term loans                                                             (24,031)        133,891
  Net increase in lines of credit                                                              443,475          60,529
  Purchase of bank premises and equipment                                                      (14,156)        (42,872)
  Proceeds from disposition of other real estate                                                    --         716,984
                                                                                           ----------------------------
      Net cash provided (used) by investing activities                                       2,494,225      (1,822,424)

Financing Activities
- - - - ------------------------------
  Net increase in transaction and savings deposits                                          (3,077,684)      2,277,424
  Proceeds from issuance of time deposits                                                   13,860,339       9,583,817
  Payments for maturing time deposits                                                      (11,160,540)     (8,667,176)
  Net increase in Federal funds purchased                                                      187,197       1,262,730
  Payments on long-term debt                                                                        --          (9,500)
                                                                                           ----------------------------
      Net cash provided (used) by financing activities                                        (190,688)      4,447,295
                                                                                           ----------------------------

      Increase in cash & cash equivalents                                                    2,399,162       2,254,197
      Cash and cash equivalents at beginning of period                                       5,649,250       8,017,945
                                                                                           ----------------------------
      Cash and cash equivalents at end of period                                            $8,048,412     $10,272,142
                                                                                           ============================
Supplementary disclosures:

Interest paid on deposits and borrowings                                                      $629,244        $568,539
                                                                                           ============================
Income taxes paid                                                                                   $0        $436,250
                                                                                           ============================

- - - - --------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

- - - - --------------------------------------------------------------------------------

Analysis of Financial Condition

         Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $82,230,000 at March 31, 1995 as compared to $82,260,000 at December 31, 1994 and $84,444,000 at March 31, 1994. Total assets at March 31, 1995 decreased by $30,000 from December 31, 1994, while short-term investments increased by $2,675,000 and loans and securities decreased by $2,467,000. Total deposits of $74,916,000 at March 31, 1995 decreased by $378,000, or less than 1%, from $75,294,000 at December 31, 1994.

         The loan portfolio at March 31, 1995 of $58,921,000 decreased by $1,808,000, or 3%, over the December 31, 1994 balance of $60,729,000. New loans of approximately $2,730,000 were originated in the first quarter of 1995, however loan principal payments more than offset this increase. The loan to deposit ratio of 79% at March 31, 1995 is up from 75% at March 31, 1994 and down from 81% at December 31, 1994. On average, the loan to deposit ratio for the first quarter of 1995 was 82% as compared to 78% for the comparable 1994 period, due largely to strong loan growth experienced in late 1994.

         The Company accounts for its securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No. 115 requires that upon the purchase of debt and marketable equity securities, the Company must classify the securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Held to maturity securities are those securities in which the Company has the ability and the intent to hold the security until maturity and are reported at amortized cost. All other securities not included in trading or held to maturity are classified as available for sale and are reported at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. The available for sale portfolio exists to maintain adequate liquidity and to provide a base for executing asset/liability management strategy. The value of available for sale securities fluctuates based on changes in interest rates and other factors. Generally an increase in interest rates will result in a decline in the value of securities available for sale, while a decline in interest rates will result in an increase in the value of such securities. Therefore, the value of securities available for sale and the Company's shareholders' equity is subject to fluctuation based on changes in interest rates. Unrealized gains in the available for sale portfolio at March 31, 1995 were approximately $2,000, net of taxes. Unrealized losses, net of taxes, at March 31, 1995 on securities previously classified as available for sale in early 1994 which were subsequently reclassified to held to maturity were $66,000. For the period ended March 31, 1995, unrealized gains, net of taxes, were $16,800.

         Securities available for sale totaling $2,088,000 matured during the first quarter of 1995 as compared to purchases of $1,588,000 during the same period. These securities transactions, coupled with scheduled amortization and accretion for the quarter, account for the $488,000 decrease in the available for sale portfolio from $6,009,000 at December 31, 1994 to $5,521,000 at March 31, 1995. The long-term investment portfolio of $8,911,000 at March 31, 1995 decreased by $170,000, or 2%, from December 31, 1994 due principally to normal paydowns on mortgage-backed securities.

         Short-term investments increased by $2,675,000 to $4,466,000 at March 31, 1995 from $1,791,000 at December 31, 1994 due principally to normal fluctuations in the Company's liquidity.

         Cash and due from banks of $4,073,000 at March 31, 1995 decreased by $276,000 from the December 31, 1994 balance of $4,349,000 due primarily to variations in the level of balances maintained at correspondent banks.

         Other assets of $1,286,000 at March 31, 1995 reflect an increase of $65,000, or 5% from the $1,222,000 balance reported at December 31, 1994. This increase is principally due to increases in accrued interest receivable.

         Total deposits of $74,916,000 at March 31, 1995 decreased by $378,000, or less than 1%, from the December 31, 1994 balance of $75,294,000. Demand deposits of $16,798,000 at March 31, 1995 reflect a $2,879,000, or 15%, decrease over the balance at December 31, 1994 due in large part to normal fluctuations in large business demand deposit accounts. Normal fluctuations in the deposit accounts of one large national organization account for the $951,000 decrease in NOW accounts of $9,430,000 at March 31, 1995 as compared to $10,381,000 one year earlier. Money market accounts of $18,703,000 at March 31, 1995 increased by $852,000 during the same period. Certificates of deposit at March 31, 1995 of $28,858,000 increased by $2,700,000 over the $26,159,000 balance at December 31, 1994 with 72% of the increase in certificates of deposit under $100,000. The increase in certificates of deposit under $100,000 from December 31, 1994 to March 31, 1995 is principally due to the issuance of approximately $3,500,000 in brokered certificates of deposit during the first quarter of 1995. During 1994, certificates of deposit under $100,000 were issued to custodial accounts for pension funds. As a result of the interest rate increases experienced in 1994 and early 1995, approximately $1,500,000 of these deposits have been withdrawn in the first quarter of 1995 prior to the contractual maturity of the certificate of deposit.

         Average noninterest-bearing demand deposits for the first quarter of 1995 of $16,591,000 decreased by $761,000, or 4%, from the comparable 1994 period, while average interest-bearing deposits grew by $1,790,000, or 3%, during the same period to $55,951,000 for the first quarter of 1995. On average, all interest-bearing deposit categories showed growth except for certificates of deposit $100,000 and over, which decreased by $1,952,000, or 12%, to $14,034,000 for the first quarter of 1995. Despite the decrease in average demand deposits during the first quarter of 1995 as compared to the first quarter of 1994, average noninterest-bearing deposits to average total deposits represents 23% for 1995 as compared to 24% one year earlier.


Results of Operations

         The Company recorded net income of $184,000 for the first three months of 1995, as compared to $110,000 for the comparable 1994 period. This increase of over 67% in net income occurred despite an increase in the Company's effective tax rate to 27.5% in 1995 from 10% in 1994. A $50,000 decrease in other operating expenses coupled with a $75,000 decrease in the loan loss provision during the first quarter of 1995 as compared to the prior year contributed to the increase in net income.

         Net interest income, the most significant component of the Company's earnings, increased by $17,000, or 2%, to $1,014,000 for the first quarter of 1995 as compared to $997,000 for the comparable 1994 period. Average earning assets for the first quarter of 1995 increased by approximately 2% over the comparable 1994 period and the average loan to deposit ratio for 1995 increased to 82% from 78% the prior year, indicating a more effective utilization of earning assets. However a 156 basis point increase in the average cost of interest-bearing deposits coupled with a $761,000 decrease in average demand deposits caused a negative impact on the Company's net interest income. These factors resulted in a 34 basis point decrease in the net interest spread from the first quarter of 1994 to 4.31% for the first quarter of 1995. The net interest margin remained unchanged at 5.39% for both the first quarter of 1995 and 1994.

         As a result of improvement in the quality of the loan portfolio, the Company did not record a provision for loan losses during the first quarter of 1995, while a $75,000 provision was recorded during the first quarter of 1994. While the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, the Company deems the allowance for loan losses of $1,290,000 at March 31, 1995 to be adequate. The allowance for loan losses as a percentage of outstanding loans was 2.19% at March 31, 1995 as compared to 2.12% at December 31, 1994 and 2.60% at March 31, 1994. While this ratio at March 31, 1995 has declined from one year earlier, nonperforming assets of $2,415,000 at March 31, 1995 have declined by $801,000, or 25%, from one year earlier. Of the $2,415,000 nonperforming asset balance at March 31, 1995, $767,000 represents the guaranteed portion of loans insured by the Small Business Administration ("SBA") which were on nonaccrual status. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on a portion of the loan. When the guaranteed portion of these loans is excluded from the nonperforming assets balance for both years, nonperforming assets at March 31, 1995 and 1994 are $1,647,000 and $1,681,000, respectively. The ratio of nonperforming loans (adjusted to exclude SBA guaranteed portions) to gross loans at March 31, 1995 is 2.80% down from 2.97% one year earlier.

         Total other income of $192,000 for the first quarter of 1995 decreased by $9,000 from the $201,000 reported for the first quarter of 1994. While service charges on deposits increased by $7,000 to $180,000 for the first quarter of 1995, other fees decreased by $17,000 during the same period, principally due to a reduction in mortgage loan origination fees on loans originated for sale.

         Total other expenses for the first quarter of 1995 of $951,000 decreased by $50,000, or 5%, from $1,001,000 for the comparable 1994 period. Salaries and benefits for the first quarter of 1995 reflect a $4,000, or 1%, decrease over the comparable 1994 period, while net occupancy expense increased by $2,000, or 1% during the same period. The majority of the $50,000 decrease is primarily attributable to decreases in telephone, stationery and supplies and branch-related losses. In addition, during the first quarter of 1994, the Company recorded a $12,000 loss on the sale of property recorded as other real estate owned at December 31, 1993. During April 1995, the Company made an initial payment of $20,000 to its investment advisor in connection with the sale of the Company's stock. Upon final consummation of the sale of the Company's stock, the Company will make an additional payment of approximately $45,000 to its investment advisor. (See Analysis of "Liquidity and Capital Resources" for a further discussion of issues relating to the Company's ownership.)

         Based on the financial results for the first quarter of 1995, as well as earnings projections for the remainder of the year, the Company has recorded tax expense of $70,000 using an effective tax rate of 27.5%. This effective tax rate of 27.5% is used instead of the statutory rate of 40.77% as a result of reductions in the deferred tax asset valuation allowance in existence at the beginning of the year. Should actual financial results for subsequent quarters differ materially from projections, the Company's effective tax rate for 1995 will change accordingly.


Liquidity and Capital Resources

         Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $8,539,000 in cash and short-term investments at March 31, 1995, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At March 31, 1995, the Company had $3,889,000 in unpledged securities which were available for such use. This compares with cash and short-term investments of $10,763,000 and unpledged securities of $3,849,000 at March 31, 1994 and cash and short-term investments of $6,140,000 and unpledged securities of $2,738,000 at December 31, 1994. As a percentage of total assets, the amount of these cash equivalent assets at March 31, 1995, March 31, 1994 and December 31, 1994 was 15%, 17% and 11%,
respectively. The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding such certificates of deposit issued to financial institutions) representing 76% of the average deposit base for both the first quarter of 1995 and 1994. In addition, the Bank has lines of credit from correspondent financial institutions which can provide up to an additional $1,000,000 in liquidity. The Bank is also a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region. Based on the Bank's purchase of approximately $250,000 of stock in the FHLB, the Bank is eligible to borrow up to approximately $1,200,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investments securities. The Bank is eligible to increase the maximum amount to be borrowed by $6,869,000 with the purchase of up to $1,357,000 of additional stock in the FHLB. The Bank has drawn on borrowings from the FHLB during the first quarter of 1995, however no borrowings were outstanding at March 31, 1995. The Company has adequate resources to meet its liquidity needs.

         During April 1995, Citibank, N.A. (the beneficial owner of approximately 71% of the Company's common stock) entered into a definitive agreement to sell its stock holdings to a group of investors. Based on a
Schedule 13D filing with the Securities and Exchange Commission, the composition of the investment group will maintain the Company's status as a women-owned financial institution. Assuming regulatory approval of this investment group, the Company will be able to maintain approximately $5,300,000 in deposits and other borrowings which have been placed in the Bank as a result of its status as a minority business enterprise.

         Under the risk-based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At March 31, 1995, the Company's total risk-based capital ratio and Tier 1 capital ratio of 11.15% and 9.79%, respectively, met the regulatory definition of "well capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The March 31, 1995 ratios are based on Tier 1 capital of $6,027,000, total capital of $6,863,000 and risk-adjusted assets of $61,563,000. At March 31, 1995, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 11.02% and 9.66%, respectively, also met the regulatory definition of "well-capitalized." The 1995 ratios for the Bank are based on Tier 1 capital of $5,950,000, total capital of $6,787,000 and risk-adjusted assets of $61,590,000.

         The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk-based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At March 31, 1995, the Company's and the Bank's Tier 1 leverage ratio based on annual average assets of $81,322,000 and $81,178,000, were 7.41% and 7.33%, respectively, meeting the regulatory definition of "well-capitalized."

                          PART II.  OTHER INFORMATION

- - - - --------------------------------------------------------------------------------
ITEM 1 -  LEGAL PROCEEDINGS

- - - - --------------------------------------------------------------------------------

         See "Item 5 -  Other Events - Legal Proceedings."


- - - - --------------------------------------------------------------------------------
ITEM 2 - CHANGES IN SECURITIES

- - - - --------------------------------------------------------------------------------


         See "Item 5 - Other Events - Adoption of Amendment to Shareholder Rights Plan."



- - - - --------------------------------------------------------------------------------
ITEM 5 - OTHER EVENTS

- - - - --------------------------------------------------------------------------------

Citibank Agreement, Proposed Tender Offer for Minority Shares and Adoption of First Amendment to Rights Agreement

         The Company has been advised that on April 21, 1995, Citibank, N.A. ("Citibank") and Marshall T. Reynolds ("Reynolds") entered into a Stock Purchase Agreement, pursuant to which Citibank has agreed to sell Reynolds and certain permitted assignees of Reynolds, 203,038 shares of the Company's common stock, par value $10.00 per share ("Common Stock"), representing approximately 71% of the shares of Common Stock outstanding. The shares currently are held by Citibank under a pledge agreement as collateral for a bank loan made by Citibank to certain third parties. The completion of the sale of the shares is contingent upon, among other requirements, the approval of the acquisition by the appropriate bank regulatory authorities. Under the terms of the Stock Purchase Agreement, consummation of the sale of the shares must occur no later than July 21, 1995, or under certain circumstances, 30 days thereafter.

         In anticipation of the entry by Citibank and Reynolds into the Stock Purchase Agreement, the Company and Reynolds entered into an agreement, dated as of April 20, 1995 (the "Agreement"), pursuant to which Reynolds has agreed that, if the purchase of the shares of Common Stock from Citibank is completed, he will within 20 business days thereafter commence a tender offer to purchase, at a purchase price of $21.00 per share, any or all of the outstanding shares of Common Stock not purchased from Citibank (the "Tender Offer").

         The Board of Directors of the Company has received from Baxter Fentriss and Company an opinion that an offer of $21.00 per share of Common Stock is fair, from a financial point of view, to the stockholders of the Company. On the basis of this opinion and its own evaluation of the circumstances of the prospective acquisition by Reynolds and his permitted assignees of a majority interest in the Company, the Board of Directors has determined that the Tender Offer will provide adequate protection for, and will serve to maximize the value of the Company for the benefit of, the remaining stockholders. Accordingly, on April 20, 1995, the day preceding the entry by Citibank and Reynolds into the Stock Purchase Agreement, the Company and The First National Bank of Maryland, as Rights Agent, entered into a First Amendment to Rights Agreement, amending the Rights Agreement, dated as of April 12, 1994, to exclude the execution, delivery or performance of the Stock Purchase Agreement or the announcement, initiation, conduct or completion of the Tender Offer as events that would cause the Company's outstanding Common Stock Purchase Rights to become exercisable, thereby removing the Rights Agreement as an impediment to the transactions contemplated by the Stock Purchase Agreement and to the Tender Offer.


Legal Proceedings

         A condition of consummation of the Stock Purchase Agreement requires that litigation in the Chancery Court of the State of Delaware between the Company and its directors and Citibank regarding the adoption of the Rights Agreement by the Company (Citibank , N.A. v. Abigail Adams National Bancorp, Inc., et al. Del. Ch. C.A. No. 13464) ("Citibank litigation") be terminated with prejudice. Further, it requires that both the Company and the Bank enter into mutual releases with Citibank in which each releases the other, and their respective directors, officers, employees and agents, from all claims relating to the efforts of Citibank to dispose of the Shares.

         A further condition of consummation of the Stock Purchase Agreement requires that National Bancshares, Inc. ("NBI"), which had previously entered into negotiations with Citibank for the purchase of Citibank's 71% stock holdings in the Company, execute absolute and unconditional releases of any and all claims NBI has or may have against Citibank, the Company, the Bank, Reynolds, and their respective directors, officers, employees and agents, provided that such parties each execute a similar release in favor of NBI. NBI has entered into an agreement with Citibank pursuant to which it is obligated to deliver such a release.

- - - - --------------------------------------------------------------------------------
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

- - - - --------------------------------------------------------------------------------

(a)      Exhibits

Exhibit No.         Description of Exhibit
- - - - -----------         ----------------------
4.1                         First Amendment to Rights Agreement dated April 20, 1995, between the Company and The First
                            National Bank of Maryland, as Rights Agent. (1)

10.1                        Agreement dated as of April 20, 1995, between the Company and Marshall T. Reynolds.(2)

27                          Financial Data Schedule

99.1                        Press Release of Abigail Adams National Bancorp, Inc. dated April 21, 1995. (3)

(b) On April 21, 1995, the Company filed a report on Form 8-K (earliest event reported April 20, 1995) reporting the Citibank Stock Purchase Agreement with Marshall T. Reynolds for the sale of Common Shares of the Company owned by Citibank as pledgee, the execution of an agreement between the Company and Reynolds pursuant to which Reynolds shall commence a tender offer to purchase any or all of the outstanding shares of Common Stock not purchased from Citibank and the adoption of a First Amendment to the Rights Agreement, amending the Rights Agreement to exclude the execution, delivery or performance of the Stock Purchase Agreement or the announcement, initiation, conduct or completion of the Tender Offer as events that would cause the Company's outstanding Common Stock Purchase Rights to become exercisable (see "Item 5 - Other Events - Citibank Agreement, Proposed Tender Offer for Minority Shares and Adoption of First Amendment to Rights Agreement").


- - - - ------------------------------------------------------
(1) Incorporated by reference to Exhibit 4 of the Company's Amendment No. 1 to the Registration Statement on Form 8-A/A dated April 21, 1995, filed April 21, 1995.

(2) Incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K dated April 21, 1995, filed April 21, 1995.

(3) Incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated April 21, 1995, filed April 21, 1995.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                     ------------------------------------
                                                 Registrant



Date:  May 12, 1995                         /s/ Barbara Davis Blum
      --------------                       -----------------------------------
                                              Barbara Davis Blum
                                              Chairwoman of the Board,
                                               President and Director
                                              (Principal Executive Officer)



Date:  May 12, 1995                         /s/ Kimberly J. Levine
      --------------                       -----------------------------------
                                              Kimberly J. Levine
                                              Senior Vice President & Treasurer
                                              (Principal Financial and
                                               Accounting Officer)