Form 10QSB
period 1995-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1995-08-14
CIK 356809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter year ended            June 30, 1995
                                    -------------------------------

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from__________________to_________________


         Commission file number 0-10971
                                ------------------------------------------------

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                             52-1508198
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer ID No.)
Incorporation or organization)

    1627 K Street, N.W.  Washington, D.C.                   20006
--------------------------------------------------------------------------------
(Address of principal executive officers)                   (Zip code)

                                    N / A
--------------------------------------------------------------------------------
Former name, address, and fiscal year, if changes since last report

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1995.

         284,844 shares of Common Stock, Par Value $10/share.

                                    PART I.


ITEM 1 - FINANCIAL STATEMENTS

         The information furnished herewith reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to amounts previously reported in 1994 to conform with the 1995 presentation.

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                  June 30, 1995 and 1994 and December 31, 1994




                                                                                           June 30       June 30      December 31
                                                                                            1995           1994          1994
Assets                                                                                   (unaudited)   (unaudited)
-------------------------------------
  Cash and due from banks                                                                  $4,086,467    $4,502,320      $4,349,250
  Short-term investments:
    Federal funds sold and securities purchased under agreements to resell                  5,025,000     3,450,000       1,300,000
    Interest bearing deposits in other banks                                                  391,715       490,715         490,715
                                                                                     ----------------------------------------------
      Total short-term investments                                                          5,416,715     3,940,715       1,790,715

  Securities available for sale                                                             4,504,375     5,804,453       6,009,025

  Investments securities (market value of $9,964,271, $9,514,366 and $8,838,874
    at June 30, 1995, June 30, 1994 and December 31, 1994, respectively)                    9,883,256     9,512,105       9,080,778


  Loans:                                                                                   60,839,436    57,265,345      60,729,437
    Less: Allowance for loan losses                                                        (1,310,944)   (1,366,320)     (1,289,562)
                                                                                     ----------------------------------------------
                                                                                           59,528,492    55,899,025      59,439,875
  Bank premises and equipment                                                                 318,448       391,104         369,218
  Other assets                                                                              1,225,320       955,195       1,221,580
                                                                                     ----------------------------------------------
Total assets                                                                              $84,963,073   $81,004,917     $82,260,441
                                                                                     ==============================================

Liabilities
-------------------------------------
  Demand deposits                                                                          18,897,823    19,109,203      19,677,159
  NOW accounts                                                                             12,930,951    11,085,834      10,381,478
  Money market deposit accounts                                                            15,024,490    17,032,964      17,850,822
  Savings deposits                                                                          1,079,085     1,167,658       1,225,538
  CD's $100,000 and over                                                                   15,325,158    14,176,589      13,651,233
  CD's under $100,000                                                                      13,698,756    11,475,273      12,507,272
                                                                                     ----------------------------------------------
    Total deposits                                                                         76,956,263    74,047,521      75,293,502

  Federal funds purchased and securities sold under agreements to repurchase                1,128,389       379,543         360,708
  Long-term debt -- capital note                                                              223,500       298,000         260,750
  Other liabilities                                                                           483,316       776,014         583,211
                                                                                     ----------------------------------------------
    Total liabilities                                                                      78,791,468    75,501,078      76,498,171

Stockholders' Equity
-------------------------------------
  Common stock, par value, $10 per share, authorized 800,000 shares;
  issued 286,404; outstanding 284,844                                                       2,864,040     2,864,040       2,864,040
  Surplus                                                                                   3,291,973     3,291,973       3,291,973
  Retained earnings (deficit)                                                                  97,428      (550,429)       (284,646)
                                                                                     ----------------------------------------------
                                                                                            6,253,441     5,605,584       5,871,367
  Less: Treasury Stock, 1,560 shares at cost                                                  (28,710)      (28,710)        (28,710)
      Unrealized loss on securities, net of taxes                                             (53,126)      (73,035)        (80,387)
                                                                                     ----------------------------------------------
    Total stockholders' equity                                                              6,171,605     5,503,839       5,762,270
                                                                                     ----------------------------------------------
    Total liabilities and stockholders' equity                                            $84,963,073   $81,004,917     $82,260,441
                                                                                     ==============================================

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                  For the Period Ended June 30, 1995 and 1994
                                  (Unaudited)


                                                                           For three months                 For six months
                                                                           Ended June 30,                   Ended June 30,
                                                                           1995            1994             1995            1994
                                                                           ----            ----             ----            ----
Interest income:
-------------------------------------
  Interest and fees on loans                                           $1,479,528       $1,251,239      $2,897,706       $2,414,896
  Interest and dividends on investment securities:
    U.S. Treasury                                                          18,123            8,673          36,127            8,673
    Obligations of U.S. government agencies                                85,378           91,754         196,194          158,884
    Mortgage-backed securities                                             21,300           13,117          21,300           28,125
    Other                                                                   6,987            2,266          18,483            4,533
                                                                    ---------------------------------------------------------------
     Total interest and dividends on investment securities                131,788          115,810         272,104          200,215

  Interest on securities available/held for sale:
    U.S. Treasury                                                          46,239           58,340          92,195          128,419
    Obligations of U.S. government agencies                                37,281           45,364          78,570          108,583
                                                                    ---------------------------------------------------------------
                                                                           83,520          103,704         170,765          237,002

  Interest on federal funds sold                                           46,171           30,258          65,075           50,929
  Interest on deposit with other banks                                      4,975            4,135          10,812            7,944
                                                                    ---------------------------------------------------------------
      Total interest income                                             1,745,982        1,505,146       3,416,462        2,910,986
Interest expense
-------------------------------------
  Interest on deposits:
    NOW                                                                    72,543           67,963         143,198          132,447
    Money market deposit accounts                                         201,160          122,335         406,999          232,251
    Savings deposits                                                        7,229            6,621          14,948           13,484
    CD's $100,000 and over                                                198,700          119,277         377,062          244,874
    CD's under $100,000                                                   224,081          119,328         383,071          206,258
                                                                    ---------------------------------------------------------------
                                                                          703,713          435,524       1,325,278          829,314
  Interest on Federal funds purchased and securities
   sold under agreements to repurchase                                     16,683            6,838          42,830           16,973
  Interest on other borrowings                                              1,446               --           6,559               --
  Interest on subordinated note                                             3,632            4,613           7,543            9,368
                                                                    ---------------------------------------------------------------
    Total interest expense                                                725,474          446,975       1,382,210          855,655
                                                                    ---------------------------------------------------------------
    Net interest income                                                 1,020,508        1,058,171       2,034,252        2,055,331
Provision for loan losses                                                       0           76,048               0          151,048
                                                                    ---------------------------------------------------------------
    Net interest income after provision for loan losses                 1,020,508          982,123       2,034,252        1,904,283

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                  For the Period Ended June 30, 1995 and 1994



                                                            For three months                  For six months
                                                            Ended June 30,                    Ended June 30,
                                                            1995             1994             1995            1994
                                                            ----             ----             ----            ----
Other income:
----------------------------------
  Service charges on deposit accounts                      190,099          176,222         369,852          348,797
  Other fees and commissions                                36,553           19,811          48,431           48,276
  Gain (loss) on securities transaction                         --             (281)             --             (281)
                                                       -------------------------------------------------------------
    Total other income                                     226,652          195,752         418,283          396,792
Other expense:
----------------------------------
  Salaries and employee benefits                           414,869          415,867         829,014          834,459
  Net occupancy expense                                    191,071          182,383         376,565          365,551
  Professional fees                                         86,041          482,552         178,460          571,816
  Data processing fees                                      69,881           64,575         134,513          128,794
  Other operating expense                                  214,323          604,540         408,909          850,370
                                                       -------------------------------------------------------------
    Total other expense                                    976,185        1,749,917       1,927,461        2,750,990
                                                       -------------------------------------------------------------
    Income before taxes                                    270,975         (572,042)        525,074         (449,915)
Income tax expense                                          73,123          (12,264)        143,000               --
                                                       -------------------------------------------------------------
    Net income                                            $197,852        ($559,778)       $382,074        ($449,915)
                                                       =============================================================

Earnings per share:
----------------------------------
    Net income per share                                     $0.69           ($1.97)          $1.34           ($1.58)
                                                       =============================================================

    Average shares outstanding                             284,844          284,844         284,844          284,844
                                                       =============================================================

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                For the Six Months Ended June 30, 1995 and 1994
                                 (Unaudited)


                                                               Additional     Retained
                                                     Common       Paid-in     Earnings   Treasury   Unrealized Loss
                                                      Stock       Capital    (Deficit)      Stock     on Securities         Total
                                                      -----       ------     ---------      -----     -------------         -----
Balance, January 1, 1994                         $2,864,040    $3,291,973    ($100,514)  ($28,710)              ---    $6,026,789

  Net income                                            ---           ---     (449,915)       ---               ---      (449,915)
  Unrealized loss on securities,
    net of taxes                                        ---           ---          ---        ---           (73,035)      (73,035)
                                             ------------------------------------------------------------------------------------

Balance, June 30, 1994                           $2,864,040    $3,291,973    ($550,429)  ($28,710)         ($73,035)   $5,503,839
                                             ====================================================================================


Balance, January 1, 1995                         $2,864,040    $3,291,973    ($284,646)  ($28,710)         ($80,387)   $5,762,270

  Net income                                            ---           ---      382,074        ---               ---       382,074
  Unrealized gain on securities,
    net of taxes                                        ---           ---          ---        ---            27,261        27,261
                                             ------------------------------------------------------------------------------------

Balance, June 30, 1995                           $2,864,040    $3,291,973      $97,428   ($28,710)         ($53,126)   $6,171,605
                                             ====================================================================================

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                For the Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                                                                         1995           1994
                                                                                                         ----           ----
Operating Activities
---------------------------------

  Net income (loss)                                                                                    $382,074      ($449,915)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                                --        151,048
    Depreciation and amortization on bank premises & equipment                                           80,035         74,460
    Loss (gain) on sale of securities                                                                        --            281
    Loss sale of other real estate                                                                           --         11,516
    Accretion of loan discounts                                                                         (33,425)        (3,088)
    Amortization and accretion of discounts and premiums on investment securities                        14,305         16,993
    Decrease (increase) in other assets                                                                  (3,741)        75,473
    Decrease in other liabilities                                                                      (131,729)      (298,127)
                                                                                                ------------------------------
      Net cash provided (used) by operating activities                                                  307,519       (421,359)

Investing Activities
---------------------------------
  Proceeds from repayment and maturity of investment securities                                         150,000        150,000
  Proceeds from repayment of mortgage-backed securities                                                  69,140        197,162
  Proceeds from repayment and maturity of securities available for sale                               6,088,400      4,000,000
  Proceeds from sale of securities                                                                           --        449,719
  Proceeds from repayment and maturity of time deposits                                                  99,000             --
  Purchase of investment securities                                                                  (1,003,825)    (1,495,234)
  Purchase of securities available for sale                                                          (4,568,466)    (2,747,500)
  Principal collected on loans                                                                        8,598,610      4,717,521
  Loans originated                                                                                   (8,036,642)    (5,843,815)
  Loans acquired from FDIC as receiver for other banks                                                       --       (493,086)
  Net decrease in short-term loans                                                                      161,274         41,935
  Net increase in lines of credit                                                                      (766,721)      (968,397)
  Purchase of bank premises and equipment                                                               (29,264)      (126,452)
  Proceeds from disposition of other real estate                                                             --        716,984
                                                                                                ------------------------------
      Net cash provided (used) by investing activities                                                  761,506     (1,401,163)

Financing Activities
---------------------------------
  Net increase (decrease) in transaction and savings deposits                                        (1,202,648)     2,209,136
  Proceeds from issuance of time deposits                                                            23,451,248     15,795,789
  Payments for maturing time deposits                                                               (20,585,839)   (16,413,681)
  Net increase in Federal funds purchased and repurchase agreements                                     767,681        184,653
  Payments on long-term debt                                                                            (37,250)       (19,000)
                                                                                                ------------------------------
      Net cash provided by financing activities                                                       2,393,192      1,756,897
                                                                                                ------------------------------

      Increase (decrease) in cash & cash equivalents                                                  3,462,217        (65,625)
      Cash and cash equivalents at beginning of period                                                5,649,250      8,017,945
                                                                                                ------------------------------
      Cash and cash equivalents at end of period                                                     $9,111,467     $7,952,320
                                                                                                ==============================

Supplementary disclosures:

Interest paid on deposits and borrowings                                                             $1,350,927       $713,118
                                                                                                ==============================
Income taxes paid                                                                                       $95,593       $511,250
                                                                                                ==============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Financial Condition

         Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $84,963,000 at June 30, 1995 as compared to $82,260,000 at December 31, 1994 and $81,005,000 at June 30, 1994. Total assets at June 30, 1995 increased by $2,703,000 from December 31, 1994, while total short-term investments increased by $3,626,000 and total securities decreased by $702,000 during the same period. Total deposits of $76,956,000 at June 30, 1995 increased by $1,663,000 coupled with a $768,000 increase in short-term borrowings.

         While the loan portfolio at June 30, 1995 of $60,839,000 increased by $110,000, or less than 1%, as compared to the December 31, 1994 balance of $60,729,000, the loan portfolio increased by $1,918,000 from the $58,921,000 balance reported at March 31, 1995. New loans of approximately $8,037,000 were originated in the first two quarters of 1995, however loan principal payments offset this increase. The loan to deposit ratio of 79% is up from 77% reported at June 30, 1994 and down from 81% reported at December 31, 1994. On average the loan to deposit ratio for the first six months of 1995 was 81% as compared to 78% for the comparable 1994 period, due largely to strong loan growth experienced in late 1994.

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

Generally an increase in interest rates will result in a decline in the value of securities available for sale, while a decline in interest rates will result in an increase in the value of such securities. Therefore, the value of securities available for sale and the Company's shareholders' equity is subject to fluctuations based on changes in interest rates. Unrealized gains in the available for sale portfolio at June 30, 1995 were approximately $6,000, net of taxes. Unrealized losses, net of taxes, at June 30, 1995 on securities previously classified as available for sale in early 1994 which were subsequently reclassified to held to maturity were $59,000.

         Securities available for sale totaling $6,100,000 matured during the first six months of 1995 as compared to purchases of $4,568,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the first six months, account for the $1,505,000 decrease in the available for sale portfolio from $6,009,000 at December 31, 1994 to $4,504,000 at June 30, 1995. The long-term investment portfolio of $9,883,000 at June 30, 1995 increased by $802,000, or 9%, from December 31, 1994 due principally to the purchase of one security, partially offset by normal paydowns on mortgage-backed securities.

         Short-term investments increased by $3,626,000 to $5,417,000 at June 30, 1995 from $1,791,000 at December 31, 1994 due principally to normal fluctuations in the Company's liquidity.

         Cash and due from banks of $4,086,000 at June 30, 1995 decreased by $263,000 from the December 31, 1994 balance of $4,349,000 due primarily to variations in the level of balances maintained at correspondent banks.

         Total deposits of $76,956,000 at June 30, 1995 increased by $1,662,000, or 2%, from the December 31, 1994 balance of $75,294,000. Demand deposits of $18,898,000 at June 30, 1995 reflect a $779,000, or 4%, decrease over the balance at December 31, 1994 due primarily to normal fluctuations in both Treasury Tax and Loan deposits as well as official checks issued by the Company's wholly owned subsidiary, The Adams National Bank (the "Bank") which have not yet been presented for payment. Normal fluctuations in the deposit accounts of one large national organization account for the majority of the $2,550,000 increase in NOW accounts of $12,931,000 at June 30, 1995 as compared to $10,381,000 at December 31, 1994. Money market accounts of $15,024,000 at June 30, 1995 decreased by $2,827,000 during the same period due principally to normal fluctuations in the balances of several large commercial customers. Certificates of deposit at June 30, 1995 of $29,024,000 increased by $2,865,000 over the $26,159,000 balance at December 31, 1994 with increases in both the under and over $100,000 categories. The increase in certificates of deposit under $100,000 from December 31, 1994 to

June 30, 1995 is principally due to the issuance of approximately $3,500,000 in brokered certificates of deposit during the first quarter of 1995. During 1994, certificates of deposit under $100,000 were issued to custodial accounts for pension funds. Although some of these custodial and pension fund deposits were withdrawn in the first three months of 1995 prior to their contractual maturity, as a result of interest rate increases experienced in 1994 and early 1995, approximately $2,200,000 in these certificates of deposit under $100,000 remain outstanding at June 30, 1995. Certificates of deposit over $100,000 at June 30, 1995 of $15,325,000 increased by $1,674,000 over the December 31, 1994 balance of $13,651,000. Although $2,000,000 in local government funds which were on deposit at December 31, 1994 have been withdrawn, increases in certificates of deposit over $100,000 issued to large individual customers, Fortune 500 companies, pension funds and financial institutions have more than offset this decrease.

         Average noninterest-bearing demand deposits for the first six months of 1995 of $17,456,000 decreased by $1,365,000, or 7%, from the comparable 1994 period, while average interest-bearing deposits grew by $2,025,000, or 4%, during the same period to $56,670,000 for the first six months of 1995. On average, all interest-bearing deposit categories showed little change from the prior year, except for certificates of deposit. Average noninterest-bearing deposits to average total deposits during the first six months of 1995 represents 24% as compared to 26% one year earlier.


Results of Operations

         The Company reported record net income of $382,000 for the first six months of 1995, as compared to a loss of $450,000 for the comparable 1994 period. The 1994 results include $375,000 in legal and related costs associated with two employment related lawsuits, $125,000 in legal and other related costs regarding the issue of the Company's ownership and $210,000 related to the expensing of previously deferred professional fees related to the Company's proposed securities offering. Similar expenses have not been incurred during 1995, thus accounting for the improvement in net income.

         Net interest income, the most significant component of the Company's earnings, decreased by $21,000, or 1%, to $2,034,000 for the first six months of 1995 as compared to $2,055,000 for the comparable 1994 period. Average earning assets for the first six months of 1995 increased by $606,000, or 1%, over the comparable 1994 period and the average loan to deposit ratio for 1995 increased to 81% from 78% the prior year, indicating a more effective utilization of earning assets. Although the average yield earned on interest-earning assets increased 121 basis points to 8.89%, a 166 basis point increase in the average cost of interest-bearing deposits coupled with a $1,365,000 decrease in average demand deposits caused a negative impact on the Company's net interest income. These factors resulted in a 48 basis point decrease in the net interest spread from the first six months of 1994 to 4.13% for the first six months of 1995. The net interest margin decreased to 5.29% for the first six months of 1995 from 5.42% for the comparable 1994 period.

         As a result of improvement in the quality of the loan portfolio as well as net recoveries in the allowance for loan losses for the first six months of 1995, the Company did not record a provision for loan losses during the first six months of 1995, while a $151,000 provision was recorded during the first six months of 1994. While the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, the Company deems the allowance for loan losses of $1,311,000 at June 30, 1995 to be adequate. The allowance for loan losses as a percentage of outstanding loans was 2.15% at June 30, 1995 as compared to 2.12% at December 31, 1994 and 2.39% at June 30, 1994. While this ratio at June 30 ,1995 has declined from one year earlier, nonperforming assets of $2,745,000 at June 30, 1995 have declined by $27,000, or 1%, from one year earlier. Of the $2,745,000 nonperforming asset balance at June 30, 1995, $759,000 represents the guaranteed portion of loans insured by the Small Business Administration ("SBA") which were on nonaccrual status. This compares with total nonperforming assets of $2,772,000 at June 30, 1994 of which $614,000 represents the guaranteed portion of the loans insured by the SBA. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on a portion of the loan. The ratio of nonperforming loans to gross loans at June 30, 1995 is 4.51% down from 4.84% one year earlier.

         Total other income of $418,000 for the first six months of 1995 increased by $21,000 from the $397,000 reported for the comparable 1994 period due primarily to a greater volume of ATM income resulting from the installation of newer ATM equipment in our Union Station location as well as the addition of one new ATM machine in late 1994. A greater level of service chargeable activities on deposit accounts also contributed to the increase.

         Total other expenses for the first six months of 1995 of $1,927,000 decreased by $824,000, or 30%, from $2,751,000 for the comparable 1994 period. Salaries and benefits of $829,000 for the first six months of 1995 reflect a $5,000, or 1%, decrease over the first six months of 1994, while occupancy expense of $377,000 increased by $11,000, or 3%, during the same period due to increases in rental and depreciation expenses. Professional fees for the first six months of 1995 of $178,000 decreased by $394,000, or 69%, to $178,000 for the first six months of 1994.

In 1994, legal and other related costs were incurred in connection with the issue of the Company's ownership, the Company's proposed securities offering and three employment related lawsuits which were concluded in late 1994. Legal expenses during the first six months of 1995 were incurred primarily to resolve the Company's ownership issue and work out problem loans. Other operating expenses for the first six months of 1995 of $409,000 decreased by $441,000, or 52%, from $850,000 reported for the prior year, due primarily to the employment related lawsuits settled in late 1994. During April 1995, the Company made an initial payment of $20,000 to its investment advisor in connection with the sale of the Company's stock. As of the consummation of the final sale on July 21, 1995, the Company is obligated to pay its investment advisor an additional $23,000. In addition, the investment advisor is entitled to receive an additional transaction fee based on the number of shares sold pursuant to a tender offer in an amount up to an additional $21,000. (See Item 5 - "Other Events - Changes in Control of the Registrant" for a further discussion of issues relating to the Company's ownership.) Other expenses are expected to decrease in the future due to the Federal Deposit Insurance Corporation's recent announcement that deposit insurance premium assessment rates will decrease effective July 1, 1995.

         Based on the financial results for the first six months of 1995, as well as earnings projections for the remainder of the year, the Company has recorded tax expense of $143,000 using an effective tax rate of 27.5% in 1995 as compared to a 0% tax rate on 1994's loss. This effective tax rate for 1995 of 27.5% is used instead of the statutory rate of 40.77% as a result of reductions in the deferred tax asset valuation allowance in existence at the beginning of the year. Should actual financial results for subsequent quarters differ materially from projections, the Company's effective tax rate for 1995 will change accordingly.


Liquidity and Capital Resources

         Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $9,503,000 in cash and short-term investments at June 30, 1995, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At June 30, 1995, the Company had $4,976,000 in unpledged securities which were available for such use. This compares with cash and short-term investments of $8,443,000 and unpledged securities of $2,747,000 at June 30, 1994 and cash and short-term investments of $6,140,000 and unpledged securities of $2,738,000 at December

31, 1994. As a percentage of total assets, the amount of these cash equivalent assets at June 30, 1995, June 30, 1994 and December 31, 1994 was 17%, 14% and 11%, respectively. The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding such certificates of deposit issued to financial institutions) representing 74% of the average deposit base for the first six months of 1995 and 77% for the first six months of 1994. In addition, the Bank has lines of credit from correspondent financial institutions which can provide up to an additional $1,000,000 in liquidity. The Bank is also a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region. Based on the Bank's purchase of approximately $250,000 in stock in the FHLB, the Bank is eligible to borrow up to approximately $1,500,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. The Bank is eligible to increase the maximum amount to be borrowed by $7,500,000 with the purchase of up to $1,200,000 of additional stock in the FHLB. The Bank has drawn on borrowings from the FHLB during the first six months of 1995, however no borrowings were outstanding at June 30, 1995. The Company has adequate resources to meet its liquidity needs.

         During April 1995, Citibank, N.A. (the beneficial owner of approximately 71% of the Company's common stock) entered into a definitive agreement to sell its stock holdings to a group of investors. Based on the
Schedule 13D filing with the Securities and Exchange Commission, the composition of the investment group will maintain the Company's status as a women-owned financial institution. Regulatory approval was granted and on July 21, 1995, the sale was consummated.

         Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At June 30, 1995, the Company's total risk-based capital ratio and Tier 1 capital ratio of 10.94% and 9.62%, respectively, met the regulatory definition of "well-capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The June 30 ,1995 ratios are based on Tier 1 capital of $6,225,000, total capital of $7,078,000 and risk-adjusted assets of $64,674,000. At June 30, 1995, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 10.82% and 9.50%, respectively, also met the regulatory definition of "well-capitalized." The 1995 ratios for the Bank are based on Tier 1 capital of $6,138,000, total capital of $6,991,000 and risk-adjusted assets of $64,634,000.

         The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk-based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At June 30, 1995, the Company's and the Bank's Tier 1 leverage ratio based on annual average assets of $82,590,000 and $82,487,000, were 7.54% and 7.44%, respectively, meeting the regulatory definition of "well-capitalized."

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         See "Item 5 - Other Events - Legal Proceedings."


ITEM 5 - OTHER EVENTS

Changes in Control of the Registrant

         During April 1995, Citibank, N.A. (the beneficial owner of approximately 71% of the Company's common stock) entered into a definitive agreement to sell its stock holdings to a group of investors. On July 21, 1995, this group of investors (the "Purchaser Group") purchased from Citibank, N.A. an aggregate of 203,038 shares (the "Shares") of common stock, par value $10.00 per share (the "Common Stock"), of the Company. According to an Amendment No. 1 to a Schedule 13D filed by the Purchaser Group (the "Schedule 13D"), the Shares were acquired at a purchase price of $17.00 per share. Under an Agreement, dated as of April 20, 1995, between Marshall T. Reynolds, a member of the Purchaser Group, and the Company, Mr. Reynolds is obligated to commence, within 20 business days after July 21, 1995, a tender offer at $21.00 per share for all of the outstanding shares of the Company's common stock not owned by the Purchaser Group (the "Tender Offer"). Mr. Reynolds has further agreed that prior to the commencement of the Tender Offer, and payment in full for the shares tendered, no member of the Purchaser Group will vote any of the Shares, without the consent of the Company's board of directors, to change in any respect the composition of the board of directors. According to the
Schedule 13D, the Purchaser Group intends, following the completion of the Tender Offer, to cause the election to the Board of Directors of Jeanne D. Hubbard, Robert L. Shell and Marshall T. Reynolds.



Legal Proceedings

         A condition of consummation of the Stock Purchase Agreement required that litigation in the Chancery Court of the State of Delaware between the Company and its directors and Citibank regarding the adoption of the Rights Agreement by the Company (Citibank, N.A. v. Abigail Adams National Bancorp, Inc., et al. Del. Ch. C.A. No. 13464 ("Citibank litigation") be terminated with prejudice. Further, it required that both the Company and the Bank enter into mutual releases with Citibank in which each releases the other, and their respective directors, officers, employees and agents, from all claims relating to the efforts of Citibank to dispose of the Shares. On July 21, 1995, such mutual releases (with the exception of one of the Company's directors, Richard W. Naing) were executed and the Citibank litigation was dismissed with prejudice.

         A further condition of consummation of the Stock Purchase Agreement required that National Bancshares, Inc. ("NBI"), which had previously entered into negotiations with Citibank for the purchase of Citibank's 71% stock holdings in the Company, execute absolute and unconditional releases of any and all claims NBI has or may have against Citibank, the Company, the Bank, Reynolds, and their respective directors, officers, employees and agents, provided that such parties each execute a similar release in favor of NBI. All of such releases (with the exception of one of the Company's directors, Richard
W. Naing) have been executed and delivered.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.               Description of Exhibit

10.3.1 Second Amendment to Employment Agreement dated April 19, 1995 between the Company and Barbara Davis Blum

10.3.2 Third Amendment to Employment Agreement dated July 26, 1995 between the Company and Barbara Davis Blum

27                        Financial Data Schedule

(b) On April 21, 1995, the Company filed a report on Form 8-K (earliest event reported April 20, 1995) reporting that Reynolds and Citibank had entered into a Stock Purchase Agreement. On August 4, 1995, the Company filed a report on Form 8-K (earliest event reported July 21, 1995) reporting the purchase by a group of investors from Citibank, N.A. of 203,038 shares of common stock of Abigail Adams National Bancorp, Inc. (see "Item 5 - Other Events - Changes in Control of the Registrant").

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                    ------------------------------------
                                              (Registrant)


Date:  August 14, 1995                      /s/ Barbara Davis Blum
      -----------------                    ----------------------------
                                            Barbara Davis Blum
                                             Chairwoman of the Board,
                                               President and
                                               Chief Executive Officer
                                            (Principal Executive Officer)


Date:  August 14, 1995                      /s/ Kimberly J. Levine
      -----------------                    -----------------------------
                                             Kimberly J. Levine
                                             Senior Vice President & Treasurer
                                             (Principal Financial and
                                               Accounting Officer)