Form 10QSB
period 1995-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1995-11-14
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB



 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter year ended            September 30, 1995
                               ---------------------------------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                              ---------------------  -----------------

         Commission file number      0-10971
                               ---------------------------------------


                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
       ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           52-1508198
 ----------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
Incorporation or organization)

    1627 K Street, N.W.  Washington, D.C.                          20006
 ----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

                             N / A
  ---------------------------------------------------------------------------
Former name, address, and fiscal year, if changes since last report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                      --   --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 1995.

         284,844 shares of Common Stock, Par Value $10/share.

                                     PART I.
-------------------------------------------------------------------------------
Item 1 - Financial Statements
-------------------------------------------------------------------------------

     The information furnished herewith reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to amounts previously reported in 1994 to conform with the 1995 presentation.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                    Consolidated Balance Sheets
                 September 30, 1995 and 1994 and December 31, 1994

                                                             Sept 30          Sept 30        December 31
                                                               1995            1994             1994
                                                               ----            ----             ----
Assets                                                     (unaudited)      (unaudited)
----------------------------
  Cash and due from banks                                   $4,004,500      $4,505,582    $4,349,250
  Short-term investments:
    Federal funds sold and securities purchased
     under agreements to resell                                425,000         825,000     1,300,000
    Interest bearing deposits in other banks                   391,715         490,715       490,715
                                                          -------------------------------------------
      Total short-term investments                             816,715       1,315,715     1,790,715

  Securities available for sale                              4,497,999       5,535,752     6,009,025

  Investments securities (market value of $9,794,674,
   $9,459,963 and $8,838,874 at September 30, 1995,
   September 30, 1994 and December 31, 1994, respectively)   9,707,042       9,582,472     9,080,778


  Loans                                                     59,652,497      58,260,355    60,729,437
    Less: Allowance for loan losses                         (1,271,591)     (1,225,640)   (1,289,562)
                                                          -------------------------------------------
                                                            58,380,906      57,034,715    59,439,875
  Bank premises and equipment                                  281,327         387,626       369,218
  Other assets                                               1,197,765         933,951     1,221,580
                                                          -------------------------------------------
     Total assets                                          $78,886,254     $79,295,813   $82,260,441
                                                          ===========================================

Liabilities
-----------------------

  Demand deposits                                           20,441,476      19,434,174    19,677,159
  NOW accounts                                               7,887,076      10,080,197    10,381,478
  Money market deposit accounts                             14,805,708      14,210,181    17,850,822
  Savings deposits                                           1,201,320       1,242,139     1,225,538
  CD's $100,000 and over                                    10,428,744      13,611,541    13,651,233
  CD's under $100,000                                       15,201,064      12,916,974    12,507,272
                                                          -------------------------------------------
    Total deposits                                          69,965,388      71,495,206    75,293,502

  Federal funds purchased and securities sold
   under agreements to repurchase                            1,761,208       1,331,215       360,708
  Long-term debt -- capital note                               204,875         279,375       260,750
  Other liabilities                                            539,553         644,081       583,211
                                                          -------------------------------------------
    Total liabilities                                       72,471,024      73,749,877    76,498,171

Stockholders' Equity
------------------------

  Common stock, par value, $10 per share,
   authorized 800,000 shares;
   issued 286,404; outstanding 284,844                       2,864,040       2,864,040     2,864,040
  Surplus                                                    3,291,973       3,291,973     3,291,973
  Retained earnings (deficit)                                  339,171       (506,987)     (284,646)
                                                          -------------------------------------------
                                                             6,495,184       5,649,026     5,871,367
  Less: Treasury Stock, 1,560 shares at cost                  (28,710)        (28,710)      (28,710)
           Unrealized loss on securities, net of taxes        (51,244)        (74,380)      (80,387)
                                                          -------------------------------------------
    Total stockholders' equity                               6,415,230       5,545,936     5,762,270
                                                          -------------------------------------------
    Total liabilities and stockholders' equity             $78,886,254     $79,295,813   $82,260,441
                                                          ============================================

     ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
          Consolidated Statements of Operations
     For the Period Ended September 30, 1995 and 1994
                    (Unaudited)

                                                                      For three months            For nine months
                                                                     Ended September 30,         Ended September 30,
                                                                     1995          1994          1995         1994
                                                                     ----          ----          ----         ----

Interest income:
----------------------------
  Interest and fees on loans                                      $1,518,689    $1,313,254    $4,416,395   $3,728,150
  Interest and dividends on investment securities:
    U.S. Treasury                                                     17,217        18,190        53,344       26,863
    Obligations of U.S. government agencies                          131,098       109,826       327,292      268,710
    Mortgage-backed securities                                         8,886        11,245        30,186       39,370
    Other                                                              6,940         2,267        25,423        6,800
                                                                 ----------------------------------------------------
     Total interest and dividends on investment securities           164,141       141,528       436,245      341,743

  Interest on securities available for sale:
    U.S. Treasury                                                     46,345        46,020       138,540      174,439
    Obligations of U.S. government agencies                            5,005        31,486        83,575      140,069
                                                                 ----------------------------------------------------
     Total interest on securities available for sale                  51,350        77,506       222,115      314,508

  Interest on federal funds sold                                      23,865        20,354        88,940       71,283
  Interest on deposits with other banks                                5,718         4,287        16,530       12,231
                                                                 ----------------------------------------------------
      Total interest income                                        1,763,763     1,556,929     5,180,225    4,467,915

Interest expense
----------------------------
  Interest on deposits:
    NOW                                                               61,446        71,051       204,644      203,498
    Money market deposit accounts                                    196,247       142,833       603,246      375,084
    Savings deposits                                                   7,630         7,711        22,578       21,195
    CD's $100,000 and over                                           160,935       128,969       537,997      373,843
    CD's under $100,000                                              235,214       133,153       618,285      339,411
                                                                 ----------------------------------------------------
                                                                     661,472       483,717     1,986,750    1,313,031
  Interest on federal funds purchased and securities
   sold under agreements to repurchase                                21,570        19,314        64,400       36,287
  Interest on other borrowings                                             0         1,222         6,559        1,222
  Interest on subordinated note                                        3,353         4,470        10,896       13,838
                                                                 ----------------------------------------------------
    Total interest expense                                           686,395       508,723     2,068,605    1,364,378
                                                                 ----------------------------------------------------
    Net interest income                                            1,077,368     1,048,206     3,111,620    3,103,537
Provision for loan losses                                                  0        70,524             0      221,572
                                                                 ----------------------------------------------------
    Net interest income after provision for loan losses            1,077,368       977,682     3,111,620    2,881,965


     ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
          Consolidated Statements of Operations
     For the Period Ended September 30, 1995 and 1994
                    (Unaudited)

                                                                      For three months             For nine months
                                                                     Ended September 30,         Ended September 30,
                                                                     1995          1994          1995         1994
                                                                     ----          ----          ----         ----
Other income:
----------------------------
  Service charges on deposit accounts                                192,907       167,043       562,759      515,840
  Other fees and commissions                                          31,730        24,825        80,161       73,101
  Gain (loss) on securities transaction                                    0             0             0        (281)
                                                                 ----------------------------------------------------
    Total other income                                               224,637       191,868       642,920      588,660
Other expense:
----------------------------
  Salaries and employee benefits                                     409,537       384,585     1,238,551    1,219,044
  Net occupancy expense                                              182,010       198,769       558,575      564,320
  Professional fees                                                  124,028       207,005       302,488      778,821
  Data processing fees                                                70,737        66,968       205,250      195,762
  Other operating expense                                            180,330       268,781       589,239    1,119,151
                                                                 ----------------------------------------------------
    Total other expense                                              966,642     1,126,108     2,894,103    3,877,098
                                                                 ----------------------------------------------------
    Income before taxes                                              335,363        43,442       860,437     (406,473)
Income tax expense                                                    93,620             0       236,620            0
                                                                 ----------------------------------------------------
    Net income                                                      $241,743       $43,442      $623,817    ($406,473)
                                                                 ====================================================

Earnings per share:
----------------------------
    Net income per share                                               $0.85         $0.15         $2.19       ($1.43)
                                                                 ====================================================

    Average shares outstanding                                       284,844       284,844       284,844      284,844
                                                                 ====================================================


         ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity
          For Nine Months Ended September 30, 1995 and 1994
                          (Unaudited)

                                                      Additional    Retained                Unrealized
                                           Common       Paid-in     Earnings    Treasury      Loss on
                                            Stock       Capital     (Deficit)     Stock      Securities      Total
                                            -----       -------     ---------     -----      ----------      -----
Balance, January 1, 1994                 $2,864,040    $3,291,973  ($100,514)   ($28,710)           $0    $6,026,789

  Net loss                                                          (406,473)                               (406,473)
  Unrealized loss on securities,
    net of taxes                                                                               (74,380)      (74,380)
                                      -------------------------------------------------------------------------------

Balance, September 30, 1994              $2,864,040    $3,291,973  ($506,987)   ($28,710)     ($74,380)   $5,545,936
                                      ===============================================================================



Balance, January 1, 1995                 $2,864,040    $3,291,973  ($284,646)   ($28,710)     ($80,387)   $5,762,270

  Net income                                                         623,817                                 623,817
  Unrealized gain on securities,
    net of taxes                                                                                29,143        29,143
                                      -------------------------------------------------------------------------------

Balance, September 30, 1995              $2,864,040    $3,291,973   $339,171    ($28,710)     ($51,244)   $6,415,230
                                      ===============================================================================


         ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
               Consolidated Statement of Cash Flow
        For the Nine months Ended September 30, 1995 and 1994
                          (Unaudited)



                                                                                              1995           1994
                                                                                              ----           ----
Operating Activities
-------------------------------------------
  Net income (loss)                                                                         $623,817       ($406,473)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                      0         221,572
    Depreciation and amortization on bank premises & equipment                               117,156         112,999
    Loss on sale of securities                                                                     0             281
    Loss on sale of other real estate                                                              0          11,516
    Accretion of loan discounts                                                              (53,784)         (3,088)
    Amortization and accretion of discounts and premiums on investment securities             18,225          25,126
    Decrease in other assets                                                                  23,815          96,718
    Decrease in other liabilities                                                            (86,083)       (428,281)
                                                                                       ------------------------------
      Net cash provided (used) by operating activities                                       643,146        (369,630)

Investing Activities
-------------------------------------------
  Proceeds from repayment and maturity of investment securities                              300,000         300,000
  Proceeds from repayment of mortgage-backed securities                                      103,710         236,627
  Proceeds from repayment and maturity of securities available for sale                    7,588,400       5,250,000
  Proceeds from sale of securities                                                                 0         449,719
  Purchase of investment securities                                                       (1,003,825)     (1,746,734)
  Purchase of securities available for sale                                               (6,072,462)     (3,747,500)
  Proceeds from maturity of interest-bearing deposits in other banks                          99,000               0
  Principal collected on loans                                                            10,533,176       7,661,210
  Loans originated                                                                       (10,738,535)    (12,986,640)
  Loans acquired from FDIC as receiver for other banks                                             0        (493,086)
  Net decrease (increase) in short-term loans                                                (67,160)      2,018,540
  Net decrease in lines of credit                                                          1,407,552          47,022
  Purchase of bank premises and equipment                                                    (29,263)       (161,504)
  Proceeds from disposition of other real estate                                                   0         716,984
                                                                                       ------------------------------
      Net cash provided (used) by investing activities                                     2,120,593      (2,455,362)

Financing Activities
-------------------------------------------
  Net decrease in transaction and savings deposits                                        (4,799,417)     (1,219,832)
  Proceeds from issuance of time deposits                                                 33,259,593      25,853,898
  Payments for maturing time deposits                                                    (33,788,290)    (25,595,137)
  Net increase in Federal funds purchased and repurchase agreements                        1,400,500       1,136,325
  Payments on long-term debt                                                                 (55,875)        (37,625)
                                                                                       ------------------------------
      Net cash provided by financing activities                                           (3,983,489)        137,629
                                                                                       ------------------------------

      Increase (decrease) in cash & cash equivalents                                      (1,219,750)     (2,687,363)
      Cash and cash equivalents at beginning of period                                     5,649,250       8,017,945
                                                                                       ------------------------------
      Cash and cash equivalents at end of period                                          $4,429,500      $5,330,582
                                                                                       ==============================

Supplementary disclosures:

Interest paid on deposits and borrowings                                                  $2,065,399      $1,369,385
                                                                                       ==============================
Income taxes paid                                                                           $175,593        $511,250
                                                                                       ==============================

-------------------------------------------------------------------------------
PART I.         FINANCIAL INFORMATION (CONTINUED)
-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $78,886,000 at September 30, 1995 as compared to $82,260,000 at December 31, 1994 and $79,296,000 at September 30, 1994. Total assets at September 30, 1995 decreased by $3,374,000 from December 31, 1994, with decreases approximately evenly distributed between cash and short-term investments ($1,319,000), total securities ($885,000) and loans ($1,077,000).
Total deposits decreased by $5,328,000 during the same period to $69,965,000 at September 30, 1995, while Federal funds purchased and securities sold under agreements to repurchase increased by $1,400,000 to $1,761,000 and stockholders' equity increased by $653,000 to $6,415,000.

     The loan portfolio at September 30, 1995 of $59,652,000 decreased by $1,077,000, or approximately 2%, as compared to the December 31, 1994 balance of $60,729,000 primarily due to fluctuations in the outstanding balance of commercial loans issued under lines of credit. Loans outstanding on commercial lines of credit were approximately 41% of the total line amount at September 30, 1995 as compared to 49% at December 31, 1994. New loans of $10,739,000 were originated in the first three quarters of 1995. However, loan principal payments of $10,533,000 offset the majority of this increase. The loan to deposit ratio at September 30, 1995 was 85% as compared to 81% at December 31, and September 30, 1994. The increase in this ratio is primarily attributable to the withdrawal of $5,000,000 in District of Columbia funds during the second and third quarter of 1995. On average the loan to deposit ratio for the first nine months of 1995 was 82% as compared to 79% for the comparable 1994 period.

     The Company accounts for its securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No. 115 requires that upon the purchase of debt and marketable equity securities, the Company must classify the securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Held to maturity securities are those securities in which the Company has the ability and the intent to hold the security until maturity and are reported at amortized cost. All other securities not included in trading or held to maturity are classified as available for sale and are reported at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. The available for sale portfolio exists to maintain adequate liquidity and to provide a base for executing asset/liability management strategy. The value of available for sale securities fluctuates based on changes in interest rates and other factors. Generally an increase in interest rates will result in a decline in the value of securities available for sale, while a decline in interest rates will result in an increase in the value of such securities. Therefore, the value of securities available for sale and the Company's shareholders' equity is subject to fluctuations based on changes in interest rates. Unrealized gains in the available for sale portfolio at September 30, 1995 were approximately $2,000, net of taxes. Unrealized losses, net of taxes, at September 30, 1995 on securities previously classified as available for sale in early 1994 which were subsequently reclassified to held to maturity were $53,000.

     Securities available for sale totaling $7,588,000 matured during the first nine months of 1995 as compared to purchases of $6,072,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the first nine months, accounted for the $1,511,000 decrease in the available for sale portfolio from $6,009,000 at December 31, 1994 to $4,498,000 at September 30, 1995. The long-term investment portfolio of $9,707,000 at September 30, 1995 increased by $626,000, or 7%, from December 31, 1994 due principally to the purchase of one security, partially offset by normal pay downs on mortgage-backed and other amortizing securities.

     Short-term investments decreased by $974,000 to $817,000 at September 30, 1995 from $1,791,000 at December 31, 1994 due principally to normal fluctuations in the Company's liquidity.

     Cash and due from banks of $4,005,000 at September 30, 1995 decreased by $344,000 from the December 31, 1994 balance of $4,349,000 due to variations in both levels of cash as well as balances maintained at correspondent banks.

     Total deposits of $69,965,000 at September 30, 1995 decreased by $5,328,000, or 7%, from the December 31, 1994 balance of $75,294,000. Demand deposits  of  $20,441,000  at  September  30, 1995  reflect a  $764,000,  or 4%, increase over the balance at December 31, 1994 due primarily to normal fluctuations in commercial accounts. Normal fluctuations in the deposit accounts of one large national organization as well as other personal and nonprofit accounts make up the majority of the $2,494,000 decrease in NOW accounts of $7,887,000 at September 30, 1995 as compared to $10,381,000 at December 31, 1994. Money market accounts of $14,806,000 at September 30, 1995 decreased by $3,045,000 as compared to $17,851,000 at December 31, 1994 due principally to normal fluctuations in the balances of several large commercial customers. Certificates of deposit at September 30, 1995 of $25,630,000 decreased by $529,000 over the $26,159,000 balance at December 31, 1994. The increase in certificates of deposit under $100,000 from December 31, 1994 to September 30, 1995 is principally due to the issuance of approximately $3,500,000 in brokered certificates of deposit during the first quarter of 1995. During 1994, certificates of deposit under $100,000 were issued to custodial accounts for pension funds. Although some of these custodial and pension fund deposits were withdrawn in the first three months of 1995 prior to their contractual maturity, as a result of interest rate increases experienced in 1994 and early 1995, approximately $2,200,000 in these certificates of deposit under $100,000 remain outstanding at September 30, 1995. Certificates of deposit over $100,000 at September 30, 1995 of $10,429,000 decreased by $3,222,000 over the December 31, 1994 balance of $13,651,000 primarily due to the withdrawal of $5,000,000 in District of Columbia deposits which were on account at December 31, 1994.

     Average noninterest-bearing demand deposits for the first nine months of 1995 of $18,020,000 decreased by $899,000, or 5%, from the comparable 1994 period, while average interest-bearing deposits grew by $1,516,000, or 3%, during the same period to $55,950,000 for the first nine months of 1995. On average, money market deposits and certificates of deposit under $100,000 increased from the prior year while NOW and savings accounts and certificates of deposit $100,000 and over decreased. Average noninterest-bearing deposits to average total deposits during the first nine months of 1995 represents 24% as compared to 26% one year earlier.

Results of Operations
---------------------

     The Company reported record net income of $624,000 for the first nine months of 1995, for an annualized return on average assets of 1.01%, as compared to a loss of $406,000 for the comparable 1994 period. The 1994 results include $627,000 in legal and related costs associated with two employment related lawsuits concluded during 1994, $189,000 in legal and other related costs regarding the issue of the Company's ownership and $210,000 related to the expensing of previously deferred professional fees related to the Company's proposed securities offering. Similar expenses have not been incurred during 1995.

     Net interest income, the most significant component of the Company's earnings, increased by $8,000, or less than 1%, to $3,112,000 for the first nine months of 1995 as compared to $3,104,000 for the comparable 1994 period. Average earning assets for the first nine months of 1995 increased by $818,000, or 1%, over the comparable 1994 period and the average loan to deposit ratio for 1995 increased to 82% from 79% the prior year. Although the average yield earned on interest-earning assets increased 115 basis points to 8.94%, a 154 basis point increase in the average cost of interest-bearing deposits coupled with an $899,000 decrease in average demand deposits offset most of this positive impact on the Company's net interest income. These factors resulted in a decrease in the net interest spread from 4.55% for the first nine months of 1994 to 4.16% for the first nine months of 1995. However, decreases in average noninterest-earning assets coupled with increases in average shareholders' equity resulted in a lesser impact on the net interest margin which decreased only 4 basis points to 5.37% for the first nine months of 1995 as compared to 5.41% for the first nine months of 1994.

     As a result of improvement in the quality of the loan portfolio over the last few years as well as relatively low levels of net charge-offs for the first nine months of 1995, the Company did not record a provision for loan losses during the first nine months of 1995, while a $222,000 provision was recorded during the comparable 1994 period. While the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, the Company deems the allowance for loan losses of $1,272,000 at September 30, 1995 to be adequate. The allowance for loan losses as a percentage of outstanding loans was 2.13% at September 30, 1995 as compared to 2.12% at December 31, 1994 and 2.10% at September 30, 1994. Nonaccrual loans at September 30, 1995 of $1,634,000 decreased by $253,000 from $1,887,000 at September 30, 1994. However, total nonperforming assets, which include nonaccrual loans, restructured loans and loans past due ninety days or more, of $2,967,000 at September 30, 1995 have increased by $338,000 from one year earlier due primarily to one loan which was restructured in late 1994 but which is paying in accordance with the restructured terms. Of the $2,967,000 nonperforming asset balance at September 30, 1995, $814,000 represents the guaranteed portion of loans insured by the Small Business Administration ("SBA") which were on nonaccrual or restructured status. This compares with total nonperforming assets of $2,629,000 at September 30, 1994 of which $1,320,000 represents the guaranteed portion of the loans insured by the SBA. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on a portion of the loan. The ratio of nonperforming loans to gross loans at September 30, 1995 is 4.97% as compared to 4.51% one year earlier.

     Total other income of $643,000 for the first nine months of 1995 increased by $54,000 from the $589,000 reported for the comparable 1994 period due primarily to a greater volume of ATM income resulting from the installation of newer ATM equipment in our Union Station location as well as the addition of one new ATM machine in late 1994. A greater level of service chargeable activities on deposit accounts also contributed to the increase.

     Total other expenses for the first nine months of 1995 of $2,894,000 decreased by $983,000, or 25%, from $3,877,000 for the comparable 1994 period. Salaries and benefits of $1,239,000 for the first nine months of 1995 reflect a $20,000, or 2%, increase over the first nine months of 1994, while occupancy expense of $559,000 decreased by $5,000, or 1%, during the same period due principally to higher operating costs in 1994 which were passed through to the Company by the landlord. Professional fees for the first nine months of 1995 of

$302,000 decreased by $477,000, or 61%, from $779,000 for the first nine months of 1994. In 1994, legal and other related costs were incurred in connection with the issue of the Company's ownership, the Company's proposed securities offering and the employment related lawsuits which were concluded in late 1994. Legal expenses during the first nine months of 1995 were incurred primarily to resolve the Company's ownership issue as well as to address other corporate and banking matters. Other operating expenses for the first nine months of 1995 of $589,000 decreased by $530,000, or 47%, from $1,119,000 reported for the prior year, due primarily to the employment related lawsuits settled in late 1994, as well as cost savings in virtually every expense category. In addition, a retroactive reduction in the FDIC deposit insurance premium assessment also contributed to the decrease in other expense. During the third quarter of 1995, the Company was advised by the FDIC that its deposit insurance premium assessment would decrease from $0.21 per $100 of deposits to the new lowest rate of $0.04 per $100 of deposit effective July 1, 1995. Also, during the third quarter of 1995, the Company recorded professional fees of approximately $44,000 for investment advisory fees in connection with the sale of the Company's stock and the related tender offer. (See Item 5 - "Other Events - Changes in Control of the Registrant" for a further discussion of issues relating to the Company's ownership.)

     Based on the financial results for the first nine months of 1995, as well as earnings projections for the remainder of the year, the Company has recorded tax expense of $237,000 using an effective tax rate of 27.5% in 1995 as compared to a 0% tax rate on 1994's loss. This effective tax rate for 1995 of 27.5% is used instead of the statutory rate of 40.77% as a result of reductions in the deferred tax asset valuation allowance in existence at the beginning of the year. Should actual financial results for subsequent quarters differ materially from projections, the Company's effective tax rate for 1995 will change accordingly.

Liquidity and Capital Resources
-------------------------------

     Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $4,821,000 in cash and short-term investments at September 30, 1995, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At September 30, 1995, the Company had $8,955,000 in unpledged securities which were available for such use. This compares with cash and short-term investments of $5,821,000 and unpledged securities of $4,448,000 at September 30, 1994 and cash and short-term investments of $6,140,000 and unpledged securities of $2,738,000 at December 31, 1994. As a percentage of total assets, the amount of these cash equivalent assets at September 30, 1995, September 30, 1994 and December 31, 1994 was 17%, 13% and 11%, respectively. The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding such certificates of deposit issued to financial institutions) representing 75% of the average deposit base for the first nine months of 1995 and 77% for the first nine months of 1994. In addition, the Bank has lines of credit from correspondent financial institutions which can provide up to an additional $1,000,000 in liquidity. The Bank is also a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region. Based on the Bank's purchase of approximately $250,000 in stock in the FHLB, the Bank is eligible to borrow up to approximately $1,500,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. The Bank is eligible to increase the maximum amount to be borrowed by $7,500,000 with the purchase of up to $1,200,000 of additional stock in the FHLB. The Bank has drawn on borrowings from the FHLB during the first nine months of 1995, however no borrowings were outstanding at September 30, 1995. The Company has adequate resources to meet its liquidity needs.

     On July 21, 1995, Citibank's 71% beneficial interest in the Company was sold to a group of predominantly female investors from West Virginia, thus maintaining the Company's status as a women-owned financial institution. On August 16, 1995, Marshall T. Reynolds, a member of the purchasing group, commenced a tender offer to purchase the outstanding shares of Common Stock that were not owned by him or his associates. The tender offer was completed on September 15, 1995. A total of 4,627 shares was tendered and acquired by Marshall T. Reynolds and Shirley A. Reynolds, jointly.

     Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At September 30, 1995, the Company's total risk-based capital ratio and Tier 1 capital ratio of 11.60% and 10.29%, respectively, met the regulatory definition of "well-capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The September 30,1995 ratios are based on Tier 1 capital of $6,466,000, total capital of $7,290,000 and risk- adjusted assets of $62,866,000. At September 30, 1995, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 11.48% and 10.17%, respectively, also met the regulatory definition of "well-capitalized." The 1995 ratios for the Bank are based on Tier 1 capital of $6,391,000, total capital of $7,213,000 and risk-adjusted assets of $62,822,000.

     The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk-based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At September 30, 1995, the Company's and the Bank's Tier 1 leverage ratio based on annual average assets of $82,486,000 and $82,395,000, were 7.84% and 7.76%, respectively, meeting the regulatory definition of "well-capitalized."

     On October 5, 1995, the Company declared a quarterly dividend o $0.25 per share payable on October 20, 1995 to stockholders of record as of October 17, 1995. All regulatory capital ratios following the declaration and payment of the $71,000 in dividends remain in the well-capitalized category.

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------
Item 4 - Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

     The Company held its Annual Meeting of Stockholders on October 17, 1995 to elect nine directors and to ratify the selection of KPMG Peat Marwick LLP as independent certified public accountants for the Company for 1994 and 1995.

     All nine nominees for director were elected. The voting results were as follows:

                                           For              Withheld
                                           ---              --------
         Barbara Davis Blum              227,782                 110
         Shireen Dodson                  225,282               2,610
         Susan Hager                     225,292               2,600
         Jeanne D. Hubbard               225,282               2,610
         Clarence L. James, Jr.          225,292               2,600
         Marshall T. Reynolds            227,762                 130
         Robert L. Shell, Jr.            227,772                 120
         Dana Stebbins                   225,292               2,600
         Susan J. Williams               225,292               2,600



     The voting results regarding the matter of ratification of KPMG Peat Marwick LLP as independent certified public accountants for the Company for 1994 and 1995 were as follows:

                  For                                        227,742
                  Against                                         20
                  Abstentions                                    130

--------------------------------------------------------------------------------
Item 5 - Other Information
--------------------------------------------------------------------------------

Changes in Control of the Registrant
------------------------------------

     During April 1995, Citibank, N.A. (the beneficial owner of approximately 71% of the Company's common stock) entered into a definitive agreement to sell its stock holdings to a group of investors. On July 21, 1995, this group of investors (the "Purchaser Group") purchased from Citibank, N.A. an aggregate of 203,038 shares (the "Shares") of common stock, par value $10.00 per share (the "Common Stock"), of the Company. According to an Amendment No. 1 to a Schedule 13D filed by the Purchaser Group (the "Schedule 13D"), the Shares were acquired at a purchase price of $17.00 per share. Under an Agreement, dated as of April 20, 1995, between Marshall T. Reynolds, a member of the Purchaser Group, and the Company, Mr. Reynolds commenced a tender offer on August 16, 1995 at $21.00 per share for all of the outstanding shares of the Company's common stock not owned by the Purchaser Group (the "Tender Offer"). On September 15, 1995, the Tender Offer terminated, with a total of 4,627 Shares tendered, all of which were accepted and paid for by Mr. Reynolds and Shirley A. Reynolds, jointly.

     On October 17, 1995, Jeanne D. Hubbard, Marshall T. Reynolds and Robert L. Shell, Jr., members of the Purchaser Group, joined the Company's and the Bank's Board of Directors. The Boards of Directors of the Company and the Bank adopted resolutions approving the election of these persons to the Boards so that their election would not cause the payment of benefits under the Bank's severance agreements.

-------------------------------------------------------------------------------
Item 6 - Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a) Exhibits

Exhibit No.     Description of Exhibit
-----------     ----------------------

19              Abigail Adams National Bancorp, Inc. Financial Summary for
                September 30, 1995

27              Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                       ------------------------------------
                                                  (Registrant)


         Date: November 13, 1995            /s/Barbara Davis Blum
         -----------------------            ---------------------
                                            Barbara Davis Blum
                                              Chairwoman of the Board,
                                               President and
                                               Chief Executive Officer
                                             (Principal Executive Officer)


         Date: November 13, 1995            /s/Kimberly J. Levine
         -----------------------            ---------------------
                                             Kimberly J. Levine
                                             Senior Vice President & Treasurer
                                              (Principal Financial and
                                               Accounting Officer)