Form 10KSB
period 1995-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1996-04-01
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1995
                                   -----------------

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ___________ to __________

         Commission file number 0-10971
                                -------
                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
- --------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                         52-1508198
- --------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
  of incorporation or organization)

1627 K Street, N.W., Washington, D.C.                          20006
- -------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

                             (202) 466-4090
- --------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


         Securities registered pursuant to Section 12(b) of the Act:  None


         Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $10.00 per share
- --------------------------------------------------------------------------------
                                (Title of Class)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  --    ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $7,755,000
                                                             ----------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 15, 1996.

                                   $ 2,348,193
                                   -----------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1996.

                  284,844 shares of Common Stock, Par Value $10

    Transitional Small Business Disclosure Format (Check one) Yes      No  X
                                                                  ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
                                     ------



Item 1.           Business

General

     Abigail Adams National Bancorp, Inc. (the "Company") is a bank holding company incorporated in Delaware on July 22, 1981 and registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company conducts operations through its sole wholly-owned subsidiary, The Adams National Bank (the "Bank"), a national banking association. The Bank provides banking and other financial services to individuals, small to medium-sized businesses and nonprofit and other organizations, including the acceptance of demand, time and savings deposits and the making and servicing of secured and unsecured loans.

     Chartered in 1977 and opened in 1978, the Bank was the first federally chartered bank in the United States to be owned and managed by women. Originally named The Women's National Bank, the name was changed in 1986 to The Adams National Bank. This change reflected the growth-oriented policies of the Bank as well as a move to alter the public perception that the Bank existed exclusively to serve the banking needs of women. The Bank, the deposits of which are insured by the FDIC to the fullest extent permitted by law, serves the nation's capital through three full service offices located in Washington, D.C. A fourth branch is scheduled to open in the summer of 1996.

     The Bank offers a full range of banking services to its customers, from checking and savings deposits to individualized cash management accounts. The consumer and commercial products and services include the following: demand, savings and time deposits, individual retirement and Keogh accounts; collateralized repurchase agreements; commercial, industrial, consumer, real estate and small business lending, including installment loans, credit card services, lines of credit and overdraft checking; safe deposit operations; and a variety of additional services tailored to the needs of individual customers, such as the acquisition of U.S. Treasury notes and bonds, the sale of travelers checks, money orders, cashier's checks, direct deposit, custodial, cash management, electronic banking and other special services. While providing financial services to a wide-ranging customer base, including individuals, small to medium-sized businesses, professional firms and nonprofit and other organizations, the Bank remains committed to assisting women and minorities with access to credit opportunities for career growth and small business ownership.

     Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, renovation, inventory and real estate. Consumer lending focuses on automobile, home equity and personal loans made on a direct, secured basis. Real estate loans are originated for both commercial and consumer purposes. Through its "Residential Express" program in affiliation with Knutson Mortgage Corporation ("Knutson"), the Bank is able to offer a variety of residential home mortgage loan products.

     The Bank participates in the U.S. Government's Minority Bank Deposit Program ("MBDP") administered by the U.S. Treasury Department. The MBDP is designed to encourage the participation of eligible minority and women's banks in supplying the federal government's needs for various banking relationships. Federal agencies and federal contractors are encouraged under the MBDP to establish depository relationships with women and minority-owned banks. Eligibility in the MBDP requires that at least 51% of a company's outstanding stock be owned by women and/or minorities and that a majority of its directors and executive officers be women. At December 31, 1995, less than 10% of the Bank's deposits were attributable to depositors either under the MBDP or under similar corporate programs in the private sector.

     The Bank emphasizes customer service as its primary competitive mechanism. As permitted by law and regulation, the Bank continually develops and markets new and improved services to its customers. In 1988, the Bank joined the Cirrus ATM network to complement its membership in the MOST ATM network initiated in 1986. These networks, particularly through the Company's three ATM's located at Union Station, increase the Bank's exposure to other institutions' depositors and provide an additional convenience to the Bank's own customers.

Acquisition and Expansion Strategy

     The Company seeks to diversify both its market area and asset base while increasing profitability through acquisitions and expansion. The Company's strategic plan, as implemented in 1991, included expanding through the acquisition from the FDIC and the Resolution Trust Corporation (the "RTC"), in their capacities as receivers, of insured deposits and certain performing loans of financial institutions which had been placed into receivership in the Washington, D.C. area. To date, the Bank was the successful bidder on three such purchases, one in each of 1992, 1993 and 1994. In 1992, the Company purchased insured deposits and certain performing loans from the FDIC, as receiver for a failed financial institution, for a premium of $1,000. In addition, the Company was entitled to any future recoveries received on loans charged off prior to the bid date for the sale of the financial institution. As of December 31, 1995, $104,000 in recoveries on such loans have been received. In 1993, the Company purchased certain performing loans from the FDIC, as receiver for another failed financial institution, at a discounted price of 96.2% of the outstanding loan amount. In 1994, the Company purchased an additional $508,000 in performing loans from the FDIC at a price of $492,000.

     In addition, the Company's plan includes the acquisition of small to medium sized financial institutions, primarily commercial banks or thrifts, or branches of such institutions. The Company's acquisition strategy is focused on traditional community banks or thrifts located in Washington, D.C., Maryland and Northern Virginia. In addition to price and terms, other factors to be considered by the Company in determining the desirability of an acquisition candidate are financial condition, earnings potential, quality of management, market area and competitive environment.

     Although the Company continues to explore acquisition opportunities in Washington, D.C., suburban Maryland and Northern Virginia, no banks have been identified as probable merger or acquisition candidates. It is expected that additional discussions will take place in the future as opportunities are presented. However, no assurance can be given that any such merger or acquisition candidates will be identified or that any merger or acquisition will be consummated.

     The Company also considers establishing branches as a means of expanding its presence in current or new market areas and is presently reviewing potential locations in Washington, D.C. and suburban Maryland. In March 1996, the Company signed a lease to open a new branch in Washington, D.C. The Company will also consider the expansion into other lines of business closely related to banking if it believes these lines could be profitable without undue risk to the Company and if the Company can be competitive.


Marketing Targets

     In its marketing efforts, the Bank actively targets women and minority-owned businesses and nonprofit organizations through various outreach programs, involvement of management in civic and business organizations and participation of management in programs sponsored by women, minority and nonprofit business organizations. In addition, the Bank participates in federal programs that encourage federal agencies and contractors to establish banking relationships with women and minority banks. The Bank's status also has created opportunities for Fortune 500 companies to establish borrowing and deposit relationships with the Bank through corporate programs that encourage such relationships with women and minority-owned institutions.

Operating Strategy

     Corporate policy, strategy and goals are established by the Board of Directors of the Company. Pursuant to the Company's philosophy, the main focus is on providing personalized services and quality products to customers to meet the needs of the community in which it operates. Recognizing the substantial changes facing the banking industry, beginning in 1990, the Company redirected its existing resources and personnel to redesign and focus its lending staff to address the challenges of safe and sound underwriting and lending practices coupled with aggressive loan growth. The Company hired an experienced senior bank executive with a knowledge of commercial lending who was familiar with the Washington, D.C. market area. In addition, computer resources were purchased and training implemented to assist in the consistent application of safe and sound underwriting and documentation standards. Additional emphasis was also placed on the ongoing maintenance of current financial and collateral documentation of borrowers. Annual reviews by experienced independent loan auditors also provide independent verification that the Company keeps its policies and practices current.

     As part of its community banking approach, the Bank encourages its officers to actively participate in community organizations. In addition, within credit and rate of return parameters, the Bank attempts to ensure that it meets the credit needs of its communities, as evidenced by its "Outstanding" Community Reinvestment Act ("CRA") rating from the Comptroller of the Currency ("OCC.")

     The Bank uses a variety of marketing strategies to attract and retain customers. Strategies include letters to companies in targeted markets, referrals from existing customers, cross-selling services to existing customers, contacts made through officers' and directors' active community service, publicity on regional print and electronic media, as well as an officers and branch managers loan and deposit calling program. The Bank is in the process of developing its own electronic site (home page) on the Internet (World Wide Web).

     The Bank contracts with an outside national firm to provide data processing and back room operations. The state-of-the-art resources provided by this outside firm, in conjunction with the Bank's internal data management system, enable the Bank to provide a high level of customer service. In addition, the Bank is currently installing a local area network in order to effectively manage its growth.

Lending Activities

     The Bank provides a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofits and other organizations. These services include, but are not limited to, commercial business loans, commercial and residential real estate, renovation and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. Consumer lending focuses on automobile, home equity and personal loans made on a direct, secured basis. Real estate loans are originated for both commercial and consumer purposes, with a variety of residential home mortgage loan products originated predominantly under the Bank's Residential Express program. As of December 31, 1995, approximately three quarters of the Bank's total loan portfolio was comprised of loans with interest rates which either float or generally adjust on an annual basis. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Loans."

     The Bank aggressively markets its services to qualified borrowers in both the commercial and consumer sectors. The Bank's commercial lending officers actively solicit the business of new companies entering the Washington, D.C. market, national and local nonprofit organizations and longstanding members of the Washington, D.C. community. Through personalized professional service and competitive pricing, the Bank has been successful in attracting new commercial lending customers.

     Commercial and real estate lending is performed by the Bank's Lending Division, which is comprised of three full time and one part time loan officers, a credit analyst, a collections staff person and an administrative assistant specializing in loan documentation. The Treasury Division includes the Loan Operations staff of two, responsible for recording and processing new loans and loan payments and working in conjunctiuon with the Lending Division, ensuring the timely receipt of all ongoing loan documentation and the prompt reporting of any exceptions. Credit analysis on loans is generally performed by the credit analyst, using a sophisticated credit analysis computer program which provides not only the flexibility necessary to analyze loans but also the structure necessary to ensure that all documentation requirements are appropriately met.

     Policies and procedures have been established by the Bank to promote safe and sound lending. Loan officers have established individual lending authorities based on both seniority and experience. Loans in excess of individual officers' lending limits are presented to the Officers' Loan Committee ("OLC"), which is comprised of all loan officers and the President of the Bank and which meets weekly. While a maximum of two loan officers may pool their loan authorities to approve a loan, most loans over $100,000 are brought to this Committee. The OLC has the authority to approve unsecured loans up to $250,000 and secured loans up to $400,000. Loans over $250,000 on an unsecured basis and over $400,000 on a secured basis are brought to the Executive Loan Committee ("ELC"), which meets approximately twice per month. The ELC is comprised of two outside directors and the President. In addition to approving new loans, this Committee approves restructuring of loans it originally approved, reviews past due loans and approves charge-offs.

     The full Board of Directors reviews the Bank's Classified and Criticized Loan Quarterly Report and quarterly Migration and Allowance for Loan Losses analyses. In addition, an independent loan review is performed by a consultant on an annual basis which during 1994 and 1995 covered approximately 73% of the dollar volume of the loan portfolio, and included 96% of the criticized and classified loans. In addition to the Company's independent loan auditors and the Company's independent audit firm, KPMG Peat Marwick LLP, the regulatory agencies review the loan portfolio as part of the regular examination process.

     Commercial Loans

     The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from three months to five years. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment.

     Small Business Administration Lending ("SBA")

     The SBA is a federal agency established in 1953 to support and promote small business in the United States. The Bank offers SBA-guaranteed loans to businesses. These loans offer better terms and more flexible repayment schedules than conventional financing. Many small, growing firms have been unable to obtain the long-term financing they require to facilitate expansion and compete in the market. The Bank recognizes this problem and has established in-house expertise in this specialized type of lending. Management believes that making SBA loans helps the local community and provides the Bank with a source of income and with solid future lending relationships as the businesses grow and prosper. As lending requirements of small businesses grow to exceed the Bank's lending limit, the Bank has the ability to participate portions of larger loans to other financial institutions. The Bank believes that such participation agreements will help to preserve lending relationships while providing a high level of customer service. While advantageous to business customers, SBA lending can provide the Bank attractive returns with minimal risk, as the majority of each loan is guaranteed by the SBA. As of December 31, 1995, loans in this category totaled $4,607,000.

     Nonprofit Lending

     The Bank provides financing to nonprofit organizations for construction and renovation of local headquarters offices and other facilities, working capital lines of credit and equipment financing. Current nonprofit customers of the Bank include organizations which focus on issues relating to women's rights, the environment, minority rights and AIDS treatment and education. At December 31, 1995, these loans amounted to $5,107,000.

     Real Estate Loans

     The Bank originates residential mortgage loans through an affiliated loan program with Knutson. A variety of fixed and variable rate loan products are offered for varying terms through this program. Loan applications can be taken by the Bank or through a 24 hour Knutson Hot Line. These loans are preapproved by Knutson prior to funding by the Bank and are generally sold (inclusive of servicing rights) to Knutson at the original principal amount within one to three days of closing. The Bank has the option, however, of retaining these loans for its own portfolio. While the Bank has a real estate mortgage portfolio of $14,151,000 at December 31, 1995, these loans are predominantly commercial or residential investment mortgage loans and are either variable rate or reprice on an annual basis.

     The majority of the $2,618,000 in loans classified as construction and land development loans in the accompanying consolidated financial statements are primarily for renovation and rehabilitation of commercial and residential properties.

     Consumer Lending

     The Bank's consumer lending includes loans for motor vehicles, home equity loans and lines of credit, debt consolidation loans and loans to individuals for investment purposes.

During 1994, the Bank entered the credit card market by issuing its own VISA card at competitive rates and with no annual fee. The credit card is offered to both new and existing customers as well as corporate accounts, and provides various cardmember benefits, including frequent flyer miles. Through its credit card services, the Bank hopes to increase profits and augment its cross-selling opportunities by increasing its marketing base.


Competition

     The Bank faces substantial competition for deposits and loans throughout its market area. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. The Bank faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in its market areas. Many of the financial intermediaries operating in the Bank's market areas offer certain services, such as trust, investment and international banking, which the Bank does not offer. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to service larger customers.

     In order to compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank will arrange for those services to be provided by its correspondents.


Effect of Governmental Policies and Legislation

     Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

     The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve

Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

     From  time  to  time,  legislation  is  enacted  which  has the  effect  of increasing  the  cost of  doing  business,  limiting  or  expanding  permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress and before various bank regulatory and other professional agencies. For example, legislation was recently introduced in Congress that would merge the deposit insurance funds applicable to commercial banks and savings associations and impose a one-time assessment on savings associations to recapitalize the deposit insurance fund applicable to savings associations, possibly resulting in adjustments of deposit insurance premiums for all FDIC-insured institutions. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "SUPERVISION AND REGULATION."

Employees

     At December 31, 1995, the Company employed 37 people, 36 on a full-time and 1 on a part-time basis. The employees are not represented by a union and management believes that its relations with its employees are good.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

         The Company

     The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file quarterly reports with the Federal Reserve Board and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

     The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal

Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

     Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Capital Standards."

     The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

     The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any activities, or acquire shares of companies engaged in activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in
                             -- ----
whole or in part, of a going concern.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. The validity of the source of strength doctrine has been and is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

     Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

     The Bank

     The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the OCC. If, as a result of an examination of a Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a Bank's deposit insurance in the absence of action by the OCC and upon a finding that a Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. The Bank is not subject to any such actions by the OCC or the FDIC.

     The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "Premiums for Deposit Insurance." Various other requirements and restrictions under the laws of the United States affect the operations of the Bank. Federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital. See "Capital Standards."

     Restrictions on Transfers of Funds to the Company by the Bank

     The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by Delaware state law.

     There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus.

     The OCC also has authority to prohibit the Bank from engaging in activities that, in the OCC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See "Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "Capital Standards" for a discussion of these additional restrictions on capital distributions.

     At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, are primarily dividends paid by the Bank. At December 31, 1995, the Bank had $1,594,000 in retained earnings available for the payment of cash dividends in accordance with OCC limitations. However, restrictions imposed by the Bank's Subordinated Note Agreement with Minbanc Capital Corp. limit the total cash dividends payable by the Bank in any 12 calendar month period to 25% of net operating income, which at December 31, 1995 limited the payment of cash dividends to zero. See Note 9 of the Notes to Consolidated Financial Statements.

     The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Prompt Corrective Action and Other Enforcement Mechanisms."

     Capital Standards

     The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

     A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

     In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, are required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See Note 8 of the Notes to Consolidated Financial Statements. The federal banking agencies issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

     In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.


     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

     The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1995.

                                                 December 31, 1995
                                                 -----------------
                                         Actual                     Minimum
                                  ---------------------             Capital
                                  Amount          Ratio           Requirement
                                  ------          -----           -----------
                                     (In thousands)
Leverage ratio (1)..............  $6,405           7.79%              4.0%
Tier 1 risk-based ratio (2).....  $6,405            9.40              4.0
Total risk-based ratio (2)......  $7,287           10.69              8.0


(1) Ratio is based on annual average assets of  $82,216,000.
(2) Ratio is based on risk-adjusted assets of $68,172,000.



     Prompt Corrective Action and Other Enforcement Mechanisms

     Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

   "Well capitalized"                               "Adequately capitalized"
   ------------------                            ------------------------
   Total  risk-based  capital of 10%;             Total  risk-based  capital of 8%;
   Tier 1 risk-based  capital of 6%; and          Tier 1 risk-based  capital of 4%; and
   Leverage ratio of 5%.                          Leverage ratio of 4% (3% if the
                                                  institution receives the highest
                                                  rating from its primary regulator)

   "Undercapitalized"                            "Significantly undercapitalized"
   ------------------                            --------------------------------
   Total risk-based capital less than 8%;         Total risk-based capital less than 6%;
   Tier 1 risk-based  capital  less than 4%; or   Tier 1  risk-based  capital less than 3%; or
   Leverage ratio less than 4% (3% if the         Leverage  ratio less than 3%.
   institution receives the highest rating
   from its primary regulator)

   "Critically undercapitalized"
   -----------------------------
   Tangible equity to total assets less than 2%.


     An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

     An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency.

     Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. Most importantly, for example, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution.

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

     Safety and Soundness Standards

     In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

     In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations. Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts.

     Premiums for Deposit Insurance

     Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

     The FDIC implemented a final risk-based assessment system, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi- annual period beginning January 1, 1996.

     Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

            Assessment Rates Effective Through the First Half of 1995

                                         Group A       Group B        Group C
                                         -------       -------        -------

     Well Capitalized...............        23           26              29
     Adequately Capitalized.........        26           29              30
     Undercapitalized...............        29           30              31

           Assessment Rates Effective through the Second Half of 1995

                                         Group A       Group B        Group C
                                         -------       -------        -------

     Well Capitalized...............         4            7              21
     Adequately Capitalized.........         7           14              28
     Undercapitalized...............        14           28              31

                   Assessment Rates Effective January 1, 1996

                                         Group A       Group B        Group C
                                         -------       -------        -------

     Well Capitalized...............         0*           3              17
     Adequately Capitalized.........         3           10              24
     Undercapitalized...............        10           24              27

     *Subject to a statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications).

     Interstate Banking and Branching

     In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

     The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

     Community Reinvestment Act and Fair Lending Developments

     The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The OCC has rated the Bank "Outstanding" in complying with its CRA obligations.

     In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.

Item 2.     Properties.

     The principal executive offices of the Company and the main office of the Bank are located in leased space at 1627 K Street, N.W., Washington, D.C. 20006. The Bank leases two other offices, one located at 2905 M Street, N.W., Washington, D.C. and the other at Union Station, 50 Massachusetts Avenue, N.E., Washington, D.C. An additional ATM was opened in Union Station in 1989 and a third ATM was opened in Union Station in May 1994. In March 1996, a lease was signed for a new branch office at 1604 17th Street, N.W. Leases for these facilities expire as follows:

         Location                                  Expiration of Lease
         --------                                  -------------------
         1627 K Street, N.W.                                2002
         2905 M Street, N.W.                                1996
         50 Massachusetts Avenue, N.E.                      1999
         Union Station ATM                                  1999
         Union Station ATM                                  1999
         1604 17th Street, N.W.                             2016

     In 1995, the Company and the Bank incurred rental expense on leased real estate of approximately $408,000. The Company considers all of the properties leased by the Bank to be suitable and adequate for their intended purposes.


Item 3.     Legal Proceedings.

     Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or the Bank is a party or to which any of their property is subject. For a discussion of certain legal proceedings in connection with the Company's prior ownership, see "BENEFICIAL OWNERSHIP OF SHARES."


Item 4.     Submission of Matters to a Vote of Security-Holders.

         None


                                     PART II
                                     -------

Item 5.     Market for Registrant's Equity and Related Stockholder Matters.

     (a) The Company's Common Stock has been traded in the over-the-counter market and reported in the "pink sheets." Trading in the Company's Common Stock has been limited and sporadic.

     The following table sets forth the range of the high and low bid prices of the Company's Common Stock for each fiscal quarter indicated and is based upon information provided by the National Quotation Bureau. These prices reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not have represented actual transactions.


          Calendar Quarter Ended              Bid Prices of Common Stock
                                                    High        Low

          March 31, 1994                           $12.50     $11.50
          June 30, 1994                             15.00      12.00
          September 30, 1994                        15.00      15.00
          December 31, 1994                         15.00      15.00

          March 31, 1995                           $15.00     $15.00
          June 30, 1995                             16.50      15.00
          September 30, 1995                        23.00      15.00
          December 31, 1995                         24.50      22.00

     (b) As of March 15, 1996, the Company had 579 stockholders of record.

     (c) During 1995, the Company declared two cash dividends on the Common Stock of $.25 per share per quarter, for a total of $142,422. Prior to 1995, the Company did not pay dividends. The Company's ability to pay cash dividends is limited by the provisions of Delaware law, which permit the payment of dividends from either surplus or retained earnings. In addition, the ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The National Bank Act imposes limitations on the amount of dividends that a national bank, such as the Bank, may pay without prior regulatory approval. Generally, the amount is limited to the Bank's current year's net earnings plus the retained net earnings for the two preceding years. The Bank is also subject to dividend restrictions under a subordinated capital note agreement. That agreement restricts the total cash dividends payable by the Bank in any 12 calendar month period to 25% of net operating income, which at December 31, 1995 limited the payment of cash dividends to zero. See Notes 9 and 12 of the Notes to Consolidated Financial Statements.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") had total assets of $92,365,000 at December 31, 1995 reflecting an increase of $10,105,000 from total assets of $82,260,000 at December 31, 1994. Total loans at December 31, 1995 of $63,592,000 and the average loan balance for the year of $60,318,000 increased by 5% and 4%, respectively, over the comparable 1994 period. Total deposits at December 31, 1995 of $83,063,000 increased by $7,770,000, or 10%, as compared to December 31, 1994, while average deposits for 1995 of $73,587,000 increased by $356,000, or less than 1%, from the 1994 average of $73,231,000.

     The  Company  reported  record  net income of  $959,000  for the year ended
December 31, 1995 as compared to a net loss of $184,000 for the year ended December 31, 1994. The $959,000 net income for 1995 is attributable to increases in other income and decreases in operating costs, as well as no provision for loan losses, as compared to 1994. As a result of the Company's utilization of its remaining valuation allowance on deferred tax assets, the Company's actual tax rate of 22% is lower than the 41% combined statutory tax rate, thus contibuting to the improved earnings for 1995. The net loss of $184,000 for the year ended December 31, 1994 was due to nonrecurring legal and related expenses. If these nonrecurring items are excluded, the Company would have been profitable for 1994 with net income after taxes of $714,000. The $714,000 adjusted net income for 1994 assumes that the valuation allowance on deferred tax assets was utilized in 1994 instead of 1995 thus resulting in a lower income tax expense for 1994. Had this actually been the case, net income for 1995 would not have utilized the valuation allowance on deferred tax assets and net income for 1995, adjusted for $102,000 in costs incurred during the year to finalize the ownership issues, would have been $805,000, reflecting an increase of 13% over 1994's adjusted net income of $714,000.

     The Company's total risk-based capital ratio (total capital divided by assets weighted for risk elements) is 11.06%, of which 9.77% is Tier 1 capital. The leverage ratio (based on annual average assets) is 8.09%. All are well in excess of the 8%, 4% and 5% ratios, respectively, required by federal banking regulations. Additionally, the Company's average equity to average asset ratio is 7.50% for 1995 as compared to 7.13% reported for 1994. See "Stockholders' Equity" below.

Loans

     The loan portfolio at December 31, 1995 increased by $2,863,000, or 5%, to $63,592,000 from $60,729,000 reflected at December 31, 1994. The majority of this growth has been in commerical and residential real estate mortgages. On average, the Company's loans increased by $2,073,000, or 4%, to $60,318,000 for 1995 from $58,245,000 for 1994. As a result of this loan growth, the average loan to deposit ratio increased to 82% in 1995 from 80% in 1994 and 73% in 1993. The loan to deposit ratio at December 31, 1995 was 77% as compared to 81% at December 31, 1994 and 76% at December 31, 1993. The Company has a target loan to deposit ratio of 80% based on quarterly averages. See "Liquidity and Capital Resources" for a further discussion of this ratio.

     For a summary of loans by category at Decmeber 31, 1995 and 1994, see Note 4 of the Notes to Consolidated Financial Statements.

     The table entitled "Analysis of Loan Maturity and Interest Sensitivity" below, summarizes the maturity distribution and interest sensitivity of the Company's loan portfolio at December 31, 1995.

               Analysis of Loan Maturity and Interest Sensitivity
                              At December 31, 1995
                                 (In thousands)

                                           Within  1        1 - 5         After
                                            Year (1)        Years        5 Years         Total
                                            --------        -----        -------         -----
Maturity of Loans (2)(3):
  Commercial                                $ 15,311     $ 21,881      $   6,355      $ 43,547
  Real Estate - mortgage                       1,615        8,335          4,201        14,151
  Real Estate - construction                   1,591          340            687         2,618
  Installment                                  1,013        1,690            949         3,652
                                               -----        -----            ---         -----
    Total loans (4)                         $ 19,530     $ 32,246      $  12,192      $ 63,968
                                             ========     ========      =========      ========

Interest Rate Sensitivity of Loans:
  With predetermined interest rates         $  3,520     $  8,791      $     780      $ 13,091
  With floating or
    adjustable interest rates                 16,010       23,455         11,412        50,877
                                              ------       ------         ------        ------
    Total loans (4)                         $ 19,530     $ 32,246      $  12,192      $ 63,968
                                             ========     ========      =========      ========

- ---------------------------

(1) Includes demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts.

(2) Loan maturity is based upon individual loan contract terms. The Company has not established a rollover policy. Each loan is reviewed on a case by case basis with respect to renewal.

(3)  The Company has no foreign loans.

(4) The above table does not include deferred income and unearned discounts which total a credit balance of $375,344.

Investments

     The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Held to maturity securities are those securities in which the Company has the ability and the intent to hold until maturity and are reported at amortized cost. All other securities not included in trading or held to maturity are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity. The available for sale portfolio exists to maintain adequate liquidity and to provide a base for executing asset/liability management strategy. These securities may be sold in response to changes in interest rates, restructuring of maturity distributions, need for additional funds for loans, tax planning and regulatory needs, as well as for other purposes. As investment securities are purchased, they are classified as either held to maturity (long-term investment) or available for sale. The value of securities recorded as available for sale fluctuates based on changes in interest rates. Generally, an increase in interest rates will result in a decline in the value of securities available for sale, while a decline in interest rates will result in an increase in the value of such securities. Therefore, the value of securities available for sale and the Company's stockholders' equity is subject to fluctuation based on changes in interest rates. Increases in the general level of interest rates during 1994 caused a decline in the fair value of securities in the Company's available for sale portfolio. Based on an evaluation of the existing and projected liquidity needs of the Company, during the second quarter of 1994, the Company reclassified $3,500,000 in securities previously classified as available for sale to the held to maturity portfolio, resulting in an unrealized loss, net of taxes, on the date of transfer of approximately $86,000. This unrealized loss is recorded in equity and amortized as a yield adjustment over the remaining terms of the reclassified securities. This amortization of approximately $39,000, net of taxes as of December 31, 1995, coupled with unrealized gains in the remaining available for sale portfolio of $7,000, net of taxes, brings the equity balance of unrealized loss on securities to $40,000, at December 31, 1995.

     Investment securities and securities available for sale at December 31, 1995 totaled $13,701,000, a decrease of $1,389,000, or 9%, from one year earlier, due principally to maturities and scheduled repayments. Of the $13,701,000 outstanding at December 31, 1995, $5,508,000 was segregated in the available for sale portfolio, with the remainder classified as held to maturity investments. The $5,508,000 available for sale portfolio at December 31, 1995 decreased by $501,000 from $6,009,000 reported one year earlier. The investment (held to maturity) portfolio at December 31, 1995 of $8,193,000 decreased by $888,000 from $9,081,000 reported at December 31, 1994. Although no securities were sold, scheduled maturities and repayments in both the available for sale and held to maturity portfolios were used to fund increases in the loan portfolio. See "Liquidity and Capital Resources" for a further analysis of liquidity. On average for 1995, the combined long-term investment and available for sale securities portfolio of $14,367,000 decreased by $1,242,000, or 8%, from $15,609,000 for 1994.

     The table entitled "Analysis of Securities Portfolio" below, sets forth by major categories, the adjusted cost bases, approximate market values and the weighted average yields of investment securities and securities available for sale at December 31, 1995.


                        Analysis of Securities Portfolio
                              At December 31, 1995
                                 (In thousands)

                                            Investment Securities                Securities Available for Sale
                                            ---------------------                -----------------------------
                                         Adjusted      Market    Average           Adjusted       Market   Average
                                       Cost Basis(1)   Value     Yield           Cost Basis(1)    Value    Yield
                                       -------------   -----     -----           -------------    -----    -----

    U.S. Treasury:
       Within one year                     $ 1,499    $ 1,500      5.71%            $ 1,996      $2,002      5.85%
                                           -------    -------                        -------     ------

    Obligations of other U.S.
      Governement agencies
      and corporations (2):
       Within one year                       1,006      1,015      6.68               2,501       2,503     5.48
       After one, but within five years      4,875      4,964      5.96               1,000       1,003     5.56
                                             -----      -----                         -----       -----
           Total                             5,881      5,979      6.09               3,501       3.506     5.50
                                             -----      -----                         -----       -----

    Mortgage-backed securities (3):
      Federal National Mortgage Association:
       After one, but within five years         17         17      9.18                --          --        --
      Federal Home Loan Mortgage Corporation:
       After five, but within ten years        369        386      8.63                --          --        --
                                               ---        ---                         ----       -----
           Total                               386        403      8.65                --          --        --
                                               ---        ---                         ----       -----

    Federal Reserve Bank stock                 163        163      6.00                --          --        --
                                               ---        ---                         ----       -----

    Federal Home Loan Bank stock               252        252      7.25                --          --        --
                                               ---        ---                         ----       -----

    Corporate securities:
       After ten years                          12         12        --                --          --        --
                                                --         --                         ----       ------

           Total investment securities     $ 8,193    $ 8,309      6.16%            $ 5,497      $ 5,508     5.63%
                                           =======    =======      ====             =======      =======     ====

1 The adjusted cost basis of securities which were transferred from available for sale to investment securities is shown net of unrealized loss on the date of transfer.

2    Includes obligations of quasi-government agencies and corporations.

3 This reflects final maturity, although contractual maturity is not a reliable indicator of expected life because borrowers have the right to repay their obligations at any time. Monthly amortization prior to the final maturity is not shown as it cannot be reasonably estimated.


     For additional information about investment securities and securities available for sale at December 31, 1995 and 1994, see Note 3 of the Notes to Consolidated Financial Statements.

     Short-term investments, consisting of Federal funds sold and interest-bearing deposits in other banks, increased by $8,171,000 to $9,962,000 at December 31, 1995 from $1,791,000 one year earlier. Deposits made in December by some of the Company's large corporate customers increased deposit levels at December 31, 1995, which in turn increased the Company's short-term investments. The Company has historically maintained its short-term liquid investments at a level sufficient to account for the normal fluctuations of its corporate deposit accounts. While short-term investments at December 31, 1995 reflect an $8,171,000 increase from the prior year-end, average short-term investments during 1995 have declined by $69,000 as compared to 1994.


Noninterest-Earning Assets

     Cash and due from banks

     Cash and due from banks of $4,953,000 at December 31, 1995 reflects an increase of $604,000, or 14%, from the $4,349,000 balance at December 31, 1994. This increase is primarily attributable to normal fluctuations in cash reserve balances maintained at the Federal Reserve Bank between December 31, 1995 and December 31, 1994.

     Bank premises and equipment

     Bank premises and equipment of $278,000 at December 31, 1995 reflects a decrease of $91,000, or 25%, from the $369,000 balance reported at December 31, 1994. This decrease is due to the depreciation and amortization expense of $146,000 for the year, offset by equipment purchases of $55,000.

     Other assets

     Other assets of $1,153,000 at December 31, 1995 reflect a decrease of $68,000, or 6%, from the $1,221,000 balance reported at December 31, 1994. This decrease is principally due to a $47,000 increase in accrued interest receivable and $260,000 increase in deferred taxes, offset by a $375,000 decrease in taxes receivable at December 31, 1995 as compared with December 31, 1994.

Deposits

     Deposits at December 31, 1995 of $83,063,000 increased by $7,770,000, or 10%, from December 31, 1994, as discussed below.

     Demand, NOW and Money Market Accounts

     Demand deposits of $23,444,000 at December 31, 1995 reflect a $3,767,000, or 19% increase over the balance one year earlier. This increase is attributable to fluctuations in the balances of the Company's large corporate customers. Negotiable Order of Withdrawal, or "NOW" accounts, of $7,343,000 at December 31, 1995 decreased by $3,038,000, or 29%, over the $10,381,000 balance at December 31, 1994, due primarily to the withdrawal of the deposit accounts of one large national organization as well as fluctuations in the balances of both individual and nonprofit customers. Money market account balances of $21,392,000 at December 31, 1995 have increased by $3,541,000, or 20%, from the $17,851,000 balance for the comparable 1994 period due primarily to the opening of new deposit accounts as well as to fluctuations in the balances of both commercial and individual customers.

     Certificates of Deposit

     Certificates of deposit of $100,000 or greater at December 31, 1995 of $13,591,000 remained virtually unchanged from the $13,651,000 balance reported one year earlier, despite the withdrawal of $5,000,000 of local government funds which had been on deposit at December 31, 1994. These deposits had been collateralized by U.S. Treasury and agency securities. Certificates of deposit under $100,000 of $15,976,000 at December 31, 1995 increased by $3,469,000 during the same period. This increase is primarily attributable to approximately $3,500,000 of brokered funds which were raised in the first quarter of 1995. In addition, the Company continues to maintain $2,200,000 in certificates of deposit under $100,000 issued during 1994 to custodial accounts for pension funds.

     The table entitled "Maturity Distribution of Certificates of Deposit $100,000 and Over" below, sets forth, by time remaining to maturity, certificates of deposit in amounts of $100,000 or more at December 31, 1995 and 1994.


       Maturity Distribution of Certificates of Deposit $100,000 and Over
                          At December 31, 1995 and 1994
                                 (In thousands)

                                                     1995           1994
                                                     ----           ----

Within three months                               $ 5,716         $ 9,260
After three months but within six months            4,772           1,767
After six months but within twelve months           1,403           2,422
After twelve months                                 1,700             202
                                                    -----             ---

  Total                                           $13,591         $13,651
                                                  =======         =======





     Average Deposits

     Average deposits for 1995 of $73,587,000 remain virtually unchanged from the average deposits for 1994 of $73,231,000. Average noninterest-bearing demand deposits of $18,547,000 for 1995 represent 25% of total deposits for 1995 as compared to 26% for 1994.

     The table entitled "Average Deposits and Rates" below, sets forth the average amount outstanding and average rate paid by major deposit category for the years ended December 31, 1995 and 1994.

                           Average Deposits and Rates
                 For the Years Ended December 31, 1995 and 1994
                                 (In thousands)


                                               1995                 1994
                                         ---------------      ----------------
                                         Average   Average    Average   Average
                                         Balance    Rate      Balance     Rate
                                         -------    ----      -------     ----


Interest-bearing demand accounts        $ 10,129    2.46%     $ 11,470    2.31%
Savings deposits                           1,160    2.68         1,185    2.46
Money Market deposit accounts             16,451    4.94        15,901    3.43
CD's $100,000 and over                    12,672    5.51        14,252    3.68
Other time deposits                       14,628    5.78        11,546    4.26
                                          ------                ------
  Total interest-bearing deposits         55,040    4.79        54,354    3.41
Noninterest-bearing demand deposits       18,547                18,877
                                          ------                ------

  Total deposits                        $ 73,587               $ 73,231
                                        ========                ========



Short-Term Borrowings

     Short-term borrowings of $1,786,000 at December 31, 1995 consist entirely of repurchase agreements with customers of the Company. This compares with repurchase agreements outstanding at December 31, 1994 of $361,000.

     For additional information on short-term borrowings, see Note 10 of the Notes to Consolidated Financial Statements.

Other Liabilities

     Other liabilities of $711,000 at December 31, 1995 increased by $128,000, or 22%, due in large part to increases in accrued interest payable on deposits and other accrued expenses.


Results of Operations -- 1995 As Compared With 1994

     Analysis of Net Interest Income

     Net interest income, the most significant component of the Company's earnings, increased by $19,000, or less than 1%, to $4,167,000 in 1995 as compared to $4,148,000 in 1994. This variance is consistent with the 1% increase in average earning assets during the same period. Although the mix of earning assets during 1995 was more heavily weighted towards loans, thus improving interest income, a 138 basis point increase in rates paid on deposits for 1995 as compared to 1994 offset virtually all the positive variances achieved in interest income. As illustrated in the table entitled "Net Interest Income, Average Balances and Rates," the rate paid on interest-bearing liabilities increased by 138 basis points to 4.82% in 1995, while the yield on earning assets increased by 100 basis points to 8.94% in 1995 as compared to 1994.

     Although the net interest spread (the difference between the average interest rate earned on interest-earning assets and paid on interest-bearing liabilities) decreased by 38 basis points from 4.50% in 1994 to 4.12% in 1995, a $762,000 increase in the level of earning assets coupled with improvements in the mix of earning assets during the same period caused net interest income to increase by $19,000. The net interest margin (net interest income as a percentage of average interest-earning assets) for 1995 declined to 5.39% from 5.42% for 1994. Loans, the highest yielding component of earning assets, now represent approximately 78% of total average earning assets as compared to approximately 76% for the comparable 1994 period.

     The average balance of core deposits in 1995, excluding $5,000,000 in local governmental deposits referred to above in the section entitled "Certificates of Deposit," remain virtually unchanged from the 1994 levels. The increase in interest expense is attributable to increases in rates paid on all deposit categories. As shown in the table entitled "Distribution of Assets, Liabilities and Stockholders' Equity: Interest Rates and Interest Differential Analysis of Changes in Net Interest Income," the $723,000 increase in interest income due to increasing rates was more than offset by the $779,000 increase in interest expense due to increasing rates. This negative variance in net interest income due to rates is offset by increases in net interest income attributable to volume resulting in a $19,000 increase in net interest income for 1995 as compared to 1994.


     Other Income

     Total other income, which consists primarily of service charges on deposits, other fee income and gains (losses) on securities transactions, increased by $51,000, or 6%, to $841,000 in 1995 as compared to $790,000 in 1994. This increase is due to increases in ATM income resulting from the installation of more efficient ATM equipment in the Company's Union Station location, as well as the full year's effect of the addition of one new ATM at that location in April 1994.


     Other Expense

     Total other expense decreased by $1,120,000, or 23%, to $3,781,000 in 1995 as compared to 1994. Salaries and benefits for 1995 increased by $38,000, or 2%, to $1,649,000 as compared to 1994, primarily due to normal merit increases. Occupancy and equipment expense decreased by $52,000, or 7%, to $699,000 during the same period, principally due to decreases in operating costs of the Company's main office location which are passed through to the Company by the landlord. Professional fees decreased by $534,000, or 60%, to $353,000. This decrease is attributable to decreases in legal and other costs related to the issue of the Company's ownership, the expensing in 1994 of previously deferred professional fees related to the Company's proposed securities offering, as well as decreases in legal fees related to three employment related lawsuits which were concluded in 1994. Professional fees for 1995 include costs of approximately $102,000 incurred to finalize the issues surrounding the Company's ownership. Data processing expense increased by $34,000, or 13%, to $300,000 in 1995 as compared to 1994. Other operating expense decreased by $605,000 in 1995 as compared to 1994. Of this decrease, $387,000 is attributable to expenses incurred in 1994 for two employment related lawsuits settled in 1994. During 1995, the Company's wholly owned subsidiary, The Adams National Bank (the "Bank"), also experienced an $87,000 decrease in total FDIC insurance premiums as a result of additional premium rate reductions. Since the Bank is considered well capitalized under regulatory standards and meets certain other criteria, during 1995, the Bank paid the lowest FDIC insurance premium rate of $.04 per $100 of deposits. Beginning January 1, 1996, the Bank will pay a flat $2,000 per year for FDIC deposit insurance. The remainder of the decrease is due to savings in various office operating expenses.

     Income Tax Expense

     Income tax expense for 1995 was recorded at a combined tax rate of 22%, as the Company eliminated the remaining valuation allowance on deferred tax assets during the year. See Note 8 of the Notes to Consolidated Financial Statements.

Results of Operations -- 1994 As Compared With 1993

     Analysis of Net Interest Income

     Net interest income increased by $143,000, or 4%, to $4,148,000 in 1994 as compared to $4,005,000 in 1993. This positive variance is a direct result of both the $8,616,000, or 13%, increase in average earning assets from 1993 to 1994 and the Company's efforts to realign its earning assets to maximize yield. The increase in net interest income occurred despite an increase in the rate paid on interest-bearing liabilities and a decrease in the rate earned on interest-earning assets. As illustrated in the table entitled "Net Interest Income, Average Balances and Rates," the rate paid on interest-bearing liabilities increased by 48 basis points to 3.44%, while the yield on earning assets declined by 17 basis points to 7.94% in 1994 as compared to 1993. A significant contributor to the decline in earning asset yields was a more competitive loan pricing strategy implemented during 1994, resulting in 22% average loan growth as compared to 1993. In addition, during 1993, the Company recognized as interest income approximately $125,000 in purchase discounts on the payoff of a portion of the loans purchased from the FDIC. When this interest income is excluded from 1993, the yield on earning assets for 1993 would have been 7.93% as compared to 7.94% for 1994. At December 31, 1994, $124,000 in loan purchase discounts remain to be recognized on loans still outstanding.

     Although the net interest spread decreased by 65 basis points from 5.15% in 1993 to 4.50% in 1994, an $8,616,000 increase in the level of earning assets coupled with a lesser increase in the level of interest-bearing liabilities of $5,259,000 during the same period caused net interest income to increase. Despite the improvement in the mix of earning assets away from securities and short-term investments and towards loans and the increase in net noninterest-bearing sources of funds, the net interest margin for 1994 declined to 5.42% from 5.89% for 1993. Loans in 1994 represent approximately 76% of total average earning assets as compared to approximately 70% for the comparable 1993 period.

     The 20% increase in average net noninterest-bearing sources of funds from 1993 to 1994, coupled with the improvement in both the volume and mix of earning assets, was more than offset by the decreases in the rates earned on earning assets and the increase in the rates paid on interest-bearing liabilities, resulting in negative variances in both the net interest spread and the net interest margin. The net interest spread decreased by 65 basis points to 4.50% for 1994 as compared to 5.15% for 1993, while the net interest margin decreased by 47 basis points to 5.42% during the same period.

     Average deposits in 1994 grew by approximately 11% over the 1993 levels. The $4,155,000 increase in average interest-bearing deposits during 1994 as compared with 1993, coupled with the increase in the rates paid on money market accounts and certificates of deposit contributed to the $426,000 increase in total interest expense. As shown in the table entitled "Net Interest Income, Average Balances and Rates," the cost of total interest-bearing liabilities increased by 48 basis points from 2.96% in 1993 to 3.44% in 1994. This increase in the cost of total interest-bearing liabilities occurred despite an increase in average demand deposits to total deposits from 24% in 1993 to 26% in 1994. As shown in the table entitled "Distribution of Assets, Liabilities and Stockholders' Equity: Interest Rates and Interest Differential Analysis of Changes in Net Interest Income," approximately $707,000 of the increase in net interest income is attributable to the improvement in the levels and the mix of earning assets offset by a $564,000 reduction in net interest income due both to the decrease in the rates earned on earning assets and the increase in the rates paid on interest-bearing liabilities.

     Other Income

     Total other income decreased by $95,000, or 11%, to $790,000 in 1994 as compared to $885,000 in 1993, due in part to a decrease in gains on securities transactions during 1994. During 1994, one security was sold for liquidity purposes resulting in a nominal loss. This compares with the sale of one security from the held for sale portfolio resulting in a gain in 1993 of $24,000.

     Other Expense

     Total other expense increased by $797,000, or 19%, to $4,901,000 in 1994 as compared to 1993. Salaries and benefits for 1994 increased by $47,000, or 3%, to $1,611,000 as compared to 1993, primarily due to normal merit increases. Occupancy and equipment expense increased by $76,000, or 11%, to $750,000 during the same period, principally due to increases in depreciation and amortization expense on the new ATM equipment installed during 1994 coupled with increases in operating costs of the Company's main office location which are passed through to the Company by the landlord. Professional fees increased by $406,000, or 85%, to $887,000. Of this amount $645,000 is attributable to legal fees related to three employment related lawsuits which were concluded in 1994, legal and other costs related to the issue of the Company's ownership and the expensing of previously deferred professional fees related to the Company's proposed 1994 securities offering. See "Liquidity and Capital Resources" for a further discussion of issues relating to the Company's ownership.

     Data processing expense increased by $22,000, or 9%, to $266,000 in 1994 as compared to 1993. Other operating expense increased by $246,000 in 1994 as compared to 1993. This increase is primarily attributable to a $387,000 expense for two employment related lawsuits settled in 1994 as compared to a $250,000 expense for a judgment for damages and a reserve for legal fees associated with another employment related lawsuit in 1993. All three of these employment suits were concluded during 1994 with no further amounts owed. During 1994, the Bank also experienced an increase in total FDIC insurance premiums due to increased deposit levels.

     Income Tax Expense

     There was no income tax expense recorded for 1994, as the Company reported a loss for the year and under the criteria specified by generally accepted accounting principles was not permitted to record a net tax benefit. See Note 8 of the Notes to Consolidated Financial Statements.

          Distribution of Assets, Liabilities and Stockholders' Equity:
                    Interest Rates and Interest Differential
                   Analysis of Changes in Net Interest Income
                                 (In thousands)

                                            1995 versus 1994                              1994 versus 1993
                                  ----------------------------------             --------------------------------

                                      Net             Change per:                 Net             Change per:
                                    Increase         -----------                Increase          -----------
                                  (Decrease)1        Rate      Volume          (Decrease)1       Rate       Volume
                                  -----------        ----      ------          -----------       ----       ------

Interest income from:
  Loans (2)                          $  802        $  620      $  182           $   688       $  (265)     $   953
  Securities                            (17)           53         (70)             (113)          (57)         (56)
  Federal funds sold and
    securities purchased under
    agreements to resell                 42            43          (1)                5            16          (11)
  Bankers acceptances                    --            --          --               (17)           --          (17)
  Interest-bearing deposits
    in banks                              5             7          (2)                6             3            3
                                          -             -          --                 -             -            -
    Total interest income (3) (5)       832           723         109               569          (303)         872
                                        ---           ---         ---               ---          ----          ---

Interest expense on:
  Time deposits (4)                     255           279         (24)              131            86           45
  Certificates of deposit               527           468          59               254           174           80
  Short-term borrowings                  35            32           3                43             1           42
  Long-term borrowings                   (4)           --          (4)               (2)           --           (2)
                                         --                        --                --                         --
    Total interest expense (3)          813           779          34               426           261          165
                                        ---           ---          --               ---           ---          ---
    Net interest income (5)          $   19        $  (56)     $   75           $   143       $  (564)     $   707
                                      ======        ======      ======           =======       =======      =======

- ---------------------------------

(1)  Changes due to both rate and volume are allocated to rate.

(2) Interest on loans includes loan fees of approximately $152,000, $151,000 and $151,000 in 1995, 1994 and 1993, respectively.

(3) Changes are computed on a line-by-line basis and do not sum to the rate and volume changes of total interest income or total interest expense because of changes in the mix of interest-earning assets and interest-bearing liabilities from year to year.

(4)  Includes transaction accounts.

(5) No taxable equivalent adjustments are necessary because the Company had no tax-exempt securities or loans during 1995, 1994 and 1993.

                 Net Interest Income, Average Balances and Rates
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                     1995                           1994                           1993
                                                     ----                           ----                           ----
                                          Average   Income  Average      Average   Income  Average      Average   Income   Average
                                          Balance  Expense     Rate      Balance  Expense     Rate      Balance   Expense    Rate
                                          -------  -------    -----      -------  -------   ------      --------  -------   -----
Assets
Interest-earning assets:
  Loans (1)                              $  60,318   $ 5,902    9.78%   $   58,245  $  5,100     8.76%  $  47,903   $ 4,412   9.21%
  Securities                                14,367       859    5.98        15,609       876     5.61      16,540       989   5.98
  Federal funds sold and repos               2,235       130    5.82         2,246        88     3.92       2,598        83   3.19
  Bankers' acceptances                         --       --       --            --        --       --          528        17   3.22
  Interest-bearing deposits
    in other banks                             433        23    5.31           491        18     3.67         406        12   2.96
                                               ---        --                   ---        --                  ---        --
      Total interest-earning assets         77,353     6,914    8.94        76,591     6,082     7.94      67,975     5,513   8.11
Allowance for loan losses                   (1,299)                         (1,351)                       ( 1,404)
Cash and due from banks                      4,715                           4,951                          4,299
Bank premises and equipment                    320                             364                            396
Other assets                                 1,205                           1,394                          1,728
                                             -----                           -----                          -----
       Total assets                      $  82,294                      $   81,949                      $  72,994
                                          =========                      ==========                     ==========


Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Time deposits                          $  27,740     1,094    3.94    $   28,556       839     2.94   $  26,848       708   2.64
  Certificates of deposit                   27,300     1,544    5.66        25,798     1,017     3.94      23,351       763   3.27
  Federal funds purchased and
    resale agreements                        1,600        89    5.56         1,549        57     3.68         465        17   3.66
  Other short term borrowings                  104         6    5.77            61         3     4.92          --        --     --
  Long-term debt                               233        14    6.01           299        18     6.02         340        20   5.88
                                               ---        --                   ---        --                  ---        --
       Total interest-bearing liabilities   56,977     2,747    4.82        56,263     1,934     3.44      51,004     1,508   2.96
                                                       -----                           -----                          -----
Noninterest-bearing liabilities:
  Demand deposits                           18,547                          18,877                         15,687
  Other liabilities                            594                             966                            660
 Stockholders' equity                        6,176                           5,843                          5,643
                                             -----                           -----                          -----
       Total liabilities and
         stockholders' equity            $ 82,294                       $   81,949                      $  72,994
                                         ========                        ==========                      =========

Net interest income (2)                              $ 4,167                        $  4,148                        $ 4,005
                                                      =======                         =======                        =======
Net interest spread                                             4.12%                            4.50%                        5.15%
                                                                ====                             ====                         ====
Net interest margin                                             5.39%                            5.42%                        5.89%
                                                                ====                             ====                         ====

- ----------------------------

(1) Nonaccrual loans are included in the average loan balances. Interest on loans includes fees of approximately $152,000, $151,000 and $151,000 in 1995, 1994 and 1993, respectively.

(2) No taxable equivalent adjustments are necessary because the Company had no tax-exempt securities or loans during 1995, 1994 and 1993.



Asset Quality

     Loan Portfolio and Adequacy of the Allowance for Loan Losses

     Lending is the Company's principal business. Inherent in the lending process is the risk of loss. The Company manages the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of individual borrowers, establishment of lending limits to individuals and application of lending procedures, such as the holding of adequate collateral and the maintenance of compensating balances. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.

     The provision for loan losses decreased to $0 in 1995 from $221,000 recorded for the prior year. While the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, the Company deems the allowance for loan losses of $1,274,000 at December 31, 1995 to be adequate. Although the dollar amount of the allowance for loan losses of $1,274,000 at December 31, 1995 has declined from the balance of $1,290,000 one year earlier, as shown in the table entitled "Allocation of Allowance for Loan Losses," the portion of the allowance for loan losses which is not allocated to any particular component of the loan portfolio remains virtually unchanged from 1994 levels at $253,000 at December 31, 1995.

     At December 31, 1995, the allowance for loan losses as a percentage of outstanding loans was 2.00% as compared to 2.12% at December 31, 1994. This decrease is predominantly due to improvement in the quality of the loan portfolio. See analysis of "Nonperforming Assets" for a further discussion of asset quality. In assessing the adequacy of the allowance for loan losses, management primarily relies on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses which must be written off and to assess the risk characteristics of the loan portfolio as a whole. In addition to actual loss experience, management considers factors such as industry specific composition of the loan portfolio and the general and regional economic conditions. This review takes into account the judgment of the individual loan officer, senior management and the Board of Directors. The full Board of Directors reviews the Company's Classified and Criticized Loans Quarterly Report and quarterly loan loss analyses. In addition, the Company's review takes into account the judgment of the regulatory agencies that review the loan portfolio as a part of the regular examination process. Such regulatory agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The Company also has an independent loan review performed by a consultant on an annual basis, which during the last two years covered approximately 73% of the dollar volume of the loan portfolio, and included 96% of the criticized and classified loans. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions and other factors.

     In reviewing the adequacy of the allowance for loan losses, the Company also prepares a detailed migration analysis which measures the Company's historical loss experience relative to the risk classifications within the individual loan portfolio pools. This historical loss experience is then adjusted for external factors such as trends in volumes and characteristics of loans, national and local economic trends and management experience, among other factors, and is applied to the current outstanding loan portfolio pools within each risk classification. Based on the results of this migration analysis, which encompasses all of the factors previously used, management makes a determination as to the adequacy of the allowance for loan losses.

     Nonperforming Assets

     Nonperforming assets include nonaccrual loans, restructured loans, past due loans and other real estate. Nonaccrual loans consist of loans on which interest is no longer being accrued. Restructured loans consist of loans where the terms have been renegotiated due to a deterioration in the financial condition of the borrower. Past due loans include loans ninety days or more past due with respect to principal or interest. Other real estate consists of real property that has been acquired in satisfaction of debts previously contracted. Loans are placed on nonaccrual status when, in the opinion of management, timely collection of principal or interest is doubtful. Thereafter, no interest income is recognized until such time as the borrower demonstrates a history of ability to pay both principal and interest on a regular agreed upon basis.

     Total nonperforming assets at December 31, 1995 have increased by $264,000, or 10%, as compared to the December 31, 1994 balance. As shown in the table entitled "Analysis of Nonperforming Assets," the ratio of nonperforming assets to total assets declined to 3.04% at December 31, 1995 from 3.10% at December 31, 1994, demonstrating a modest improvement in asset quality. Since the increase in total loans at December 31, 1995 as compared to one year earlier was not as great as the corresponding increase in total assets, the ratio of nonperforming assets to gross loans at December 31, 1995 of 4.42% reflects a 22 basis point increase from the 4.20% reported at December 31, 1994. In addition, the allowance for loan losses as a percentage of nonperforming assets has decreased to 45% at December 31, 1995 from 51% one year earlier. Nonaccrual loans at December 31, 1995 of $1,561,000 have increased by $317,000 from $1,244,000 at December 31, 1994, restructured loans have decreased by $56,000 to $1,245,000 at December 31, 1995 and past due loans have increased by $3,000 to $6,000 during the same period. Of the $1,561,000 balance of nonaccrual loans at December 31, 1995, $875,000, or 56%, are loans insured by the U.S. Small Business Administration (the "SBA") for an average of 85% of the outstanding loan balance. This compares with $1,013,000 of nonaccrual loans at December 31, 1994, or 81% of total nonaccrual loans, which were insured by the SBA for an average of 87% of the outstanding balance. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on a portion of the loan.

     The table entitled "Analysis of Nonperforming Assets" below, presents nonperforming assets, by category, at December 31, 1995 and 1994.

                        Analysis of Nonperforming Assets
                          At December 31, 1995 and 1994
                                 (In thousands)

                                 At December 31,
                                                          ---------------
                                                         1995        1994
                                                         ----        ----
         Nonaccrual loans:
           Commercial                                  $ 1,244      $1,096
           Real estate - mortgage                          317         148
                                                         -----       -----
             Total nonaccrual loans (1)                  1,561       1,244

         Past due loans:
           Installment - individuals                         6           3
                                                          ----       -----
             Total past due loans                            6           3

         Restructured loans:
           Commercial                                    1,245       1,301
                                                         -----       -----
             Total restructured loans                    1,245       1,301
                                                         -----       -----

             Total nonperforming assets                $ 2,812     $ 2,548
                                                       =======     =======
             Total nonperforming assets exclusive of
               SBA guaranteed balances                 $ 2,070     $ 1,664
                                                       =======     =======
         Ratio of nonperforming assets
           to gross loans (2)                            4.42%       4.20%
         Ratio of nonperforming assets to total
           assets (2)                                    3.04%       3.10%
         Percentage of allowance for loan losses to
           nonperforming assets (2)                     45.30%      50.61%
         Ratio of net charge-offs to average loans        .03%        .55%
- ----------------------------

(1) Nonaccrual loans include $875,000 and $1,013,000 in loans guaranteed by the SBA at December 31, 1995 and 1994, respectively. The outstanding balance of these loans are insured for 84.9%, or $743,000, and 87.3%, or $884,000, respectively.

(2)  Ratios include SBA guaranteed loan balances.




     For additional information concerning nonaccrual, restructured and past due loans, see Note 4 to the Notes to Consolidated Financial Statements included herein.

     Potential Problem Loans

     At December 31, 1995, loans totalling $618,000 were classified as potential problem loans which are not reported in the table entitled "Analysis of Nonperforming Assets" as compared to $1,742,000 at December 31, 1994. These loans were made to borrowers who are now experiencing financial difficulties. These financial difficulties have caused management to question the ability of such borrowers to comply with the present repayment terms. The loans are subject to management attention and their classification is reviewed on a quarterly basis. Of the potential problem loans at December 31, 1995, 98% of the balance represents loans which are partially to fully secured. The remaining 2% of the balance, or $15,000, is guaranteed by the SBA for a total of $13,000.

     Of the $1,742,000 in problem loans at December 31, 1994, $618,000 were guaranteed by the SBA for a total of $503,000 and the majority of the remainder were adequately collateralized.

     Impaired Loans

     In January 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No.
114), as amended by SFAS No. 118. This statement addresses how creditors should establish allowances for credit losses on individual loans determined to be impaired. The allowance for loan losses relates to loans that are identified as impaired includes impairment reserves, which are based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. Loans which were restructured prior to the adoption of SFAS No. 114 and which are performing in accordance with the renegotiated terms are not required to be reported as impaired. Loans restructured subsequent to the adoption of SFAS No. 114 are required to be reported as impaired in the year of resturcturing. Thereafter, such loans can be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms. In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Upon the adoption of SFAS No. 114, the Company did not change its method of recognizing interest income on impaired loans.

     At December 31, 1995, loans totalling $2,790,000 were classified as impaired loans, all of which are reported above as nonaccrual, restructured or potential problem loans. For additional information concerning impaired loans, see Note 4 to the Notes to Consolidated Financial Statements included herein.

     The table entitled "Allocation of Allowance for Loan Losses" sets forth an analysis of the allocation of the allowance for loan losses by categories as of December 31, 1995, 1994 and 1993.

                     Allocation of Allowance for Loan Losses
                          At December 31, 1995 and 1994
                                 (In thousands)


                                          1995                       1994                         1993
                                    ---------------------    ---------------------       ----------------------
                                    Reserve%  of loans       Reserve    % of loans       Reserve     % of loans
                                    Amount  to total loans    Amount  to total loans      Amount  to total loans
                                    ------  --------------    ------  --------------      ------  --------------
Commercial                          $   658    68.08%       $   760        70.33%          $   843       66.80%
Real estate - mortgage                  291    22.12            215        18.13               323       20.57
Real estate - construction               27     4.09             21         5.30                36        4.79
Installment                              45     5.71             46         6.24                67        7.84
Unallocated                             253     --              248          --                117         --
                                        ---    ----             ---        ----                ---       ----
         Total                      $ 1,274   100.00%       $ 1,290       100.00%          $ 1,386      100.00%
                                    =======   ======        =======       ======           =======      ======




     Loan Concentrations

     For a summary of loan concentrations by industry, see Note 4 of the Notes to Consolidated Financial Statements.



Liquidity and Capital Resources

     Interest Sensitivity Management

     The sensitivity of net interest income to fluctuations in interest rates is known as interest rate risk. Sensitivity arises when assets and liabilities are not subject to rate repricing within the same period. As shown by the table entitled "Analysis of Interest Rate Sensitivity," at December 31, 1995, interest sensitive assets repricing within each period of less than one year ranges from 120% to 122% of interest sensitive liabilities repricing in the comparable periods. When non-rate sensitive assets and liabilities are excluded, the interest sensitive assets in each remaining period beyond one year exceed interest sensitive liabilities repricing in the comparable periods. Management of interest rate sensitivity is monitored by the Asset/Liability Investment Committee of the Bank which meets monthly and includes members of the Bank's Board of Directors as well as the Bank's officers.

     The Committee meets monthly to consider, among other things, the sensitivity of major asset and liability categories to anticipated interest rate changes. The Company does not necessarily attempt to maintain a matched position for each time frame. While interest sensitivity analysis is a useful tool for asset/liability management, limitations exist which make it difficult to predict the Company's net interest income solely on the basis of the interest sensitivity position. For example, the relationship between interest rates earned on loans, particularly the prime rate, and interest rates paid on deposits is not constant over time. Despite these limitations, in an effort to better predict the effect of possible interest rate changes on net interest income, the Company also prepares an analysis of the effect on net interest income of interest rate shocks of 1%, 2% and 3% in either direction. Based on the Company's interest sensitivity position and the analyses performed of the effect of interest rate movements at December 31, 1995, a rising interest rate environment will generally tend to increase net interest income, while a declining interest rate environment will generally tend to decrease net interest income.

                      Analysis of Interest Rate Sensitivity
                                December 31, 1995
                                 (In thousands)

                                                                                             Total         Non-Rate
                                                     0-90        91-180      181-365          Rate      Sensitive &
                                                     Days         Days         Days       Sensitive     Over 1 Year      Total
                                                     ----         ----         ----       ---------     -----------      -----
Interest-earning assets:
  Loans                                           $ 27,349       $ 8,691      $ 11,843       $ 47,883      $ 15,709      $63,592
  Securities (1)                                     4,183         1,593         2,756          8,532         5,169       13,701
  Short-term investments                             9,475            95           297          9,867            95        9,962
Noninterest-earning assets                              --            --           --             --          5,110        5,110
                                                     -----         -----         -----          -----         -----        -----
    Total assets                                    41,007        10,379        14,896         66,282        26,083      $92,365

Interest-bearing liabilities:
  Deposits (2)                                      31,760         9,058        12,358         53,176         6,443      $59,619
  Short-term borrowings                              1,786            --            --          1,786            --        1,786
  Long-term debt                                        --           186            --            186            --          186
Noninterest-bearing sources                             --            --            --             --        30,774       30,774
                                                     -----         -----         -----          -----        ------       ------

    Total liabilities and stockholders' equity      33,546         9,244        12,358         55,148        37,217      $92,365
                                                                                                                          ======
Excess (deficiency) of interest sensitive assets over like liabilities:
    For the period                                $  7,461       $ 1,135      $  2,538       $ 11,134     $ (11,134)
    Cumulative                                       7,461         8,596        11,134

Rate sensitive assets/ rate sensitive liabilities:
    Cumulative                                        1.22x         1.20x        1.20x


(1)  Includes both investment securities and available for sale securities.

(2) NOW and savings accounts are reflected in the 181-365 days classification, based on the Company's evaluation of historical runoff and interest sensitivity of these deposits.

     Liquidity

     Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $14,915,000 in cash and short-term investments at December 31, 1995, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At December 31, 1995, the Company had $4,658,000 in unpledged securities which were available for such use. This compares with cash and short-term investments of $6,140,000 and unpledged securities of $2,738,000 at December 31, 1994. As a percentage of total assets, the amount of these cash equivalent assets at December 31, 1995 was 21%, as compared to 11% at December 31, 1994. The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions) representing 79%, 80% and 79% of the average total deposit base in 1995, 1994 and 1993, respectively. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $1,000,000 in liquidity as well as access to other collateralized borrowing programs. Although the Bank maintained an average loan to deposit ratio of 82% during 1995, the Bank has access to collateralized deposit programs through U.S. government agencies which can be called upon to raise additional deposits, thus lowering the loan to deposit ratio. Similarly, the Company has adequate resources to meet its liquidity needs.

     In the second quarter of 1994, the Bank became a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region. Based on the Bank's purchase of approximately $250,000 of stock in the FHLB in August of 1994, the Bank is eligible to borrow up to approximately $1,554,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. The Bank is eligible to increase the maximum amount to be borrowed by $7,446,000 with the purchase of $1,205,000 of additional stock in the FHLB. During the fiscal year 1995, the Bank borrowed approximately $104,000 on average, however no borrowings were outstanding at December 31, 1995.

     Stockholders' Equity

     Stockholders' equity at December 31, 1995 increased by $857,000 over the prior year to $6,619,000 as a result of the Company's 1995 net income of $959,000 and the $40,000 decrease in unrealized loss on securities, net of taxes, partially offset by dividends paid of $142,000. Average stockholders' equity as a percentage of average total assets for 1995 was 7.50% as compared to 7.13% for 1994.

     Under the risk-based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long- term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At December 31, 1995, the Company's total risk-based capital ratio and Tier 1 capital ratio of 11.06% and 9.77%, respectively, met the regulatory definition of "well capitalized." Under regulatory guidelines, an institution is generally considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The December 31, 1995 ratios are based on Tier 1 capital of $6,659,000, total capital of $7,541,000 and risk-adjusted assets of $68,181,000. At December 31, 1995, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 10.69% and 9.40%, respectively, also met the regulatory definition of "well capitalized." The 1995 ratios for the Bank are based on Tier 1 capital of $6,405,000, total capital of $7,287,000 and risk-adjusted assets of $68,172,000.

     The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk-based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At December 31, 1995, the Company's and the Bank's Tier 1 leverage ratios based on annual average assets of $82,294,000 and $82,216,000 were 8.09% and 7.79%, respectively, meeting the regulatory definition of "well capitalized."

     During 1994, the Company's Board of Directors, on the recommendation of the Special Committee (a Board appointed committee of outside directors comprised of those of the Company's directors who were neither employees nor significant stockholders of the Company), adopted a Rights Agreement, the purpose of which was to provide the Board of Directors with adequate time to respond effectively to a takeover attempt and in a manner that would maximize the value of the Company for all stockholders. On July 21, 1995, Citibank, the Company's former 71% stockholder, sold its shares and the lawsuit which Citibank brought against the Company and each of its directors in connection with the adoption of the Rights Agreement was dismissed. An amendment to the Company's Rights Agreement on April 20, 1995 exempted this transaction from triggering the exercisability of the Rights. For a further discussion of the Rights Agreement, see Note 17 to the Notes to Consolidated Financial Statements included herein.

Changes in Accounting Principles

     For a discussion of changes in accounting principles, see Note 1 of the Notes to Consolidated Financial Statements.

Item 7.   Financial Statements and Supplementary Data.


                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Independent Auditors' Report...............................................41

Consolidated Balance Sheets as of
  December 31, 1995 and 1994...............................................42

Consolidated Statements of Operations for the
  years ended December 31, 1995, 1994 and 1993.............................43

Consolidated Statements of Changes in Stockholders' Equity for
  the years ended December 31, 1995, 1994 and 1993.........................45

Consolidated Statements of Cash Flows for the
  years ended December 31, 1995, 1994 and 1993.............................46

Notes to Consolidated Financial Statements.................................48

Independent Auditors' Report

The Board of Directors and Stockholders
Abigail Adams National Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Abigail Adams National Bancorp, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abigail Adams National Bancorp, Inc. and subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three- year period ended December 31, 1995, in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP






Washington, D.C.
January 26, 1996

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 1995 and 1994

                                                                               1995                  1994
                                                                               ----                  ----
Assets
Cash and due from banks (Note 2)                                         $   4,953,200         $   4,349,250
Short-term investments:
  Federal funds sold                                                         9,475,000             1,300,000
  Interest-bearing deposits in other banks                                     486,715               490,715
                                                                               -------               -------
    Total short-term investments                                             9,961,715             1,790,715

Securities available for sale (Note 3)                                       5,508,406             6,009,025
Investment securities (market value of $8,309,265 and $8,838,874
  for 1995 and 1994, respectively) (Note 3)                                  8,192,647             9,080,778

Loans (net of deferred fees and unearned discounts) (Notes 4 and 10)        63,592,395            60,729,437
  Less:  Allowance for loan losses (Note 4)                                 (1,273,965)           (1,289,562)
                                                                            ----------            ----------
      Loans, net                                                            62,318,430            59,439,875

Bank premises and equipment, net (Note 5)                                      277,517               369,218
Other assets (Note 8)                                                        1,152,761             1,221,580
                                                                             ---------             ---------
      Total assets                                                       $  92,364,676         $  82,260,441
                                                                         =============         =============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits (Notes 3 and 6):
    Demand deposits                                                      $  23,443,937         $  19,677,159
    NOW accounts                                                             7,343,282            10,381,478
    Money market accounts                                                   21,391,814            17,850,822
    Savings accounts                                                         1,317,226             1,225,538
    Certificates of deposit of $100,000 or greater                          13,590,946            13,651,233
    Certificates of deposit less than $100,000                              15,975,990            12,507,272
                                                                            ----------            ----------
      Total deposits                                                        83,063,195            75,293,502
                                                                            ----------            ----------

  Short-term borrowings (Note 10)                                            1,785,402               360,708
  Long-term debt -- capital note (Note 9)                                      186,250               260,750
  Other liabilities                                                            710,963               583,211
                                                                               -------               -------
      Total liabilities                                                     85,745,810            76,498,171
                                                                            ----------            ----------

Stockholders' equity (Notes 9 and 12):
  Common stock, par value $10 per share, authorized 800,000 shares;
     issued 286,404 shares; outstanding 284,844 shares in 1995 and 1994      2,864,040             2,864,040
  Additional paid-in capital                                                 3,291,973             3,291,973
  Retained earnings (deficit)                                                  531,830              (284,646)
                                                                               -------              --------
                                                                              6,687,843            5,871,367
  Less:  Treasury stock, 1,560 shares at cost                                  (28,710)              (28,710)
  Less:  Unrealized loss on securities, net of taxes                           (40,267)              (80,387)
                                                                               -------               -------

      Total stockholders' equity                                             6,618,866             5,762,270
                                                                             ---------             ---------

      Total liabilities and stockholders' equity                         $  92,364,676         $  82,260,441
                                                                         =============         =============

Commitments and contingent liabilities (Notes 7 and 11)

See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years Ended December 31, 1995, 1994 and 1993

                                                                                 1995          1994          1993
                                                                                 ----          ----          ----

Interest income:
  Interest and fees on loans (Note 4)                                       $ 5,902,325   $ 5,100,609   $ 4,412,001

  Interest on securities available/held for sale:
    U.S. Treasury                                                               175,979       220,986       238,443
    Obligations of U.S. government agencies                                     128,954       173,619       251,849
                                                                                -------       -------       -------
        Total interest on securities available/held for sale                    304,933       394,605       490,292

  Interest and dividends on investment securities:
    U.S. Treasury                                                                69,417        45,055           --
    Obligations of U.S. government agencies                                     413,396       373,813       379,806
    Mortgage-backed securities                                                   38,539        50,862        85,919
    Other securities                                                             32,460        11,774        32,549
                                                                                 ------        ------        ------
        Total interest and dividends on investment securities                   553,812       481,504       498,274


  Interest on short-term investments:
    Federal funds sold                                                          130,069        87,954        83,108
    Bankers' acceptances                                                            --            --         16,820
    Deposits with other banks                                                    22,920        18,025        12,573
                                                                                 ------        ------        ------
        Total interest on short-term investments                                152,989       105,979       112,501
                                                                                -------       -------       -------
        Total interest income                                                 6,914,059     6,082,697     5,513,068
                                                                              ---------     ---------     ---------

Interest expense:
  Interest on deposits (Note 6):
    NOW accounts                                                                249,377       264,771       256,815
    Money market accounts                                                       812,916       544,798       418,340
    Savings accounts                                                             31,060        29,125        32,961
    Certificates of deposit:
      $100,000 or greater                                                       698,356       525,099       421,563
      Less than $100,000                                                        845,681       492,134       341,275
                --------                                                        -------       -------       -------
        Total interest on deposits                                            2,637,390     1,855,927     1,470,954

  Interest on short-term borrowings:
    Federal funds purchased and
      repurchase agreements                                                      88,871        57,131        16,502
    Other short-term borrowings                                                   6,364         3,382            --
                                                                                  -----         -----
      Total interest on short-term borrowings                                    95,235        60,513        16,502

  Interest on capital note (Note 9)                                              13,969        18,028        20,445
                                                                                 ------        ------        ------

        Total interest expense                                                2,746,594     1,934,468     1,507,901
                                                                              ---------     ---------     ---------
        Net interest income                                                   4,167,465     4,148,229     4,005,167
Provision for loan losses (Note 4)                                                   --       221,572       175,000
                                                                                 ------       -------       -------
       Net interest income after provision for
         loan losses                                                          4,167,465     3,926,657     3,830,167
                                                                              ---------     ---------     ---------
                                                                                                         (Continued)

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Operations (Continued)
                  Years Ended December 31, 1995, 1994 and 1993


                                                                                 1995          1994            1993
                                                                                 ----          ----            ----
Other income:
  Service charges on deposit accounts                                           737,059       696,829        669,242
  Other income                                                                  103,712        93,837        191,040
  Gain (loss) on securities transactions                                             --          (281)        24,495
                                                                                 ------          ----         ------
        Total other income                                                      840,771       790,385        884,777
                                                                                -------       -------        -------

Other expense:
  Salaries and employee benefits                                              1,649,071     1,611,127      1,564,364
  Occupancy and equipment expense (Notes 5 and 7)                               698,570       750,359        674,341
  Professional fees                                                             353,205       887,347        480,860
  Data processing fees                                                          299,580       265,897        243,742
  Other operating expense (Note 16)                                             781,000     1,386,444      1,140,578
                                                                                -------     ---------      ---------
         Total other expense                                                  3,781,426     4,901,174      4,103,885
                                                                               ---------    ---------      ---------

       Income (loss) before taxes                                             1,226,810      (184,132)       611,059
Applicable income tax expense (Note 8)                                          267,912            --             --
                                                                                -------        ------         ------

        Net income (loss)                                                   $   958,898   $  (184,132)   $   611,059
                                                                            ===========   ===========    ===========

        Net income (loss) per common share                                     $   3.37      $  (0.65)      $   2.15
                                                                               ========      ========        ========

See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 1995, 1994 and 1993

                                                        Additional          Retained                    Unrealized
                                           Common          Paid-in          Earnings       Treasury      Loss on
                                            Stock          Capital         (Deficit)          Stock     Securities       Total
                                            -----          -------         ---------          -----     ----------       -----

Balance at January 1, 1993           $  2,864,040     $  3,291,973       $ (711,573)     $ (28,710)    $    ---      $ 5,415,730
  Net income                                  ---              ---          611,059            ---          ---          611,059
                                       ----------        ---------         --------        --------       -------       --------
Balance at December 31, 1993            2,864,040        3,291,973         (100,514)       (28,710)         ---        6,026,789
  Net loss                                    ---              ---         (184,132)           ---          ---         (184,132)
  Unrealized loss on securities,
     net of taxes                             ---              ---              ---             ---       (80,387)       (80,387)
                                        ---------        ---------         --------        --------       --------      --------
Balance at December 31, 1994            2,864,040        3,291,973         (284,646)       (28,710)       (80,387)     5,762,270
  Net income                                  ---              ---          958,898            ---          ---          958,898
  Dividends declared                          ---              ---         (142,422)           ---          ---         (142,422)
  Unrealized gain on securities,
    net of taxes                              ---              ---              ---            ---         40,120         40,120
                                        ---------        ---------          -------         -------       -------       --------

Balance at December 31,1995          $  2,864,040     $  3,291,973        $ 531,830     $  (28,710)    $  (40,267)   $ 6,618,866
                                     ============     ============        =========      ==========      ========    ===========



See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1995, 1994 and 1993

                                                                             1995              1994               1993
                                                                             ----              ----               ----

Operating Activities
Net income (loss)                                                     $    958,898       $  (184,132)        $  611,059
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Provision for loan and other real estate losses                            --            221,572            179,775
    Depreciation, amortization and retirement
      of bank premises and equipment                                       146,084           154,177            140,159
    Loss (gain) on sale of securities                                          --                281            (24,495)
    Loss on sale of other real estate                                          --             11,516                 --
    Accretion of loan discounts                                           (106,116)           (6,549)          (184,412)
    Amortization and accretion of discounts and
      premiums on securities                                                19,097            33,226             61,779
    Benefit (provision) for deferred income taxes                         (300,227)          254,046           (356,630)
    Decrease (increase) in other assets                                    369,045          (444,958)           621,994
    Increase (decrease) in other liabilities                               (11,874)         (476,874)           684,933
                                                                           -------          --------            -------
      Net cash provided (used) by operating activities                   1,074,907          (437,695)         1,734,162
                                                                         ---------          --------          ---------

Investing Activities
Proceeds from repayment and maturity
  of investment securities                                               1,888,400           800,000          5,314,450
Proceeds from maturity of securities
  available/held for sale                                               10,000,000         6,750,000          3,950,000
Proceeds from repayment of mortgage-
  backed securities                                                        126,951           258,705            647,776
Proceeds from sale of securities                                               --            449,718          1,524,495
Purchase of investment securities                                       (1,092,225)       (1,758,334)                --
Purchase of securities available/held for sale                          (9,485,625)       (5,747,500)        (8,889,403)
Net decrease (increase) in interest-bearing deposits
  in other banks                                                             4,000                --            (94,715)
Principal collected on loans                                            14,072,132        10,402,119         13,616,541
Loans originated                                                       (12,771,600)      (16,665,764)       (18,254,957)
Loans purchased from FDIC as receiver for other banks                          --           (493,086)        (6,418,028)
Net decrease (increase) in short-term loans                                (96,137)         (160,958)            (9,000)
Net decrease (increase) in lines of credit                              (3,936,146)          754,607           (339,495)
Purchase of bank premises and equipment                                    (54,383)         (184,284)           (44,499)
Proceeds from disposition of other real estate                                   --          716,984                 --
                                                                          --------           -------          ---------
      Net cash used by investing activities                             (1,344,633)       (4,877,793)        (8,996,835)
                                                                        ----------        ----------         ----------

Financing Activities
Net increase (decrease) in transaction
  and savings deposits                                                   4,361,262         2,948,474          3,949,010
Proceeds from issuance of time deposits                                 40,745,855        34,897,519         45,663,732
Payments for maturing time deposits                                    (37,337,424)      (35,008,768)       (38,003,294)
Net increase (decrease) in short-term borrowings                         1,424,694           165,818         (1,400,110)
Payments on long-term debt                                                 (74,500)          (56,250)           (38,000)
Cash dividends paid to common stockholders                                 (71,211)              --                 --
                                                                           -------          --------           --------
      Net cash provided by financing activities                          9,048,676         2,946,793         10,171,338
                                                                         ---------         ---------         ----------

      Increase (decrease) in cash and cash equivalents                   8,778,950        (2,368,695)         2,908,665
      Cash and cash equivalents at beginning of year                     5,649,250         8,017,945          5,109,280
                                                                         ---------         ---------          ---------
      Cash and cash equivalents at end of year                        $ 14,428,200       $ 5,649,250        $ 8,017,945
                                                                      ============       ===========        ===========

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1995, 1994 and 1993

                                                                            1995              1994               1993
                                                                            ----              ----               ----

Supplementary disclosures:

  Interest paid on deposits and borrowings                            $   2,711,626     $   1,924,179       $  1,401,879
                                                                      =============     =============       ============

  Income taxes paid                                                   $     327,593     $     511,250       $      8,000
                                                                      =============     ==============      =============

  Securities transferred to investment
    securities                                                        $          --     $   3,500,000       $        --
                                                                      =============       ============       ============









See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 1995 and 1994

1.   Summary of Significant Accounting Policies

     Abigail Adams National Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, The Adams National Bank (the "Bank"), prepare their financial statements on the accrual basis and in conformity with generally accepted accounting principles. The more significant accounting policies are explained below. As used herein, the term the Company includes the Bank unless the context otherwise requires.

     (a)  Principles of  Consolidation
          The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Cash  and Cash  Equivalents
          The Company has defined cash and cash equivalents as those amounts included in cash and due from banks and Federal funds sold.

     (c)  Securities
          Management determines the appropriate classifications of securities at the time of purchase. Securities which the Company has the ability and the intent to hold until maturity are classified as investment securities and reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair market value with unrealized gains and losses included in earnings. Securities which are not classified as trading or held to maturity are classified as available for sale and are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. The unrealized loss on securities recognized had the effect of decreasing the Company's stockholders' equity by approximately $40,000, and $80,000, net of tax, at December 31, 1995 and 1994,
          respectively. The Company does not maintain a trading account.

          Premiums and discounts are amortized using a method which approximates the interest method over the term of the security.

     (d)  Loans
          Loans are stated at unpaid principal amount, net of unearned discount and deferred loan fees and costs.

          The Company discontinues the accrual of interest when the timely collection of principal or interest is doubtful. Interest accruals are resumed on such loans when they are brought fully current with respect to interest and principal or when, in the judgment of management, the loans have demonstrated a new period of performance and are estimated to be fully collectible as to both principal and interest.


     (e)  Allowance  for Loan Losses
          The allowance for loan losses is a current estimate of the anticipated losses in the present loan portfolio. The allowance is increased by provisions charged to operating expenses and decreased by loan charge-offs, net of recoveries. The allowance for loan losses is based on management's evaluation of several factors, including loan loss experience, composition and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic trends and specific conditions that may effect the borrower's ability to pay. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes that the current allowance for loan losses is adequate to absorb losses that are inherent in the current loan portfolio.

     (f)  Loan  Origination  Fees and Costs
          All fee income received from loan origination and purchases as well as costs directly attributable to the loan origination are deferred. The net deferred fees are amortized into interest income on loans as a yield adjustment over the estimated life of the loan. Deferred fees and costs are not amortized during periods in which interest income is not being recognized because of concerns about the realization of loan principal or interest. Discounts obtained on loans purchased from the FDIC as receiver for other banks are considered credit discounts and are not amortized into income until such time as a periodic credit evaluation deems that the discount, or a portion thereof, is no longer necessary or until such time as the loans have paid off. If the credit evaluation deems all or some of the discount is no longer necessary, it is then amortized into interest on loans as a yield adjustment over the remaining estimated life of the loan.

     (g)  Depreciation
          Depreciation of Bank premises and equipment is computed over the estimated useful lives of the respective assets, ranging from three to five years, on the straight-line basis. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the terms of the respective leases, whichever is shorter. Expenditures for major renewals and betterments of Bank premises and equipment are capitalized at cost and those for maintenance and repairs are charged to expense as incurred.

     (h)  Other real estate
          Other real estate includes assets that have been acquired in satisfaction of debt ("assets owned") and in-substance foreclosures. Other real estate is recorded at the lower of cost or fair value. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses. Subsequent to acquisition, other real estate is carried at the lower of its cost basis at foreclosure or fair value less estimated selling costs, based upon periodic evaluations.

     (i)  Income Taxes
          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (j)  Net Income (Loss) Per Share
          Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year, 284,844 in 1995, 1994 and 1993.

     (k)  Fair Value Disclosures
          In December, 1991 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107). SFAS No. 107 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practical to estimate fair value. SFAS No. 107 is effective for the Company at December 31, 1995. The fair value of the Company's financial instruments is reported in Note 18.

     (l)  Accounting by Creditors for Impairment of a Loan
          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118) which amended SFAS No. 114. SFAS No. 114 and SFAS No. 118 require creditors to measure impaired loans in one of three ways: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the underlying collateral. If the measure of the impaired loan is less than the recorded investment in the loan, the creditor shall recognize the impairment by creating a valuation allowance with a corresponding charge to expense. SFAS No. 114 and SFAS No. 118 were adopted by the Company as of January 1, 1995. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material impact on the Company.

     (m)  Derivative Financial Instruments
          In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS No. 119). SFAS No. 119 requires entities to disclose the amount, nature and terms of all derivative financial instruments, such as futures, forward, swap or option contracts, or other financial instruments with similar characteristics, and to separately disclose certain information about these instruments which are held or issued for trading purposes and those which are held or issued for purposes other than trading. SFAS No. 119 was adopted as of January 1, 1995.

     (n)  Accounting for the Impairment of Long-Lived Assets
          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that assets to be held and used be evaluated for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of cost or fair value less selling costs. Implementation of SFAS No. 121 is not expected to have a material impact on the results of operations or financial position. SFAS No. 121 is effective for the Company as of January 1, 1996.

     (o)  Accounting for Mortgage Servicing Rights
          In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122). SFAS No. 122 provides accounting for mortgage servicers that sell or securitize loans and retain servicing rights. SFAS No. 122 is effective as of January 1, 1996. The Company does not sell or securitize mortgage loans and therefore the implementation of SFAS No. 122 will not have a material impact.

     (p)  Accounting for Stock Based Compensation
          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). SFAS No. 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or to adopt a fair-value- based method of accounting as defined in the new standard. The Company will follow the existing accounting standards for these plans, but will provide pro-forma disclosure of net income and earnings per share as if the expense provisions of SFAS No. 123 had been adopted.

     (q)  Risks and Uncertainties
          The Company is subject to competition from other financial institutions, and is also subject to the regulations of certain federal agencies and undergoes periodic examination by those regulatory authorities.

          The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

          Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loans losses and other real estate, management periodically obtains independent appraisals for significant properties.

     (r)  Reclassifications
          Certain   reclassifications  have  been  made  to  amounts  previously reported in 1994 and 1993 to conform with the 1995 presentation.

2.   Restrictions on Cash Balances
     Included in cash and due from banks are balances maintained within the Company to satisfy legally required reserves and to compensate for services provided from correspondent banks. Balances maintained totaled $1,475,000 and $1,526,000 at December 31, 1995 and 1994, respectively. There were no other withdrawal, usage restrictions or legally required compensating balances at December 31, 1995 or 1994.

3.   Securities
     Investment securities at December 31, 1995 and 1994 are summarized as follows:

                                                                                1995
                                                  ----------------------------------------------------------------
                                                                         Gross           Gross
                                                      Adjusted         Unrealized       Unrealized          Market
                                                     Cost Basis           Gains           Losses             Value
                                                     ----------           -----           ------             -----
     U.S. Treasury:
         Within one year                          $   1,499,200       $     1,581    $         --      $   1,500,781
                                                   ------------        ----------       ----------      ------------
             Total                                    1,499,200             1,581              --          1,500,781
                                                    ------------       ----------       ----------       ------------
     Obligations of U.S. government
      agencies and corporations:
         Within one year                              1,005,685             9,627              --          1,015,312
         After one, but within five years             4,875,445            90,630           2,500          4,963,575
                                                      ---------            ------           -----          ---------
             Total                                    5,881,130           100,257           2,500          5,978,887
                                                      ---------           -------           -----          ---------
     Mortgage-backed securities:
       Federal National Mortgage Association:
         After one, but within five years                16,961               343              --             17,304
      Federal Home Loan Mortgage Corp.:
         After five but within ten years                368,656            16,937              --            385,593
                                                        -------            ------            -----           -------
             Total                                      385,617            17,280              --            402,897
                                                        -------            ------            -----           -------
     Corporate securities (1)                            12,500                --               --            12,500
                                                         ------             -----             -----           ------
     Federal Reserve Bank Stock (1)                     162,700                --               --           162,700
                                                        -------             -----             -----          -------
     Federal Home Loan Bank Stock (1)                   251,500                --               --           251,500
                                                        -------             -----             -----          -------
             Total investment securities          $   8,192,647         $ 119,118       $    2,500     $   8,309,265
                                                    ============        =========        ==========     =============

                                                                                1994
                                                     -----------------------------------------------------------------
                                                                         Gross           Gross
                                                      Adjusted         Unrealized       Unrealized          Market
                                                     Cost Basis           Gains           Losses             Value
                                                     ----------           -----           ------             -----
     U.S. Treasury:
         Within one year                            $   987,423       $        --      $    15,861       $   971,562
         After one, but within five years               496,767                --            9,111           487,656
                                                        -------             ------           -----           -------
             Total                                    1,484,190                --           24,972         1,459,218
                                                      ---------              -----          ------         ---------
     Obligations of U.S. government
      agencies and corporations:
         After one, but within five years             6,657,520                --          215,935         6,441,585
                                                      ---------              -----         -------         ---------
             Total                                    6,657,520                --          215,935         6,441,585
                                                      ---------              -----         -------         ---------
     Mortgage-backed securities:
       Federal National Mortgage Association:
         After one, but within five years                30,076               577               --            30,653
      Federal Home Loan Mortgage Corp.:
         After five but within ten years                482,292               952            2,526           480,718
                                                        -------               ---            -----           -------
             Total                                      512,368             1,529            2,526           511,371
                                                        -------             -----            -----           -------

     Corporate securities (1)                            12,500                --               --            12,500
                                                         ------              -----            -----           ------
     Federal Reserve Bank Stock (1)                     162,700                --               --           162,700
                                                        -------              -----            -----          -------
     Federal Home Loan Bank Stock (1)                   251,500                --               --           251,500
                                                        -------             ------         -------           -------
             Total investment securities             $9,080,778           $ 1,529        $ 243,433        $8,838,874
                                                     ==========           ========        =========        ==========

(1) Corporate securities and Federal Reserve Bank and Federal Home Loan Bank Stocks have no stated maturities.

     Securities available for sale at December 31, 1995 and 1994 are summarized below:

                                                                                   1995
                                                      --------------------------------------------------------------
                                                                          Gross           Gross
                                                       Adjusted         Unrealized       Unrealized          Market
                                                      Cost Basis           Gains           Losses             Value
                                                      ----------           -----           ------             -----
     U.S. Treasury:
         Within one year                             $ 1,995,654        $    6,220      $       --        $ 2,001,874
                                                     -----------             -----        --------        -----------
             Total                                     1,995,624             6,220              --          2,001,874
                                                       ---------             -----        --------          ---------
     Obligations of U.S. government
      agencies and corporations:
         Within one year                               2,501,562            1,249               --          2,502,811
         After one, but within five years              1,000,000             3,721              --          1,003,721
                                                       ---------             -----         -------          ---------
             Total                                     3,501,562             4,970              --          3,506,532
                                                       ---------             -----          ------          ---------
             Total securities available for sale     $ 5,497,216          $ 11,190       $      --        $ 5,508,406
                                                     ===========          ========         =======         ===========

                                                                                  1994
                                                     -----------------------------------------------------------------
                                                                         Gross           Gross
                                                      Adjusted         Unrealized       Unrealized          Market
                                                     Cost Basis           Gains           Losses             Value
                                                     ----------           -----           ------             -----
     U.S. Treasury:
         Within one year                             $ 3,024,521        $     --           $  7,646       $ 3,016,875
                                                     -----------         -------            -------       -----------
             Total                                     3,024,521              --              7,646         3,016,875
                                                       ---------         -------              -----         ---------
     Obligations of U.S. government
      agencies and corporations:
         Within one year                               2,998,757              --              6,607         2,992,150
                                                       ---------          ------              -----         ---------
             Total                                     2,998,757              --              6,607         2,992,150
                                                       ---------          ------              -----         ---------
             Total securities available for sale     $ 6,023,278        $     --           $ 14,253       $ 6,009,025
                                                     ===========        ========           ========       ===========

     Securities in the amount of approximately $8,616,000 and $11,925,000 were pledged to collateralize public deposits and repurchase agreements at December 31, 1995 and 1994, respectively.

     The Company had no securities exempt from federal taxation during 1995 and 1994 or any securities whose book value as to any single issuer exceeded 10% of stockholders' equity.

4.   Loans

     Loans at December 31, 1995 and 1994 are summarized as follows:

                                                                1995                1994
                                                                ----                ----
        Commercial and industrial                           $ 43,547,303        $ 42,960,687
        Real estate - mortgages                               14,150,578          11,074,167
        Real estate - construction and development             2,617,836           3,237,156
        Installment to individuals                             3,652,022           3,816,083
                                                               ---------           ---------

                                                              63,967,739          61,088,093
        Less:  Deferred income and unearned discounts           (375,344)           (358,656)
                                                                --------            --------

          Total                                             $ 63,592,395        $ 60,729,437
                                                            ============        ============

     Loan concentrations at December 31, 1995 and 1994 are summarized as follows:


                                                1995             1994
                                                ----             ----
     Service industry                            38%              34%
     Real estate development/finance             32%              32%
     Wholesale/retail                            21%              21%
             Other                                9%              13%
                                                 --               --
               Total                            100%             100%
                                                ===              ===

     A substantial portion, $41,418,000, or approximately 65%, at December 31, 1995, and $41,862,000, or approximately 69%, at December 31, 1994, of the Company's loans are secured by real estate in the Washington, D.C. metropolitan area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the Washington metropolitan area.

     Transactions in the allowance for loan losses for the years ended December 31, 1995 and 1994 are summarized as follows:

                                     1995              1994           1993
                                     ----              ----           ----

     Balance at January 1        $ 1,289,562     $ 1,385,875    $ 1,320,487

      Provision for loan losses          --          221,572        175,000

     Recoveries                       97,993         156,374         97,552
     Loans charged off              (113,590)       (474,259)      (207,164)
                                    --------        --------       --------
        Net charge-offs              (15,597)       (317,885)      (109,612)
                                     -------        --------       --------

     Balance at December 31      $ 1,273,965     $ 1,289,562    $ 1,385,875
                                 ===========     ===========    ===========

     Included in the accompanying consolidated balance sheets are certain loans that are accounted for on a nonaccrual basis. These nonaccrual loans totaled approximately $1,561,000, $1,244,000 and $1,733,000 at December 31,
     1995, 1994 and 1993, respectively. Had the loans been current in accordance with their original terms, gross interest income for these loans would have been $212,000, $150,000 and $154,000 in 1995, 1994 and 1993, respectively.
     Actual recorded interest income on these loans was $40,000, $53,000 and $82,000 in 1995, 1994 and 1993, respectively. Nonaccrual loans include $875,000, $1,013,000 and $1,151,000 in loans guaranteed by the U.S. Small Business Administration at December 31, 1995, 1994 and 1993, respectively. These loans are guaranteed for an average of 84.9% of the outstanding balance, or $743,000, 87.3% of the outstanding balance, or $884,000, and 77.4% of the outstanding balance, or $891,000 at December 31, 1995, 1994 and 1993, respectively. Also included in the accompanying consolidated balance sheets are $1,245,000, $1,301,000 and $1,502,000 in loans at
     December 31, 1995, 1994 and 1993, respectively, restructured due to a deterioration in the financial condition of the borrowers. Actual interest income recorded subsequent to the date of restructuring on loans reported as restructured at each year-end was $124,000, $110,000 and $148,000 in 1995, 1994 and 1993, respectively. As of year-end 1995, 1994 and 1993, these loans were performing in accordance with the restructured terms. Nonaccrual loans at December 31, 1995 and 1994 include $0 and $826,000 in loans which were reported as restructured as of the prior year-end. The Company had no commitments to lend additional funds to any of the borrowers whose loans are recorded as nonaccrual or restructured at December 31, 1995, 1994 and 1993. At December 31, 1995, 1994 and 1993, the Company had
     $6,000, $3,000 and $89,000, respectively, in loans greater than 90 days delinquent which were still accruing. These loans consisted primarily of loans which were both adequately secured and in the process of collection.

     At December 31, 1995, the recorded investment in impaired loans was $2,790,000, substantially all of which are on nonaccrual status or are reported as restructured loans. Included in this amount is $1,631,000 of impaired loans for which the related impairment allowance is $416,000 and $1,037,000 of loans that do not have an impairment allowance. The average recorded investment in impaired loans during 1995 was $2,918,000. The amount of interest income recognized on impaired loans during the year ended December 31, 1995 has been disclosed above in the discussion of nonaccrual and restructured loans. The allowance for credit losses contains additional amounts for impaired loans as deemed necessary to maintain allowances at levels considered adequate by management.

     The Company has engaged in banking transactions in the ordinary course of business with some of its directors, officers, principal shareholders and their associates. Management believes that all loans or commitments to extend loans and the payment of overdrafts included in such transactions are made on the same terms, including interest rates and collateral, as those prevailing at the time of comparable loans with other persons and do not involve more than the normal risk of collectibility. At December 31, 1995 and 1994, none of these loans are either reported as nonaccrual, restructured or classified. The aggregate amount of loans to related parties for the years ended December 31, 1995 and 1994 was as follows:

                                                        1995           1994
                                                        ----           ----

     Balance at January 1                             $ 726,153    $  472,447

      Additions                                         481,774        668,102
      Repayments                                       (675,350)      (260,594)
      Terminations                                          --        (153,802)
                                                        -------       --------
     Balance at December 31                          $  532,577     $  726,153
                                                     ==========     ==========

5.   Bank Premises and Equipment

     Bank premises and equipment at December 31, 1995 and 1994 is summarized as follows:
                                                        1995           1994
                                                        ----           ----

     Furniture, fixtures and equipment                 1,351,454    $ 1,311,979
     Leasehold improvements                              692,936        678,028
                                                         -------        -------

      Total, at cost                                   2,044,390      1,990,007
     Less: Accumulated depreciation and amortization  (1,766,873)    (1,620,789)
                                                      ----------     ----------

      Total, net                                     $   277,517     $  369,218
                                                     ===========     ==========

     Amounts charged to operating expenses for depreciation and amortization aggregated approximately $146,000, $154,000 and $140,000 in 1995, 1994 and
     1993, respectively.

6.   Interest-Bearing Deposits

     Related party deposits totaled approximately $2,481,000 and $610,000 at December 31, 1995 and 1994, respectively. In management's opinion, rates paid on these deposits, where applicable, are available to others at the same terms.

     At December 31, 1995 and 1994, brokered deposits totaled approximately $7,090,000 and $3,135,000, respectively.

7.   Leasing Arrangements

     The Company leases its main office space under two leases which expire in 2002. The Company also leases space for two branch offices and two automated teller machines. The lease on the M Street branch expires in 1996, and the leases on the Union Station branch and the two automated teller machines expire in 1999. All leases are classified as operating leases.

     The following is a schedule of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995:

                                                          Lease
                                                        Payments
                                                        --------

                      1996                               $ 398,114
                      1997                                 386,340
                      1998                                 383,676
                      1999                                 324,756
                      2000                                 322,742
                      2001 and thereafter                  591,694

     Rental expense in 1995, 1994 and 1993 was approximately $408,000, $452,000, $392,000, respectively.

8.   Income Taxes
     Income tax expense attributable to income from continuing operations for 1995, 1994 and 1993 consists of:

                                   1995              1994             1993
                                   ----              ----             ----
     Current:
      Federal                  $ 428,452         $ (167,026)      $  289,174
      District of Columbia       139,687            (87,020)          67,456
                                 -------            -------           ------

                                 568,139           (254,046)         356,630
                                 -------           --------          -------
     Deferred:
      Federal                   (160,540)           167,026         (289,174)
      District of Columbia      (139,687)            87,020          (67,456)
                                --------             ------          -------

                                (300,227)           254,046         (356,630)
                                --------            -------         --------
     Total:
      Federal                    267,912                 --               --
      District of Columbia           --                  --               --
                                 -------            -------          -------
                               $ 267,912         $       --       $       --
                               =========           ========         ========


     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                                  1995                       1994                       1993
                                                  ----                       ----                       ----
                                          Amount       %            Amount         %          Amount          %
                                          ------       -            ------         -          ------          -

     Tax expense at statutory rate    $ 417,115      34.0%       $(62,605)     (34.0)%       $207,760       34.0%
     Increase (decrease) in taxes
      resulting from District of
      Columbia franchise tax, net
      of Federal tax effect             124,952      10.2         (31,583)     (17.2)          16,708        2.7
     Other                               37,235       3.0           2,550        1.4               --         --
     Change in beginning of year
      valuation allowance              (311,391)    (25.4)         91,638       49.8          224,468)     (36.7)
                                       --------     -----           ------      ----          --------      -----
                                      $ 267,912      21.8%       $     --        0.0%  $          --         0.0%
                                      =========      ====           ======       ===       ===========        ===

     The significant components of deferred income tax expense attributable to income from continuing operations for the year ended December 31, 1995 and 1994 are as follows:

                                                                                       1995           1994
                                                                                       ----           ----
     Deferred tax benefit (exclusive of the
      effects of other components listed below)                                    $   11,164      $  162,409
     Increase (decrease) in beginning of the year
      balance of the valuation allowance
      for deferred tax assets                                                        (311,391)         91,637
                                                                                     --------          ------
                                                                                   $ (300,227)     $  254,046
                                                                                   ==========        ========

     The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994:

                                                                                         1995          1994
                                                                                         ----          ----
     Deferred tax assets:
      Book allowance for loan losses                                                 $519,332      $ 525,690
      Interest income on nonaccrual loans, due to accrual for tax purposes             51,401         51,401
      Deferred loan fees, due to cash basis for tax purposes                           76,344         97,136
      Furniture and equipment, principally due to differences in depreciation         101,962         91,266
      Unrealized losses on securities                                                  26,778         55,298
      Compensated absences, principally due to cash basis
        for financial reporting purposes                                                8,184          7,005
      Other                                                                                --         20,401
                                                                                       ------         ------
        Total gross deferred tax assets                                               784,001        848,197
        Less: Valuation allowance                                                         --        (311,391)
                                                                                       -----        --------
          Net deferred tax assets                                                     784,001        536,806

     Deferred tax liabilities:
      Tax allowance for loan losses                                                  (321,737)      (332,806)
      Prepaid expenses due to cash basis for tax purposes                             (19,513)       (20,987)
                                                                                      -------        -------
        Total gross deferred tax liabilities                                         (341,250)       353,793
                                                                                     --------        -------
          Net deferred tax assets                                                    $ 442,751     $ 183,013
                                                                                     =========     =========

     The Company had established a valuation allowance through December 31, 1994 for the excess of deferred tax assets over taxes paid in the carryback years and future reversals of certain existing taxable temporary differences. As of December 31, 1995, all deferred tax assets were recoverable through taxes paid in the carryback years and therefore no valuation allowance was required.

     At December 31, 1995, the Company had utilized all of its available financial statement net operating loss carryforwards. Deferred income tax assets at December 31, 1995 and 1994 were $442,751 and $183,013, respectively, and are included in other assets in the accompanying financial statements. Also included in other assets at December 31, 1995 and 1994, were current tax receivables of $54,000 and $429,000, respectively.


9.   Long-Term Debt -- Capital Note
     On February 2, 1988, the Bank renegotiated its subordinated capital note agreement with Minbanc Capital Corp. The principal balance of this note shall be repaid in 16 quarterly installments of $9,500 each commencing on September 30, 1990 through June 30, 1994 and thereafter 16 quarterly installments of $18,625 through the note's maturity on June 30, 1998. The rate of interest payable on the principal balance of this note was initially fixed at 6.50%. On June 30, 1989 and annually thereafter, the interest rate adjusts to the equivalent of 2% under the rate of the most recently auctioned ten year United States Treasury Note. The note carries a minimum rate of 6.00% and a maximum rate of 12% per annum. As of December 31, 1995, the note carried an interest rate of 6.00%. Annual principal maturities as of December 31, 1995 are as follows:

                  1996                             $  74,500
                  1997                                74,500
                  1998                                37,250
                                                      ------
                                                    $186,250
                                                    ========

     The note agreement restricts the total cash dividends which may be paid by the Bank in any twelve calendar month period to 25% of net operating income.

10.  Short-term Borrowings
     Short-term borrowings consist primarily of Federal funds purchased and securities sold under repurchase agreements. Federal funds purchased represent overnight funds, while securities sold under repurchase agreements generally involve the receipt of immediately available funds which mature in one business day or roll over under a continuing contract.

     The balance of securities sold under repurchase agreements at December 31, 1995 and 1994 of $1,785,402 and $360,708, respectively, represents funds received by the Company for securities sold to customers of the Company, at the customer's request, which mature in one business day but roll over under a continuing contract. In accordance with these contracts, the underlying securities sold are U.S. Treasuries or government agencies which are segregated from the Company's other investment securities in the Bank's Federal Reserve Bank account. The book value of the underlying securities sold under these repurchase agreements at December 31, 1995 and 1994 was approximately $2,060,000 and $1,196,000, respectively. The market value of these same securities at December 31, 1995 and 1994 was $2,094,000 and $1,159,000, respectively. At maturity, the same security is repurchased by the Company.

     Repurchase agreements are entered into with related parties in the normal course of business. At December 31, 1995, such related party repurchase agreements totalled approximately $500,000. In management's opinion, rates paid on these repurchase agreements are available to others at the same terms.

     In the normal course of business, there are securities sold under repurchase agreements that the Company initiates with correspondent banks for liquidity purposes. As with the customer repurchase agreements, these contracts generally involve the receipt of immediately available funds which mature in one business day or roll over under a continuing contract, however, the underlying securities sold are transferred to the correspondent bank's Federal Reserve Bank account until maturity. At maturity, the same security is repurchased by the Company.

     Other short-term borrowings during 1995 and 1994 consist of borrowings from the Federal Home Loan Bank of Atlanta ("FHLB") for liquidity purposes. Borrowings are collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. Although no FHLB borrowings are outstanding at December 31, 1995 and 1994, the outstanding balance of loans pledged at December 31, 1995 and 1994 to collateralize future borrowings from the FHLB were $3,194,000 and $2,719,000. The collateral value of the loans pledged at December 31, 1995 and 1994 was $2,127,000 and $2,150,000, respectively.

     Short-term borrowings for 1995 and 1994 are summarized below:

                                                                              1995               1994
                                                                              ----               ----
     Federal funds purchased
     Balance at end of year                                              $        --       $        --
     Daily average balance outstanding during year                            89,114             63,219
     Maximum balance outstanding as of any month-end during year             850,000          1,000,000
     Daily average interest rate during year                                    5.34%              4.68%

     Securities sold under repurchase agreements
     Balance at end of year                                              $ 1,785,402       $    360,708
     Daily average balance outstanding during year                         1,510,954          1,484,991
     Maximum balance outstanding as of any month-end during year           3,217,340          3,987,421
     Daily average interest rate during year                                    5.57%              3.65%
     Average interest rate on balance at end of year                            4.92%              --

     Other short-term borrowings
     Balance at end of year                                              $        --       $        --
     Daily average balance outstanding during year                           103,493             61,370
     Maximum balance outstanding as of any month-end during year           1,200,000          1,100,000
     Daily average interest rate during year                                    6.15%              5.56%

11.  Commitments and Contingent Liabilities
     In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. At December 31, 1995 and 1994, the Company had outstanding letters of credit aggregating approximately $706,000 and $474,000, commitments to originate variable rate loans aggregating approximately $13,867,000 and $13,315,000, and commitments to originate fixed rate loans aggregating approximately $1,410,000 and $452,000, respectively.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and residential and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support lease and security deposits and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities and other collateral supporting those commitments for which collateral is deemed necessary. The portion of letters of credit which are collateralized was 100% at December 31, 1995 and 1994.

     Under the terms of an employment agreement with the President and Chief Executive Officer of the Company and the Bank, the Company is obligated to make payments to her under certain conditions, in the event her employment is terminated.

     Under the terms of severance agreements with seven key management officials of the Bank, the Bank is obligated to make payments totaling $504,000 under certain conditions in the event of a change in control of the Company or the Bank.

     The Company maintains directors' and officers' liability insurance in the amount of $2,000,000, subject to certain exclusions. In addition, according to the by-laws, the Company is obligated to indemnify any director or officer for losses incurred to the full extent authorized or permitted by Delaware general corporation law.


12.  Restrictions on Dividend Payments and Loans by Affiliated Bank
     Any dividends payable by the Company are dependent on dividends payable from the Bank to the Company. Federal banking laws restrict the total dividend payments that a national banking association may make during any calendar year to the total net income of the bank for current year plus retained net income for the preceding two years, except with the prior written approval of the Office of the Comptroller of the Currency. As a result of additional dividend restrictions referred to in Note 9 above, the Bank is restricted from making dividend payments in excess of 25% of net operating income in any twelve calendar month period. The Federal Reserve Board has issued a statement effective November 14, 1985 which indicates that dividends should only be paid out of net income available to common shareholders over the past year. Restrictions are also imposed upon the ability of the Bank to make loans to the Company, purchase stock in the Company or use the Company's securities as collateral for indebtedness of the Bank.


13.  Parent Company Information
     On April 1, 1982, the Company acquired, through merger, all of the outstanding shares of the Bank, becoming the parent and sole stockholder. The earnings (losses) of the Bank are recorded by the Company using the equity method of accounting. Earnings (losses) are recorded as an increase (decrease) in the Company's investment, and dividends declared by the Bank are recorded as reductions in the Company's investment in the Bank.

                            Condensed Balance Sheets

                                                                              December 31,
                                                                              ------------
                                                                           1995            1994
                                                                           ----            ----
Assets
Due from banks and interest-bearing balances with subsidiary bank   $   248,797        $   169,768
Investment in subsidiary bank                                         6,364,594          5,684,937
Dividend receivable from subsidiary bank                                 71,211                --
Other assets                                                              8,459              4,438
                                                                          -----              -----

    Total assets                                                    $ 6,693,061        $ 5,859,143
                                                                    ===========        ===========
Liabilities and Stockholders' Equity
Liabilities:
  Other liabilities                                                 $    74,195        $    96,873
Stockholders' equity:
  Common  stock,  par value $10 per share,  authorized  800,000  shares;  issued
    286,404 shares; outstanding 284,844 shares
    in 1995 and 1994                                                  2,864,040          2,864,040
  Additional paid-in capital                                          3,291,973          3,291,973
  Retained earnings (deficit)                                           491,563           (365,033)
                                                                        -------           --------

                                                                      6,647,576          5,790,980
  Less:  Treasury Stock, 1,560 shares at cost                           (28,710)           (28,710)
                                                                        -------            -------
    Total stockholders' equity                                        6,618,866          5,762,270
                                                                      ---------          ---------
    Total liabilities and stockholders' equity                      $ 6,693,061        $ 5,859,143
                                                                    ===========        ===========

                       Condensed Statements of Operations

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                             1995              1994             1993
                                                             ----              ----             ----
Income:
 Dividends from subsidiary bank                            $213,633       $        --       $       --
  Interest earned on balances with subsidiary bank            4,906             6,162            7,004
  Interest on securities available for sale                      --             7,518            8,722
  Interest on other                                              --              (281)           6,750
  Management fees earned from subsidiary bank                   444            31,880           12,649
                                                                ---            ------           ------

    Total income                                            218,983            45,279           35,125

Expenses:
  Professional fees                                         125,569           433,641           32,882
  Organizational and other                                   75,046           157,315          109,854
                                                             ------           -------          -------

    Total expenses                                          200,615           590,956          142,736

      Income (loss) before taxes and equity
        in undistributed net income of subsidiary            18,368          (545,677)        (107,611)
Applicable income tax benefit                               300,993                --              --
                                                            -------            ------           ------

      Income (loss) before  equity
        in undistributed net income of subsidiary           319,361          (545,677)        (107,611)

Equity in undistributed net income of subsidiary            639,537           361,545          718,670
                                                            -------           -------          -------

      Net income (loss)                                    $958,898       $ (184,132)       $ 611,059
                                                           ========       ==========        =========

                       Condensed Statements of Cash Flows

                                                                               Years Ended December 31,
                                                                   --------------------------------------------
                                                                       1995            1994              1993
                                                                       ----            ----              ----
Operating Activities
Net income (loss)                                                 $ 958,898       $ (184,132)      $  611,059
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Equity in undistributed loss (net income) of subsidiary        (639,537)         (361,545)        (718,670)
    Dividends declared from subsidiary bank not received            (71,211)
    Other, net                                                      (97,910)           94,102           (1,064)
                                                                    -------            ------           ------

       Net cash provided (used) by operating activities             150,240          (451,575)        (108,675)

Investing Activities
Proceeds from maturity of securities available for sale                  --           450,000               --
Proceeds from maturity of investment securities                          --                --          900,000
Purchase of securities                                                   --                --         (900,000)
                                                                       ----           -------          -------

       Net cash provided by investing activities                         --           450,000               --

Financing Activities
Cash dividends paid to stockholders                                 (71,211)              --                --
                                                                    -------            ------          -------

    Net cash used by financing activities                           (71,211)               --               --
                                                                    -------            ------          -------

       Increase (decrease) in cash                                   79,029            (1,575)        (108,675)
       Cash and cash equivalents at beginning of year               169,768           171,343          280,018
                                                                    -------           -------          -------

       Cash and cash equivalents at end of year                   $ 248,797       $   169,768      $   171,343
                                                                  =========       ===========      ===========

14.  Federal Deposit Insurance Corporation Improvement Act

     Regulations implementing the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) became effective on December 19, 1992. FDICIA requires the regulators to stratify institutions into five quality tiers based upon their respective capital strengths and to increase progressively the degree of regulation over the weaker institutions, limits the pass-through deposit insurance treatment of certain types of accounts, adopts a "Truth in Savings" program, calls for the adoption of risk-based premiums on deposit insurance and requires banks to observe insider credit underwriting procedures no less strict than those applied to comparable noninsider transactions.

     The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Institutions categorized as "undercapitalized" or below are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

     To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. At December 31, 1995 and 1994, both the Company and the Bank were considered "well capitalized."

15.  Employee Benefits

     The Company has adopted a Nonqualified Stock Option Plan for certain officers and key employees and has reserved 30,000 shares of common stock for options to be granted under the plan. No options have been granted to date.

     The Company has a 401(k) plan covering all full-time employees. The Company made contributions to the plan of $34,000, $40,000 and $24,000 in 1995, 1994 and 1993, respectively. These amounts are included in salaries and employee benefits in the accompanying consolidated statements of operations.

     On January 23, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), subject to shareholder approval. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. The options vest beginning in 1996 at an annual rate of 20% at the end of each year and become fully vested in the event of a Change in Control, as defined in the Directors Plan, or in the event that the Director leaves the Board. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 5,472 shares of common stock available for grant under the above Plans were granted at a price of $20.21 for directors and $23.78 for employees. No options have been exercised under these plans.


16.  Other Operating Expense

     Other operating expenses for 1995, 1994 and 1993 are summarized as follows:

                                             1995          1994         1993
                                             ----          ----         ----
    FDIC insurance premiums               $  84,607   $   171,582  $   154,107
    Courier service and bank security       149,689       148,884      131,229
    Stationery and office supplies           75,585       103,017       71,542
    Employment litigation expense               --        387,000      250,000
    Other                                   471,119       575,961      553,700
                                            -------       -------      -------

         Total other operating expense    $ 781,000   $ 1,386,444  $ 1,140,578
                                          =========   ===========  ===========

     The Company has engaged in transactions in the ordinary course of business with some of its directors, officers, principal stockholders and their associates. Management believes that all such transactions are made on the same terms as those prevailing at the time with other persons. The Company expensed $15,000, $32,000 and $27,000 during 1995, 1994 and 1993, respectively, to such related parties in connection with public relations activities. The Company expensed $17,000 to such related parties for legal services during 1995.


17.  Shareholder Rights Plan

     On April 12, 1994, the Board of Directors of the Company adopted a Rights Agreement ("Rights Agreement"), which was amended April 20, 1995. Pursuant to the Rights Agreement, the Board of Directors of the Company declared a dividend of one share purchase right for each share of the Company's common stock outstanding on April 25, 1994 ("Right"). Among other things, each Right entitles the holder to purchase one share of the Company's common stock at an exercise price of $60.33.

     Subject to certain exceptions, the Rights will be exercisable if a person or group of persons acquires 25% or more of the Company's common stock ("Acquiring Person"), or announces a tender offer, the consummation of which would result in ownership by a person or group of persons of 25% or more of the common stock, or if the Board determines that a person or group of persons holding 15% or more of the Company's common stock is an Adverse Person, as defined in the Rights Agreement.

     Upon the occurrence of one of the triggering events, all holders of Rights, except the Acquiring Person or Adverse Person, would be entitled to purchase the Company's common stock at 50% of the market price. If the Company is acquired in a merger or business combination, each holder of a Right would be entitled to purchase common stock of the Acquiring Person at a similar discount.

     The Board of Directors may redeem the Rights for $0.01 per share or amend the Plan at any time before a person becomes an Acquiring Person. The Rights expire on December 31, 2003.


18.  Fair Value of Financial Instruments

     During 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), which requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are estimates at a specific point in time and are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values would not necessarily be realized in an immediate sale or settlement of the instrument. The disclosure requirements of SFAS No. 107 exclude certain financial instruments and all nonfinancial instruments. The estimated fair values presented do not give effect to the values associated with the Company's banking business, existing customer relationships, branch network, property or equipment. Also, under SFAS No. 107, the fair value of noninterest bearing demand deposits, savings and NOW accounts and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. Accordingly, the aggregate fair value amounts presented do not represent management's estimation of the underlying value of the Company.

     SFAS No. 119 amended SFAS No. 107 for disclosure purposes. The amendments require that the disclosures distinguish between financial instruments held for trading purposes, measured at fair value with gains and losses recognized in earnings, and financial instruments held or issued for purposes other than trading. The fair value of derivative financial instruments must be disclosed separately from non-derivative financial instruments. The Company does not hold any financial instruments for trading purposes and does not have any material derivative financial instruments.

     The following are the estimated fair values of the Company's financial instruments at December 31, 1995 followed by a general description of the methods and assumptions used to estimate such fair values.

                                                  Carrying         Estimated
                                                    Amount         Value
    Financial assets:
         Cash                                 $ 4,953,200       $ 4,953,200
         Short-term investments                 9,961,715         9,961,715
         Securities available for sale          5,508,406         5,508,406
         Investment securities                  8,192,647         8,309,265
         Loans                                 63,592,395
         Less: Allowance for loan losses       (1,273,965)
                                               ----------
             Net loans                         62,318,430         62,145,121

    Financial liabilities:
         Noninterest-bearing deposits          23,443,937        23,443,937
         Interest -bearing deposits
           with no stated maturity             30,052,322         30,052,322
          Time deposits                        29,566,936         29,101,285
         Short-term borrowings                  1,785,402          1,785,402
         Long-term debt                           186,250            186,250

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

          Cash and due from banks. The carrying amounts reported in the balance sheet approximate fair value due to the short- term nature of these assets.

          Short-term investments. The carrying amounts of short-term investments on the balance sheet with maturities of 90 days or less approximate fair value. For short-term investments with maturities of greater than 90 days, fair value estimates are based on market quotes for similar instruments adjusted for such differences between the quoted instruments and the instruments being valued as to maturity and credit quality.

          Securities Available for Sale and Investment Securities. The estimated fair values of securities by type are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are classified by variable rate, fixed rate and loans which reprice on a predetermined schedule. Non-variable rate loans are further classified by general purpose within the commercial, real estate and consumer portfolios. Loans are further classified by performing or nonperforming loans.

          For performing variable-rate loans which reprice immediately as market rates change, the carrying amounts approximate fair value. Additionally, most variable rate lines of credit, which comprise more than half of the variable loan portfolio, are reviewed and extended on at least an annual basis. At the time of that review, these loans are repriced to reflect the current credit risk inherent in these loans. For performing fixed-rate loans and loans which reprice on a pre-determined schedule, fair values are estimated by discounting the expected cash flows up to and including the date of repricing, if applicable, by a discount rate that reflects the interest rate and credit risk inherent in the loan. The estimated maturity of these loans reflects both contractual maturity and management's assessment of prepayments, economic condition, and other factors that may affect the maturity of the portfolio. The discount rate is based on the rate that would be currently offered for loans with similar terms to borrowers of similar credit quality.

          Nonperforming loans are included in each of the loan portfolios previously described. The fair value of nonperforming loans is estimated in a manner which approximates discounting the expected return of principal over the period of time the Company anticipates receiving principal payments on the loan at a discount rate which is reflective of the higher risk surrounding these assets compared to a performing loan.

          Deposits. The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, NOW accounts, savings and money market deposit accounts, is the amount payable on demand as of year-end. For time deposits, fair value is estimated by discounting the contractual cash flows using a discount rate equal to the incremental deposit rate for similar remaining maturities.

          Short-term borrowings. The carrying values of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximate fair values.

          Long-term debt. The fair values of long-term debt and other borrowings are estimated by discounting the contractual cash flows for each instrument. The discount rate applied is based on the current incremental borrowing rates for similar arrangements with similar maturities.

          Commitments to extend credit and letters of credit. The Company has commitments to extend credit of $15,277,000 and letters of credit of $706,000. Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenant requirements. Non-credit card commitments generally have fixed expiration dates, are variable rate and contain termination and other clauses which provide for relief from funding in the event that there is a significant deterioration in the credit quality of the customer. Many loan commitments are expected to, and typically do, expire without being drawn upon. Approximately 85% of the Company's commitments to lend expire within one year. The rates and terms of the Company's commitments to lend and letters of credit are competitive with others in the markets in which the Company operates. Carrying amounts which are comprised of the unamortized fee income and, where necessary, reserves for any expected credit losses from these financial instruments, are immaterial.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    PART III
                                    --------

Item 9. Directors and Executive Officers of the Registrant.

     The following is a summary of certain information, as of March 15, 1996, regarding persons who serve as directors and executive officers of the Company.

Name                             Age      Position with the Company
- ----                             ---      -------------------------

Barbara Davis Blum                55       Chairwoman of the Board,
                                           President and Chief Executive
                                           Officer

Shireen L. Dodson                 44       Director

Susan Hager                       51       Director

Jeanne D. Hubbard                 47       Director

Clarence L. James, Jr.            62       Director

Marshall T. Reynolds              59       Director

Robert L. Shell, Jr.              52       Director

Dana B. Stebbins                  49       Director

Susan J. Williams                 55       Director

Kimberly J. Levine, CPA           39       Senior Vice President,
                                           Treasurer and Chief
                                           Financial Officer



     Barbara Davis Blum has served as Chairwoman of the Board of the Company and the Bank since March 1986, President and Chief Executive Officer of the Company since 1985 and President and Chief Executive Officer of the Bank since 1983. She also serves as Chairwoman of the Economic Development Finance Corporation, a quasi-public economic development corporation for the benefit of District of Columbia businesses; Chairwoman, Center for Policy Alternatives, a national nonprofit organization; and a Director of Kaiser Permanente Health Care of the Mid-Atlantic States. She is a director of the Greater Washington Board of Trade, a Trustee of the Federal City Council, a member of the National Advisory Council of the U.S. Small Business Administration; Senior Advisor, Commercial Real Estate Women; and a Director of IAIA, a presidentially appointed position requiring Senate confirmation. She founded Leadership Washington in 1985 and served as its Chairwoman in 1987. She also served as 1996 Greater Washington Area, United States Savings Bonds Chairperson. From 1981 to 1983, she served as President of Direction International, an environmental consulting firm, and from 1977 to 1981 she served as the Deputy Administrator of the U.S. Environmental Protection Agency.

     Shireen L. Dodson has served as the Assistant Director of Administration and Planning for the Center for African American History and Culture (formerly called the National African American Museum Project) of the Smithsonian Institution since 1993. From 1985 to 1992, she served as Comptroller of the Smithsonian Institution. She also served as the Commissioner of the District of Columbia Minority Business Opportunity Commission from 1989 to 1992. She has been President of the Coalition of 100 Black Women of D.C., Inc. and currently serves on the Advisory Committee of that organization. She is also a member of the Women's Advisory Board, Girl Scout Council of the National Capital. She is Treasurer of the Washington D.C. Chamber of Commerce and has been a Director of the Company since 1993 and a Director of the Bank since February 1992.

     Susan Hager has been the President of Hager Sharp, Inc., an issues oriented communications firm since 1973. She is also a Director of the Greater Washington Board of Trade, Chairwoman of the Board of the Lab School of Washington and a member of the National Advisory Council of the U.S. Small Business Administration and a Trustee of the Federal City Council. She served as President of National Small Business United, a national small business trade association, and Chairwoman of the U.S. Department of the Treasury's Small Business Advisory Council. She was a founder of the National Association of Women Business Owners (NAWBO). She has been a Director of the Company and the Bank since June 1992.

     Jeanne D. Hubbard has served as a consultant to First Guaranty Bank, Hammond, Louisiana, since 1993. From 1980 to 1993, Ms. Hubbard held a variety of officer positions, including Vice President and Senior Commercial Lender and Chairwoman of the Loan Committee and Asset/Liability Committee, with First Bank of Ceredo, Ceredo, West Virginia. She serves as President of the C-K Rotary Club and Chairwoman of the Citizens Advisory Committee of the United Way. She has been a Director of the Company and the Bank since October 1995.

     Clarence L. James, Jr. joined the law firm of Manatt, Phelps & Phillips, LLP, as a partner in 1995. From 1983 to 1995, he served as President and Chief Operating Officer of The Keefe Company, a government relations and public affairs firm. From 1981 to 1983, he was Vice President of Domestic Affairs and General Counsel of The Keefe Company. Since 1990, he has also served as Chairman of the Board of Douglas James Securities, Incorporated, a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. He founded and is on the board of the Executive Leadership Council and the Executive Leadership Foundation, an association of the top national African American business leaders. From 1977 to 1981, he served as Commissioner and Chairman of the Copyright Royalty Tribunal, a presidential appointment. From 1971 to 1977, he was Managing Partner of James, Moore, Douglas & Co.,

LPA, a corporate, tax and land development law practice. He has been a Director of the Company and the Bank since February 1993.

     Marshall T. Reynolds is the Chairman of the Board, President and Chief Executive Officer of Champion Industries, Inc., a holding company for commercial printing and office products companies, a position he has held since 1992. He became Chairman of the Board of Premier Financial Bancorp in the first quarter of 1996. From 1964 to 1993, Mr. Reynolds was President and Manager of The Harrah and Reynolds Corporation (predecessor to Champion Industries, Inc.). From 1983 to 1993, he was Chairman of the Board of Banc One, West Virginia Corporation (formerly Key Centurion Bancshares, Inc.). He has served as Chairman of United Way of the River Cities, Inc. and Boys and Girls Clubs of Huntington. He has been a Director of the Company and the Bank since November 1995.

     Robert L. Shell, Jr., is the Chairman and Chief Executive Officer of Guyan International, a privately held holding company for manufacturing and service companies, a position he has held since 1985. Mr. Shell is also the Chairman of Carolina Hose and Hydraulics, Standard Leasing Co. and Permco Hydraulik AG. He is a member of the Huntington Boys and Girls Club, the Cabell Huntington Hospital Foundation and the West Virginia Foundation for Independent Colleges. He was formerly the Chairman of the Marshall Artists Series. He has been a Director of the Company and the Bank since October 1995.

     Dana B. Stebbins is a partner in Wilkes, Artis, Hedrick & Lane, a law firm located in Washington, D.C., where she has practiced since 1989. From 1983 to 1989, she was Special Counsel for Klimek, Kolodney & Casale, P.C. From 1981 to 1983, she was Special Counsel for the U.S. House of Representatives Committee on Small Business. From 1980 to 1982, she was Special Assistant to the Associate Administrator of the U.S. Small Business Administration. From 1978 to 1980, she was the Special Assistant and White House Liaison to the Chairman of the Commodity Futures Trading Commission. From 1977 to 1978, she was Advisor to the White House Office of Domestic and Urban Policy. She is currently President of the Washington D.C. Chamber of Commerce, a Trustee of the Federal City Council and is on the Board of the Greater Washington Boys and Girls Clubs, as well as the Lab School of Washington. She has been a Director of the Company and the Bank since March 1993.

     Susan J. Williams is the President of Bracy Williams & Company, a government and public affairs consulting firm, a position she has held since 1982. In 1986, she was a representative on the Southern Growth Policies Board for the State of Virginia. From 1979 to 1981, Ms. Williams served as Assistant Secretary for Governmental Affairs of the U.S. Department of Transportation and from 1977 to 1979 she was Deputy Assistant Secretary for Governmental and Public Affairs for that agency. She is the Chair-Elect of the Greater Washington Board of Trade, having previously served as Secretary. She is also a Director of the Henry L. Stimson Center and the American Institute for Public Service. She has been a Director of the Company since October 1995 and the Bank since September 1994.

     Kimberly J. Levine, CPA, has been Senior Vice President and Treasurer of the Company and the Bank since 1988. From 1984 to 1987, she was Vice President and Controller of the First American Bank, N.A. From 1979 to 1984, she was Assistant Vice President of Suburban Bank in various accounting and reporting positions. From 1977 to 1979, she was a Senior Accountant with

Arthur Andersen & Co. She formerly served as a member of the Corporate Reporting Task Force, a combination public and private sector task force designed to address District of Columbia government tax issues and has been an instructor for the American Institute of Banking. Ms. Levine holds a Bachelors of Economics from the Wharton School of Business of the University of Pennsylvania.

     The Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all of the Company's directors, executive officers and greater than 10% shareholders made all required filings during the fiscal year ended December 31, 1995, with the exception of Barbara Davis Blum whose report following an October 1995 stock purchase was filed eleven days late.

Item 10. Executive Compensation

     The executive officers of the Company receive cash compensation from the Bank in connection with their positions as executive officers of the Bank. The Company does not separately compensate its executive officers with cash, but does offer certain stock option compensation.

     The following table shows the cash compensation paid by the Bank during the fiscal years ended December 31, 1995, 1994 and 1993 to the Chief Executive Officer, who is the only executive officer of the Company whose cash compensation exceeded $100,000, for services rendered during these years:

                                Summary Compensation Table


                                          Annual Compensation
                                     ---------------------------------------
                                                                Other Annual
                             Year    Salary      Bonus/Other   Compensation (1)
                             ----    ------      -----------   ----------------
Barbara Davis Blum,          1995     $185,155      $ 0               $ 5,555
Chairwoman of the Board,     1994      185,155        0                 5,183
President, Chief Executive   1993      173,040        0                 4,271
Officer of the Company
and the Bank


(1) Represents the Bank's contribution to the 401(k) Plan for the account of Barbara Davis Blum. Ms. Blum received certain perquisites but the cost of providing such perquisites did not exceed the lesser of $50,000 or 10% of her salary.

Employment Agreement
- --------------------

     On February 20, 1996, the Company and the Bank entered into an employment agreement with Barbara Davis Blum providing for the employment by the Company and the Bank of Ms. Blum as Chair, President and Chief Executive Officer of the Company and the Bank through February 20, 1998. The agreement shall automatically be extended for an additional two-year period unless, six months prior to the expiration date, the Company and the Bank Boards of Directors determine in a duly adopted resolution that the agreement should not be extended and so notify Ms. Blum. Under the terms of the employment agreement,which was amended on March 29, 1996, Ms. Blum is entitled to receive a base salary for 1996 of $194,413, all benefits provided by any plan available by the Bank to its employees, certain executive fringe benefits, annual or other bonuses at the sole discretion of the Company and the Bank Boards and a nonqualified stock option (the "Option") to purchase 25,000 shares of the Company's common stock. The Option vests beginning in 1996 at an annual rate of 20% at the end of each year and is exercisable for a period of 10 years from the date of grant at an exercise price equal to 85% of the fair market value of the Company's common stock on the date of grant. The Option shall become fully vested in the event of a Change in Control (as defined in the employment agreement) or in the event Ms. Blum's employment should terminate for any reason, and remain exercisable for a period of two years. Under the terms of Ms. Blum's previous employment agreement her salary for 1995 was $185,155. The current employment agreement provides that, in the event Ms. Blum shall resign with 60 days notification, then she shall be entitled to receive a cash payment equal to the current year's salary then in effect. In addition, the agreement provides that in the event of Ms. Blum's death, disability, termination without just cause or termination without her written consent and for a reason other than just cause in connection with or within 12 months after any Change in Control, or upon the occurrence of certain other events in connection with a change of control, she shall be entitled to receive a cash payment equal to two times her base salary (in semi-monthly payments in the event of disability) and the acceleration of the unvested portion of any stock options. In addition, she shall be included to the full extent eligible in all plans providing benefits, including group life insurance, disability insurance and pension programs for executive employees of the Company during the term of the employment agreement and for two years following her disability or termination without just cause or one year following her voluntary termination. The change in control benefits are estimated to have an aggregate value of approximately $499,000. Ms. Blum has agreed not to engage in the banking business elsewhere in Washington, D.C. or Baltimore, Maryland metropolitan areas or to solicit the Bank's customers or employees for a period of one year following the voluntary termination of her employment.

Non-Qualified Stock Option Plan
- -------------------------------

     No options have been granted to date under the Company's Non-Qualified Stock Option Plan (the "Plan"). A total of 30,000 shares of the Company's Common Stock are authorized for issuance under the Plan, in which officers of the Company and the Bank who have been employed for at least one year are eligible to participate. The option exercise price of any options granted under the Plan will equal 100% of the book value of the shares as of the date of grant. Any options granted under the Plan will become exercisable on a cumulative basis at a rate of 25% per year during the period of four years after the grant; provided, however, that the first 25% will not become exercisable until the expiration of six months after the date of grant.

Employee Incentive Stock Option Plan
- ------------------------------------

     On January 23, 1996, the Board of Directors of the Company approved a qualified Employee Incentive Stock Option Plan (the "Employee Plan"). A total of 3,329 shares of the Company's Common Stock are authorized for issuance under the Employee Plan, in which key employees of the Company and the Bank are eligible to participate. On January 23, 1996, all such options were granted at an exercise price of 100% of fair value at the date of grant, or $23.78. Options granted under the Employee Plan are immediately exercisable and expire not later than ten years following the date of grant. The Employee Plan is subject to shareholder approval, which will be sought at the next annual meeting.


Directors Stock Option Plan
- ---------------------------

     On January 23, 1996, the Board of Directors of the Company approved a nonqualified Directors Stock Option Plan (the "Directors Plan"). A total of 2,143 shares of the Company's Common Stock are authorized for issuance under the Directors Plan, in which all directors of the Company and the Bank in 1995 are eligible to participate based upon the total months of 1995 Board service. On January 23, 1996, all such options were granted at an exercise price of 85% of fair value at the date of grant, or $20.21. Options granted under the Directors Plan vest beginning in 1996 at an annual rate of 20% at the end of each year and expire at the earlier of ten years following the date of grant or two years after leaving the Board. The options shall become fully vested in the event of a Change in Control (as defined in the Directors Stock Option Plan) or in the event the Director leaves the Board. The Directors Plan is subject to shareholder approval, which will be sought at the next annual meeting.


401(k) Plan
- -----------

     The Bank has a 401(k) plan covering all full-time employees. The Bank made contributions to the plan of $34,000 in 1995.


Directors' Compensation
- -----------------------

     During 1995, directors of the Company received $250 for each meeting of the Board of Directors attended, $200 for each Executive Committee meeting and $100 for all other committee meetings.


Severance Agreements
- --------------------

     On April 7, 1994, the Board of Directors of the Bank approved severance arrangements for seven key management officials. These arrangements were incorporated into Severance Agreements, dated as of April 7, 1994 (the "Severance Agreements").

     The Severance Agreements provide that, in the event of a "Change in Control" (as defined in the Severance Agreements) the officers will be entitled to resign from the Bank within the one year period following a Change in Control and receive a lump sum payment equal to one year's full base salary at the rate applicable to the officer in effect at that time. The term "Change in Control" does not include a transaction approved by a majority of the "Continuing Directors" (as defined in the Severance Agreements) then in office. In addition, an officer will be entitled to receive such severance payment in the event the officer's employment with the Bank is "Terminated" (as defined in the Severance Agreements) within the one year period following a Change in Control, prior to the resignation of the officer. These benefits are estimated to have an aggregate value of approximately $504,000 based on current salary levels. Any severance payment payable under the Severance Agreements will be reduced to the extent that any such payment constitutes an "Excess Parachute Payment" as such term is defined in the Internal Revenue Code of 1986, as amended. The Severance Agreements are binding on the Bank and its successors.


Item 11. Security Ownership of Certain Beneficial Owners and Management.


     The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 15, 1996 by (i) each person or group known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the Company's directors; and (iii) all directors and executive officers of the Company as a group. Unless otherwise noted below, the persons named in the table have sole voting and sole investment powers with respect to each of the Shares reported as beneficially owned by such person.

                                         Beneficial
                                        Ownership of        Percent of
    Name and Address                       Shares          Class Owned
    ----------------                       ------          -----------

Shirley A. Reynolds                     40,000 (1)(2)         14.0%
1130 13th Avenue
Huntington, West Virginia 25701

Barbara W. Beymer                       27,000 (1)             9.4%
214 North Boulevard West
Huntington, West Virginia 25701

Deborah P. Wright                       20,000 (1)(3)          7.0%
1517 Diederich Boulevard
Flatwoods, Kentucky 41139

Thomas W. Wright and
Deborah P. Wright, jointly               7,000 (1)(3)          2.4%
P.O. Box 716
Ashland, Kentucky 41105

SAG, Corp. Money Purchase               20,161 (4)             7.0%
  Plan and Trust (Pension),
  Neal R. Gross, Trustee
  Ava S. Gross, Trustee
4218 Lenore Lane, N.W.
Washington, D.C. 20008

Barbara Davis Blum                       1,708 (6)               *

Shireen L. Dodson                          100                   *

Susan Hager                                522                   *

Jeanne D. Hubbard                        1,500 (1)               *

Clarence L. James, Jr.                     100                   *

Marshall T. Reynolds                    75,165 (1)(2)         26.3%

Robert L. Shell, Jr.                    22,000 (1)(5)          7.7%

Dana B. Stebbins                           100                   *

Susan J. Williams                          522                   *

All directors and executive
officers as a group (10 persons)       102,321 (7)            35.8%
- -------------------------
* Less than 1%


     (1) Based upon Amendment No. 1 to Schedule 13D dated July 21, 1995, Marshall T. Reynolds, Shirley A. Reynolds, Robert L. Shell, Jr., Robert H. Beymer, Barbara W. Beymer, Thomas W. Wright, Deborah P. Wright and Jeanne D. Hubbard acquired 203,038 outstanding shares of the Company. Amendment No. 2 to
Schedule 13D dated March 5, 1996, evidences the disposition of a total of 15,000 shares by Marshall T. Reynolds and Robert L. Shell, Jr. An additional 4,627 shares were acquired by Marshall T. Reynolds and Shirley A. Reynolds, jointly in a tender offer which was completed September 15, 1995.

     (2) Marshall T. Reynolds and Shirley A. Reynolds share voting and dispositive power with respect to 65,165 shares owned jointly. An additional 10,000 shares are held by a dependent child.

     (3) Thomas W. Wright and Deborah P. Wright share voting and dispositive power with respect to 7,000 shares owned jointly.

     (4) Based upon a Schedule 13D dated September 18, 1995, Neal R. Gross and Ava S. Gross share voting and dispositive power with respect to these shares.

     (5) Based upon Amendment No. 1 to Schedule 13D dated July 21, 1995, upon any default under Robert L. Shell, Jr.'s loan agreement with Bank One, West Virginia which extended financing for the purchase of Mr. Shell's shares, Marshall T. Reynolds would be required to purchase the shares of the Company's Common Stock attributed to Mr. Shell, increasing the number of shares held with sole voting and dispositive power by Mr. Reynolds to 27,000 and reducing Mr. Shell's beneficial ownership to -0-. Mr. Shell's shares include 2,000 shares transferred by gift to his wife.

     (6) Includes options to purchase 756 shares granted to Ms. Blum under the Employees Plan.

     (7) Includes options to purchase 1,160 shares granted to all directors and executive officers as a group.

     For several years, an issue existed regarding the ownership of 203,038 of the Company's shares of Common Stock. Citibank, N.A. ("Citibank") held a security interest in 203,038 Shares, representing approximately 71% of the outstanding shares (the "Pledged Shares"). Beginning in 1990, the Company and its advisors participated in various discussions with Citibank and its advisors concerning the disposition by Citibank of the Pledged Shares or a sale of the Company.

     On April 12, 1994, the Company's Board of Directors, on the recommendation of the Special Committee (a Board appointed committee of outside directors comprised of those of the Company's directors who were neither employees nor significant stockholders of the Company), adopted a Rights Agreement, the purpose of which was to provide the Board of Directors with adequate time to respond effectively to a takeover attempt and in a manner that would maximize the value of the Company for all shareholders.

     On April 14, 1994, Citibank filed a complaint against the Company and each of its directors in the Delaware Chancery Court seeking to enjoin the Company from implementing the Rights Agreement or distributing the Rights. The complaint alleged, among other things, that the Rights Agreement violated Delaware law and that in adopting the Rights Agreement the directors of the Company violated their fiduciary duty to all of the shareholders of the Company and tortiously interfered with the consummation of Citibank's proposed sale of the Pledged Shares to National Bankshares, Inc., a group with whom Citibank had negotiated the sale of the Pledged Shares from 1992 through 1994 ("NBI"). On June 24, 1994, the Company filed an answer to the complaint denying the allegations and in a counterclaim against Citibank requested that the court enter a judgment declaring the Rights Agreement valid and lawfully adopted under Delaware law (collectively, the "Delaware Litigation").

     On June 29, 1994, the Special Committee was advised by Baxter Fentriss and Company (the Company's investment advisor) of a proposal received from Marshall
T. Reynolds to purchase the Pledged Shares from Citibank and to make an offer to purchase up to the 81,806 shares of Common Stock that were not owned by Citibank (the "Minority Shares"). On April 19, 1995, the Board of Directors of the Company, on the recommendation of the Special Committee, authorized the entry by the Company into an agreement with Mr. Reynolds pursuant to which he agreed that if his purchase of the Pledged Shares from Citibank was completed, he would within 20 business days commence a tender offer to purchase the Minority Shares at a price of $21.00 per share (the "Reynolds Agreement"). Under the Reynolds Agreement, Mr. Reynolds also agreed that until the Tender Offer was completed neither he nor any assignee of his rights to purchase the Pledged Shares would vote the Pledged Shares, without the consent of the Company's Board of Directors or to change in any respect the composition of the Company's Board of Directors. In consideration for the commitment of Reynolds to undertake the Tender Offer, the Company agreed (i) to amend the Rights Agreement to prevent the purchase by Mr. Reynolds of the Pledged Shares or the Tender Offer from triggering the exercisability of the Rights, (ii) to take such actions as are necessary to ensure that neither the purchase of the Pledged Shares nor the Tender Offer will constitute a "Change in Control" under the Bank's Severance Agreements with certain key officers and (iii) not to, or not permit the Bank to
(A) amend the Severance Agreements (except as described above), (B) amend the Employment Agreement among the Company, the Bank and Barbara Davis Blum (except that an extension of the termination date to a date that is not more than 90 days following the completion of the purchase of the Pledged Shares would be permitted), (C) issue any stock, or any options, warrants or rights to purchase stock, or any long-term debt securities, (D) enter into, or materially increase the level of contributions to, any pension, retirement, stock option, profit sharing, deferred compensation, bonus, group insurance or similar plan for directors, officers or employees, (E) other than in the ordinary course of business, mortgage, pledge or dispose of any assets, incur any indebtedness, increase the compensation or benefits payable to directors, officers or employees, incur any material obligation, or enter into any material contract, or (F) amend the Certificate of Incorporation or Bylaws of the Company or the Articles of Association or Bylaws of the Bank. The foregoing restrictions were subject to the exception that the Company or the Bank was permitted to adopt a stock option plan for its directors and employees and during the first year of the plan issue options to purchase shares of Common Stock not in excess of 2 1/2% of the total number of shares outstanding.

     On April 20, 1995, the Company amended the Rights Agreement to provide that neither (i) the entry by Mr. Reynolds into an agreement with Citibank to purchase the Pledged Shares or the purchase by Mr. Reynolds (or any of his permitted assignees) of the Pledged Shares nor (ii) the announcement, conduct or completion of the Tender Offer will trigger the exercisability of the Rights.

     On April 21, 1995, Citibank and Mr. Reynolds entered into a Stock Purchase Agreement pursuant to which Mr. Reynolds agreed to purchase the Pledged Shares at a purchase price of $17.00 per share. The purchase was completed on July 21, 1995. In connection with the closing of the purchase of the Pledged Shares, the Company, the Bank and each director of the Company (other than Richard Naing, a former director of the Bank) delivered a release releasing Citibank and its directors, officers, employees, agents and representatives from any and all claims relating to actions taken by Citibank with respect to the Pledged Shares. Correspondingly, Citibank delivered a release releasing the Company, the Bank and each director (other than Mr. Naing who declined to deliver a release in favor of Citibank), officer, employee, agent and representative of the Company and the Bank from any and all claims relating to Citibank's efforts to dispose of the Pledged Shares. In addition, the Company, the Bank and each director (other than Mr. Naing) and executive officer of the Company delivered a release releasing NBI and its directors, officers, employees, agents and representatives from any and all claims relating to NBI's efforts to purchase the Pledged Shares. Correspondingly, NBI delivered a release releasing the Company, the Bank and each director, executive officer, employee, agent and representative of the Company and the Bank (other than Mr. Naing who declined to deliver a release in favor of NBI). On July 21, 1995, the Delaware Litigation was dismissed with prejudice.

     On August 16, 1995, Mr. Reynolds commenced his Tender Offer to purchase up to 81,806 shares of Common Stock, consisting of the outstanding shares of Common Stock that were not then owned by him or his associates at a price of $21.00 per share net to seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated August 16, 1995 and the related Letter of Transmittal (which together constitute the "Tender Offer"). The Tender Offer was completed on September 15, 1995. A total of 4,627 shares were tendered and acquired by Marshall T. Reynolds and Shirley A. Reynolds, jointly.




Item 12. Certain Relationships and Related Transactions.

     The Bank has had, and it is expected that it will have in the future, banking transactions in the ordinary course of business with the Company's directors, officers and their associates on substantially the same terms, including interest rates, collateral and payment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others. In the opinion of management these transactions did not in 1995 involve more than a normal risk of collectibility or present other unfavorable features.

     As of March 15, 1996, the aggregate principal amount of indebtedness to the Bank owed by officers and directors of the Company and their associates who were indebted to the Bank on that date was approximately $572,000. The highest aggregate principal amount owed during 1995 by all officers and directors of the Company and their associates who were indebted to the Bank during the year was approximately $1,001,000.

     The Company has engaged in transactions in the ordinary course of business with some of its directors, officers, principal stockholders and their associates. Management believes that all such transactions are made on the same terms as those prevailing at the time with other persons. During 1995, the Company engaged Hager Sharp, Inc., of which Susan Hager, a director of the Company, is President, to provide public relations services. For the fiscal year ended December 31, 1995, the Company paid Hager Sharp, Inc. $15,000 for such services. During 1995, the Company engaged Manatt, Phelps & Phillips, LLP, of which Clarence L. James, Jr., a director of the Company, is a partner, to provide legal services. For the fiscal year ended December 31, 1995, fees paid to Manatt, Phelps & Phillips, LLP did not exceed 5% of the firm's revenues for the year.

Item 13. Exhibits, Financial Statement Schedules and Reports of Form 8-K.

     (a) Exhibits

Exhibit
Number            Description of Exhibit
- ------            ----------------------

3.1       Certificate of Incorporation of the Company, as amended (1)

3.2       By-laws of the Company, as amended (2)

4.1.1 Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (3)

4.1.2 First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (4)

10.1 Subordinated Note Agreement dated February 2, 1988 between The Adams National Bank and Minbanc Capital Corp. (5)

10.2.1    Non-qualified Stock Option Plan, as amended (6)

10.2.2    Employee Incentive Stock Option Plan and Agreement

10.2.3    Directors Stock Option Plan and Agreement

10.2.4    Non-Qualified Stock Option Agreement

10.3 Employment Agreement dated February 20, 1996 between the Company, the Bank and Barbara Davis Blum, as amended on March 29, 1996.

10.4 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee for Account Number p99904 and The Adams National Bank
          (7)

10.5 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee for Account Number p99904 and The Adams National Bank
          (8)

10.6 Lease Agreement dated April 21, 1988 between Union Station Joint Venture, Ltd. and The Adams National Bank (9)

10.7.1 Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank
          (10)

10.7.2 Amendment dated December 20, 1993 to Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (11)

10.8 Lease Agreement dated December 20, 1993 between Union Station Joint Venture, Ltd., and The Adams National Bank (12)

10.9 Sublease Agreement dated September 1, 1981, as amended September 1, 1984, between 2909 M Associates and The Adams National Bank (13)

10.10 Lease Agreement dated March 6, 1996 between 1604 17th Street Limited Partners and The Adams National Bank.

10.11 Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank (14)

10.12 Special Program Financial Services Agreement dated December 30, 1993 between IBAA Bancard, Inc. and The Adams National Bank (15)

10.13 Deposit Insurance Transfer and Asset Purchase Agreement dated as of May 1, 1992 by and among the Federal Deposit Insurance Corporation as Receiver of Metropolitan Bank, N.A., the Federal Deposit Insurance Corporation and The Adams National Bank (16)

10.14 Asset Pool Proposal Form and the Asset Pool Sale Agreement dated as of July 6, 1993 by and among the Federal Deposit Insurance Corporation as Receiver of City National Bank, the Federal Deposit Insurance Corporation and The Adams National Bank (17)

10.15 Severance Agreement between the Bank and Alexander Beltran dated as of April 7, 1994 (18)

10.16 Severance Agreement between the Bank and Devin Blum dated as of April 7, 1994 (19)

10.17 Severance Agreement between the Bank and Thomas O. Griel dated as of April 7, 1994 (20)

10.18 Severance Agreement between the Bank Joyce R. Hertz dated as of April 7, 1994 (21)

10.19 Severance Agreement between the Bank and Kimberly J. Levine dated as of April 7, 1994 (22)

10.20 Severance Agreement between the Bank and Melrose Nathan dated as of April 7, 1994 (23)

10.21 Severance Agreement between the Bank and Bijan Partovi dated as of April 7, 1994 (24)

10.22 Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (25)

21        Subsidiaries of the Registrant (26)

- ------------------------------

(1) Incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2) Incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(3)       Incorporated   by  reference   to  Exhibits   1-3  of  the   Company's
          Registration Statement on Form 8- A dated April 12, 1994.

(4) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8- A/A dated April 21, 1995.

(5) Incorporated by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(6) Incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and
          Exhibit 10(i) of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

(7) Incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(8) Incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9) Incorporated by reference to Exhibit 10(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988.

(10) Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(11) Incorporated by reference to Exhibit 10.7.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(12) Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1993.

(13) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1994.

(14) Incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1992.

(15) Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(16) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10- Q for the quarter ended June 30, 1992.

(17) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10- Q for the quarter ended June 30, 1993.

(18) Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(19) Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(20) Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(21) Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(22) Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(23) Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(24) Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(25) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-A/A, dated April 21, 1995.

(26) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.



(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                       ------------------------------------
                                                Registrant


Date:  March 29, 1996                  By:      /s/ Barbara Davis Blum
                                                -----------------------
                                                Barbara Davis Blum
                                                Chairwoman of the Board,
                                                President and
                                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                      Title                         Date
       ---------                      -----                         ----



/s/ Barbara Davis Blum      Chairwoman of the Board, President  March 29, 1996
- ----------------------      and Chief Executive Officer
Barbara Davis Blum          (Principal Executive Officer)



/s/ Shireen L. Dodson       Director                            March 29, 1996
- ---------------------
Shireen Dodson


/s/ Susan Hager             Director                            March 29, 1996
- ---------------
Susan Hager


- ---------------             Director                            March 29, 1996
Jeanne Hubbard


/s/ Clarence L. James, Jr.  Director                            March 29, 1996
- --------------------------
Clarence L. James, Jr.

- --------------------         Director                            March 29, 1996
Marshall T. Reynolds


- ---------------              Director                            March 29, 1996
Robert L. Shell, Jr.


/s/ Dana Stebbins            Director                            March 29, 1995
- -----------------
Dana Stebbins


/s/ Susan J. Williams        Director                            March 29, 1996
- ---------------------
Susan J. Williams


/s/ Kimberly J. Levine       Senior Vice President,              March __, 1996
- ----------------------       Treasurer and Chief Financial
Kimberly J. Levine           Officer (Principal Financial
                             and Accounting Officer)

                                  EXHIBIT INDEX

                                                                Page at Which
                                                                Exhibit Appears
Exhibit                                                         in Sequentially
Number                    Description of Exhibit                Numbered Copy
- ------                    ----------------------                -------------

3.1 Certificate of Incorporation of the Company, as amended (1)

3.2       By-laws of the Company, as amended (2)

4.1.1 Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (3)

4.1.2     First  Amendment  dated April 20, 1995 between the
          Company and The First National Bank of Maryland, as Rights Agent (4)

10.1      Subordinated Note Agreement dated February 2, 1988
          between  The  Adams   National  Bank  and  Minbanc
          Capital Corp. (5)

10.2.1    Non-qualified Stock Option Plan, as amended (6)

10.2.2    Employee Incentive Stock Option Plan and Agreement

10.2.3    Directors Stock Option Plan and Agreement

10.2.4    Non-Qualified Stock Option Agreement

10.3 Employment Agreement dated February 20, 1996, as amended on March 29, 1996, between the Company, the Bank and Barbara Davis Blum

10.4      Lease  Agreement  dated  November 1, 1992  between
          Chase  Manhattan Bank, N.A. as Trustee for Account
          Number p99904 and The Adams National Bank (7)

10.5      Lease  Agreement  dated  November 1, 1992  between
          Chase  Manhattan Bank, N.A. as Trustee for Account
          Number p99904 and The Adams National Bank (8)

10.6      Lease Agreement dated April 21, 1988 between Union
          Station Joint Venture, Ltd. and The Adams National
          Bank (9)

10.7.1 Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint
          Venture, Ltd. and The Adams National Bank (10)

10.7.2 Amendment dated December 20, 1993 to Lease Agreement dated April 21, 1989, as amended on
          August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (11)

10.8      Lease  Agreement  dated  December 20, 1993 between
          Union Station Joint  Venture,  Ltd., and The Adams
          National Bank (12)

10.9      Sublease  Agreement  dated  September 1, 1981,  as
          amended   September   1,  1984,   between  2909  M
          Associates and The Adams National Bank (13)

10.10     Lease  Agreement  dated March 6, 1996 between 1604
          17th  Street   Limited   Partners  and  The  Adams
          National Bank.

10.11     Agreement  for  Information   Technology  Services
          between  Electronic  Data Systems  Corporation and
          The Adams National Bank (14)

10.12     Special Program Financial Services Agreement dated
          December 30, 1993 between IBAA  Bancard,  Inc. and
          The Adams National Bank (15)

10.13 Deposit Insurance Transfer and Asset Purchase Agreement dated as of May 1, 1992 by and among the Federal Deposit Insurance Corporation as Receiver of Metropolitan Bank, N.A., the Federal Deposit Insurance Corporation and The Adams National Bank
          (16)

10.14 Asset Pool Proposal Form and the Asset Pool Sale Agreement dated as of July 6, 1993 by and among the Federal Deposit Insurance Corporation as Receiver of City National Bank, the Federal Deposit Insurance Corporation and The Adams National Bank (17)

10.15     Severance Agreement between the Bank and Alexander
          Beltran dated as of April 7, 1994 (18)

10.16     Severance  Agreement  between  the Bank and  Devin
          Blum dated as of April 7, 1994 (19)

10.17     Severance Agreement between the Bank and Thomas O.
          Griel dated as of April 7, 1994 (20)

10.18     Severance  Agreement  between  the  Bank  Joyce R.
          Hertz dated as of April 7, 1994 (21)

10.19     Severance  Agreement between the Bank and Kimberly
          J. Levine dated as of April 7, 1994 (22)

10.20     Severance  Agreement  between the Bank and Melrose
          Nathan dated as of April 7, 1994 (23)

10.21     Severance  Agreement  between  the Bank and  Bijan
          Partovi dated as of April 7, 1994 (24)

10.22     Agreement,   dated  April  20,  1995  between  the
          Company and Marshall T. Reynolds (25)

21        Subsidiaries of the Registrant (26)

- ------------------------------

(1) Incorporated by reference to Exhibit 3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2) Incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(3)       Incorporated   by  reference   to  Exhibits   1-3  of  the   Company's
          Registration Statement on Form 8- A dated April 12, 1994.

(4) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8- A/A dated April 21, 1995.

(5) Incorporated by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(6) Incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and
          Exhibit 10(i) of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

(7) Incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(8) Incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(9) Incorporated by reference to Exhibit 10(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988.

(10) Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(11) Incorporated by reference to Exhibit 10.7.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(12) Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1993.

(13) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1994.

(14) Incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1992.

(15) Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(16) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10- Q for the quarter ended June 30, 1992.

(17) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10- Q for the quarter ended June 30, 1993.

(18) Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(19) Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(20) Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(21) Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(22) Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(23) Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(24) Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(25) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-A/A, dated April 21, 1995.

(26) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.