Form 10KSB/A
period 1995-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1996-04-12
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                                   $ 2,348,193
                                   -----------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1996.

                  284,844 shares of Common Stock, Par Value $10

    Transitional Small Business Disclosure Format (Check one) Yes      No  X
                                                                  ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Item 7.   Financial Statements and Supplementary Data.
          (Typographical corrections have been made to Footnotes #8 & #16)

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
                               =========           ========         ========


     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                                  1995                       1994                       1993
                                                  ----                       ----                       ----
                                          Amount       %            Amount         %          Amount          %
                                          ------       -            ------         -          ------          -

     Tax expense at statutory rate    $ 417,116      34.0%       $(62,605)     (34.0)%       $207,760       34.0%
     Increase (decrease) in taxes
      resulting from District of
      Columbia franchise tax, net
      of Federal tax effect             124,952      10.2         (31,583)     (17.2)          16,708        2.7
     Other                               37,235       3.0           2,550        1.4               --         --
     Change in beginning of year
      valuation allowance              (311,391)    (25.4)         91,638       49.8          224,468)     (36.7)
                                       --------     -----           ------      ----          --------      -----
                                      $ 267,912      21.8%       $     --        0.0%  $          --         0.0%
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
                                                                                   ==========        ========

     The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994:

                                                                                         1995          1994
                                                                                         ----          ----
     Deferred tax assets:
      Book allowance for loan losses                                                 $519,332      $ 525,690
      Interest income on nonaccrual loans, due to accrual for tax purposes             51,401         51,401
      Deferred loan fees, due to cash basis for tax purposes                           76,344         97,136
      Furniture and equipment, principally due to differences in depreciation         101,962         91,266
      Unrealized losses on securities                                                  26,778         55,298
      Compensated absences, principally due to cash basis
        for financial reporting purposes                                                8,184          7,005
      Other                                                                                --         20,401
                                                                                       ------         ------
        Total gross deferred tax assets                                               784,001        848,197
        Less: Valuation allowance                                                         --        (311,391)
                                                                                       -----        --------
          Net deferred tax assets                                                     784,001        536,806

     Deferred tax liabilities:
      Tax allowance for loan losses                                                  (321,737)      (332,806)
      Prepaid expenses due to cash basis for tax purposes                             (19,513)       (20,987)
                                                                                      -------        -------
        Total gross deferred tax liabilities                                         (341,250)      (353,793)
                                                                                     --------        -------
          Net deferred tax assets                                                    $ 442,751     $ 183,013
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


16.  Other Operating Expense

     Other operating expenses for 1995, 1994 and 1993 are summarized as follows:

                                             1995          1994         1993
                                             ----          ----         ----
    FDIC insurance premiums               $  84,607   $   171,582  $   154,107
    Courier service and bank security       149,689       148,884      131,229
    Stationery and office supplies           75,585       103,017       71,542
    Employment litigation expense               --        387,000      250,000
    Other                                   471,119       575,961      533,700
                                            -------       -------      -------

         Total other operating expense    $ 781,000   $ 1,386,444  $ 1,140,578
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

Item 13. Exhibits, Financial Statement Schedules and Reports of Form 8-K.

     (a) Exhibits
           (Amended to add previously filed Financial Data Schedule to 'Description of Exhibit' and page numbers added where appropriate)

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

10.19 Severance Agreement between the Bank and Kimberly J. Levine dated as of April 7, 1994 (22)

10.20 Severance Agreement between the Bank and Melrose Nathan dated as of April 7, 1994 (23)

10.21 Severance Agreement between the Bank and Bijan Partovi dated as of April 7, 1994 (24)

10.22 Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (25)

21        Subsidiaries of the Registrant (26)

27        Financial Data Schedule for Bank Holding Companies
- ------------------------------

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


- ---------------             Director                            March __, 1996
Jeanne Hubbard


/s/ Clarence L. James, Jr.  Director                            March 29, 1996
- --------------------------
Clarence L. James, Jr.

- --------------------         Director                            March __, 1996
Marshall T. Reynolds


- ---------------              Director                            March __, 1996
Robert L. Shell, Jr.


/s/ Dana Stebbins            Director                            March 29, 1995
- -----------------
Dana Stebbins


/s/ Susan J. Williams        Director                            March 29, 1996
- ---------------------
Susan J. Williams


/s/ Kimberly J. Levine       Senior Vice President,              March 29, 1996
- ----------------------       Treasurer and Chief Financial
Kimberly J. Levine           Officer (Principal Financial
                             and Accounting Officer)

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

10.1      Subordinated Note Agreement dated February 2, 1988
          between  The  Adams   National  Bank  and  Minbanc
          Capital Corp. (5)

10.2.1    Non-qualified Stock Option Plan, as amended (6)

10.2.2    Employee Incentive Stock Option Plan and Agreement               85

10.2.3    Directors Stock Option Plan and Agreement                        99

10.2.4    Non-Qualified Stock Option Agreement                            113

10.3      Employment  Agreement  dated February 20, 1996, as
          amended on March 29,  1996,  between the  Company,
          the Bank and Barbara Davis Blum                                 117

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

10.8      Lease  Agreement  dated  December 20, 1993 between
          Union Station Joint  Venture,  Ltd., and The Adams
          National Bank (12)

10.9      Sublease  Agreement  dated  September 1, 1981,  as
          amended   September   1,  1984,   between  2909  M
          Associates and The Adams National Bank (13)

10.10     Lease  Agreement  dated March 6, 1996 between 1604
          17th  Street   Limited   Partners  and  The  Adams
          National Bank.                                                  125

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

10.18     Severance  Agreement  between  the  Bank  Joyce R.
          Hertz dated as of April 7, 1994 (21)

10.19     Severance  Agreement between the Bank and Kimberly
          J. Levine dated as of April 7, 1994 (22)

10.20     Severance  Agreement  between the Bank and Melrose
          Nathan dated as of April 7, 1994 (23)

10.21     Severance  Agreement  between  the Bank and  Bijan
          Partovi dated as of April 7, 1994 (24)

10.22     Agreement,   dated  April  20,  1995  between  the
          Company and Marshall T. Reynolds (25)

21        Subsidiaries of the Registrant (26)

27        Financial Data Schedule for Bank Holding Companies               149

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

(25) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-A/A, dated April 21, 1995.

(26) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

     In accordance with the Exchange Act, this amended report has been signed below by the following person(s) on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                      Title                         Date
       ---------                      -----                         ----

/s/ Kimberly J. Levine       Senior Vice President,              April 12, 1996
- ----------------------       Treasurer and Chief Financial
Kimberly J. Levine           Officer (Principal Financial
                             and Accounting Officer)