Form 10QSB
period 1996-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1996-05-15
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------


                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter year ended    March 31, 1996
                                -------------------


| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from __________ to ___________


         Commission file number 0-10971
                                _____________________________

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
- --------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           Delaware                                          52-1508198
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer ID No.)
Incorporation or organization)

    1627 K Street, N.W.  Washington, D.C.                          20006
- --------------------------------------------------------------------------------
(Address of principal executive officers)                       (Zip code)

                                 N / A
- --------------------------------------------------------------------------------
Former name, address, and fiscal year, if changes since last report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X____ No____ .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 10, 1996.

     284,844 shares of Common Stock, Par Value $10/share.

                                     PART I.
- --------------------------------------------------------------------------------
Item 1 - Financial Statements
- --------------------------------------------------------------------------------

     The information furnished herewith reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to amounts previously reported in 1995 to conform with the 1996 presentation.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  March 31, 1996 and 1995 and December 31, 1995

                                                                                    March 31        March 31      December 31
                                                                                      1996            1995           1995
                                                                                      ----            ----           ----
                                                                                   (unaudited)    (unaudited)
Assets
- -----------------------------------------------

  Cash and due from banks                                                             $4,478,105     $4,073,412      $4,953,200
  Short-term investments:
    Federal funds sold                                                                10,850,000      3,975,000       9,475,000
    Interest bearing deposits in other banks                                             486,715        490,715         486,715
                                                                                  ----------------------------------------------
      Total short-term investments                                                    11,336,715      4,465,715       9,961,715

  Securities available for sale                                                        4,997,870      5,520,812       5,508,406

  Investments securities (market value of $7,626,518, $8,836,148 and $8,309,265
    at March 31, 1996,March 31, 1995 and December 31, 1995, respectively)              7,563,546      8,911,113       8,192,647


  Loans                                                                               60,214,781     58,920,594      63,592,395
    Less: Allowance for loan losses                                                   (1,261,672)    (1,290,313)     (1,273,965)
                                                                                  ----------------------------------------------
                                                                                      58,953,109     57,630,281      62,318,430
  Bank premises and equipment                                                            287,175        342,757         277,517
  Other assets                                                                         1,272,692      1,286,258       1,152,761
                                                                                  ----------------------------------------------
     Total assets                                                                    $88,889,212    $82,230,348     $92,364,676
                                                                                  ==============================================

Liabilities
- -----------------------------------------------

  Demand deposits                                                                    $20,571,738    $16,798,411     $23,443,937
  NOW accounts                                                                         6,877,672      9,429,915       7,343,282
  Money market deposit accounts                                                       22,159,158     18,703,312      21,391,814
  Savings deposits                                                                     1,296,342      1,125,675       1,317,226
  CD's $100,000 and over                                                              11,673,224     14,413,240      13,590,946
  CD's under $100,000                                                                 16,233,468     14,445,064      15,975,990
                                                                                  ----------------------------------------------
    Total deposits                                                                    78,811,602     74,915,617      83,063,195

  Securities sold under agreements to repurchase                                       2,233,030        547,905       1,785,402
  Long-term debt -- capital note                                                         167,625        260,750         186,250
  Other liabilities                                                                      887,670        542,777         710,963
                                                                                  ----------------------------------------------
    Total liabilities                                                                 82,099,927     76,267,049      85,745,810

Stockholders' Equity
- -----------------------------------------------

  Common stock, par value, $10 per share, authorized 800,000 shares;
   issued 286,404; outstanding 284,844                                                 2,864,040      2,864,040       2,864,040
  Surplus                                                                              3,291,973      3,291,973       3,291,973
  Retained earnings (deficit)                                                            698,652       (100,424)        531,830
                                                                                  ----------------------------------------------
                                                                                       6,854,665      6,055,589       6,687,843
  Less: Treasury Stock, 1,560 shares at cost                                             (28,710)       (28,710)        (28,710)
           Unrealized loss on securities, net of taxes                                   (36,670)       (63,580)        (40,267)
                                                                                  ----------------------------------------------
    Total stockholders' equity                                                         6,789,285      5,963,299       6,618,866
                                                                                  ----------------------------------------------
    Total liabilities and stockholders' equity                                       $88,889,212    $82,230,348     $92,364,676
                                                                                  ==============================================

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                                                        1996           1995
                                                                                        ----           ----
Interest income:
- -----------------------------------------------
  Interest and fees on loans                                                        $1,508,727      $1,418,178
  Interest and dividends on investment securities:
    U.S. Treasury                                                                        7,489          18,004
    Obligations of U.S. government agencies                                             85,593          98,325
    Mortgage-backed securities                                                           8,128          12,491
    Other                                                                                7,036          11,496
                                                                                 ------------------------------
     Total interest and dividends on investment securities                             108,246         140,316

  Interest on securities available for sale:
    U.S. Treasury                                                                       26,562          45,956
    Obligations of U.S. government agencies                                             47,311          41,289
                                                                                 ------------------------------
     Total interest on securities available for sale                                    73,873          87,245

  Interest on federal funds sold                                                       109,238          18,904
  Interest on deposit with other banks                                                   6,866           5,837
                                                                                 ------------------------------
      Total interest income                                                          1,806,950       1,670,480
Interest expense
- -----------------------------------------------
  Interest on deposits:
    NOW                                                                                 46,064          70,655
    Money market deposit accounts                                                      217,388         205,839
    Savings deposits                                                                     8,686           7,719
    CD's $100,000 and over                                                             171,469         178,362
    CD's under $100,000                                                                238,675         158,990
                                                                                 ------------------------------
                                                                                       682,282         621,565
  Interest on Federal funds purchased and securities
   sold under agreements to repurchase                                                  28,447          26,147
  Interest on other borrowings                                                               0           5,113
  Interest on capital note                                                               2,794           3,911
                                                                                 ------------------------------
    Total interest expense                                                             713,523         656,736
                                                                                 ------------------------------
    Net interest income                                                              1,093,427       1,013,744
Provision for loan losses                                                                    0               0
                                                                                 ------------------------------
    Net interest income after provision for loan losses                              1,093,427       1,013,744




               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                                                         1996           1995
                                                                                         ----           ----
Other income:
- -----------------------------------------------
  Service charges on deposit accounts                                                  172,269         179,753
  Other fees and commissions                                                            12,150          11,878
                                                                                 ------------------------------
    Total other income                                                                 184,419         191,631
Other expense:
- -----------------------------------------------
  Salaries and employee benefits                                                       431,691         414,145
  Net occupancy expense                                                                171,724         185,494
  Professional fees                                                                     42,617          92,419
  Data processing fees                                                                  86,879          64,632
  Other operating expense                                                              168,423         194,586
                                                                                 ------------------------------
    Total other expense                                                                901,334         951,276
                                                                                 ------------------------------
    Income before taxes                                                                376,512         254,099
Income tax expense                                                                     138,479          69,877
                                                                                 ------------------------------
    Net income                                                                        $238,033        $184,222
                                                                                 ==============================

Earnings per share:
- -----------------------------------------------
    Net income per share                                                                 $0.83           $0.65
                                                                                 ==============================

    Average shares outstanding used to EPS                                             286,980         284,844
                                                                                 ==============================



               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                      Additional      Retained
                                          Common         Paid-in      Earnings     Treasury  Unrealized Loss
                                           Stock         Capital     (Deficit)        Stock  on Securities           Total
                                           -----         -------     ---------        -----  -------------           -----


Balance, January 1, 1995              $2,864,040      $3,291,973     ($284,646)    ($28,710)      ($80,387)     $5,762,270

  Net income                                                           184,222                                     184,222
  Unrealized gain on securities,
    net of taxes                                                                                    16,807          16,807
                                   ----------------------------------------------------------------------------------------

Balance, March 31, 1995               $2,864,040      $3,291,973     ($100,424)    ($28,710)      ($63,580)     $5,963,299
                                   ========================================================================================



Balance, January 1, 1996              $2,864,040      $3,291,973      $531,830     ($28,710)      ($40,267)     $6,618,866

  Net income                                                           238,033                                     238,033
  Dividend declared                                                    (71,211)                                    (71,211)
  Unrealized gain on securities,
    net of taxes                                                                                     3,597           3,597
                                   ----------------------------------------------------------------------------------------

Balance, March 31, 1996               $2,864,040      $3,291,973      $698,652     ($28,710)      ($36,670)     $6,789,285
                                   ========================================================================================



               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                              1996            1995
                                                                                              ----            ----
Operating Activities
- -----------------------------------------------

  Net income                                                                                $238,033       $184,222
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization on bank premises & equipment                                28,237         40,617
    Accretion of loan discounts                                                               (9,083)        (5,774)
    Amortization and accretion of discounts and premiums on investment securities             (1,553)         7,698
    Decrease in other assets                                                                (119,930)       (64,679)
    Benefit for deferred income taxes                                                        (94,576)       (44,734)
    Decrease in other liabilities                                                            268,750        (21,725)
                                                                                        ----------------------------
      Net cash provided  by operating activities                                             309,878         95,625

Investing Activities
- -----------------------------------------------
  Proceeds from repayment and maturity of investment securities                            1,650,000        150,000
  Proceeds from repayment of mortgage-backed securities                                       22,094         28,583
  Proceeds from repayment and maturity of securities available for sale                    2,000,000      2,088,400
  Purchase of investment securities                                                       (1,024,775)            --
  Purchase of securities available for sale                                               (1,500,000)    (1,588,400)
  Principal collected on loans                                                             1,375,823      4,140,085
  Loans originated                                                                        (1,507,667)    (2,729,731)
  Net decrease (increase) in short-term loans                                               (155,889)       (24,031)
  Net decrease in lines of credit                                                          3,662,138        443,475
  Purchase of bank premises and equipment                                                    (37,895)       (14,156)
                                                                                        ----------------------------
      Net cash provided  by investing activities                                           4,483,829      2,494,225

Financing Activities
- -----------------------------------------------
  Net decrease in transaction and savings deposits                                        (2,591,348)    (3,077,684)
  Proceeds from issuance of time deposits                                                  3,463,596     13,860,339
  Payments for maturing time deposits                                                     (5,123,841)   (11,160,540)
  Net increase in Federal funds purchased and repurchase agreements                          447,627        187,197
  Payments on long-term debt                                                                 (18,625)            --
  Cash dividends paid to common stockholders                                                 (71,211)            --
                                                                                        ----------------------------
      Net cash used by financing activities                                               (3,893,802)      (190,688)
                                                                                        ----------------------------

      Increase  in cash & cash equivalents                                                   899,905      2,399,162
      Cash and cash equivalents at beginning of period                                    14,428,200      5,649,250
                                                                                        ----------------------------
      Cash and cash equivalents at end of period                                         $15,328,105     $8,048,412
                                                                                        ============================

Supplementary disclosures:

Interest paid on deposits and borrowings                                                    $731,883       $629,244
                                                                                        ============================
Income taxes paid                                                                            $95,500             $0
                                                                                        ============================

- --------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

     Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $88,889,000 at March 31, 1996 as compared to $92,365,000 at December 31, 1995. Total assets at March 31, 1996 decreased by $3,476,000 from December 31, 1995 predominantly due to decreases in loans of $3,377,000. Total deposits decreased by $4,252,000 during the same period to $78,812,000 at March 31, 1996 due to normal flucutations in both personal and commercial accounts, while Securities sold under agreements to repurchase increased by $448,000.

     The loan portfolio at March 31, 1996 of $60,215,000 decreased by $3,377,000, or approximately 5%, as compared to the December 31, 1995 balance of $63,592,000 primarily due to fluctuations in the outstanding balance of commercial loans issued under lines of credit. Loans outstanding on commercial lines of credit were approximately 36% of the total committed line amount at March 31, 1996 as compared to 52% at December 31, 1995. New loans, exclusive of short-term loans and lines of credit, of $ 1,508,000 were originated in the first quarter of 1996, however, loan principal payments of $1,376,000 offset the majority of this increase. The loan to deposit ratio at March 31, 1996 was 76% as compared to 77% at December 31, 1995. On average, the loan to deposit ratio for the first quarter of 1996 was 78%.

     Securities available for sale totaling $ 2,000,000 matured during the first three months of 1996 as compared to purchases of $1,530,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the first quarter accounted for the $510,000 decrease in the available for sale portfolio to $4,998,000 at March 31, 1996 as compared to $5,508,000 at December 31, 1995. Maturities totaling $1,650,000 in the long-term investment portfolio coupled with normal pay downs on mortgage-backed and other amortizing securities offset by $994,000 in new purchases, account for the $629,000 decrease in long-term investments to $7,564,000 at March 31, 1996 as compared to $8,193,000 at December 31, 1995.

     Short-term investments increased by $1,375,000 to $11,337,000 at March 31, 1996 due to decreases in the loan portfolio as well as normal fluctuations in the Company's liquidity.

     Cash and due from banks of $4,478,000 at March 31, 1996 decreased by $475,000 from the December 31, 1995 balance of $4,953,000 due primarily to variations in balances maintained at correspondent banks.

     Total deposits of $78,812,000 at March 31, 1996 decreased by $4,251,000, or 5%, from the December 31, 1995 balance of $83,063,000. Demand deposits of $20,572,000 at March 31, 1996 reflect a $2,872,000, or 12%, decrease from the
$23,444,000 balance at December 31, 1995 due principally to fluctuations in large commercial accounts. Normal fluctuations in the deposits of personal accounts make up the majority of the $466,000 decrease in NOW accounts to $6,878,000 at March 31, 1996 as compared to $7,343,000 at December 31, 1995.
Money market accounts of $22,159,000 at March 31, 1996 increased by $767,000 from the $21,392,000 balance reported at December 31, 1995 due primally to normal fluctuations in the balances of both personal and commercial customers. Certificates of deposit at March 31, 1996 of $27,907,000 decreased by $1,660,000 from the $29,567,000 balance at December 31, 1995, with certificates of deposit $100,000 and over decreasing by $1,917,000 and certificates of deposit under $100,000 increasing by $257,000. The decrease in certificates of deposit $100,000 and over is primarily due to decreases in collateralized government deposits.

     Average noninterest-bearing demand deposits for the first quarter of 1996 of $21,546,000 increased by $4,955,000, or almost 30%, from the comparable 1995 period, while average interest- bearing deposits grew by $276,000 during the same period to $56,227,000. Average NOW accounts for the first three months of 1996 of $7,652,000 decreased by $3,870,000 due in large part to the withdrawal of deposits of one large national organization as part of the organization's deposit consolidation program. Average money market deposits for the first quarter of 1996 of $18,821,000 increased by $2,025,000 over the prior year's average balance. Average certificates of deposit $100,000 and over decreased by $1,926,000 to $12,108,000 for the first quarter of 1996 as compared to the prior year due principally to the withdrawal of $5,000,000 in District of Columbia deposits which were on account for the first three months of 1995. Increases in governmental and financial institution deposits offset a portion of this decline. Average certificates of deposit under $100,000 for the first quarter of 1996 of $16,332,000 increased by $3,887,000 over the comparable period of the prior year primarily due to the issuance of brokered certificates of deposit in late March and early April of 1995. Average noninterest-bearing deposits to average total deposits during the first three months of 1996 represent 28% as compared to 23% one year earlier.

Results of Operations

     The Company reported net income for the first quarter of 1996 of $238,000, or $0.83 per share, for an annualized return on average assets of 1.09%. This net income reflects a 29% increase over the $184,000 net income (or $0.65 per share) recorded for the first quarter of 1995. Increases in net interest income and reductions in operating expenses, partially offset by increases in the Company's effective tax rate, accounted for the growth in net income.

     Net interest income, the most significant component of the Company's earnings, increased by $80,000, or 8%, to $1,093,000 for the first three months of 1996 as compared to $1,014,000 for the comparable 1995 period. Average earning assets for the first quarter of 1996 of $82,163,000 increased by $5,881,000, or 8%, over the comparable 1995 period. Increased net interest income resulting from a 30% increase in demand deposit accounts for the first quarter of 1996 as compared to 1995 more than offset the effects of a decline in the average loan to deposit ratio of 78% for the first quarter of 1996 from 82% for the comparable prior year period, as well as an increased cost of deposits. These factors combined to produce a net interest spread of 3.95% and a net interest margin of 5.35% for the first quarter of 1996, reflecting decreases of 36 basis points and 4 basis points, respectively, from the prior year.

     Total other income decreased by approximately $7,000, or 4%, to $184,000 for the first three months of 1996 due to modest decreases in overdraft activity as well as decreases in ATM income.

     Salaries and benefits of $432,000 for the first quarter of 1996 increased by $18,000, or 4%, over the first quarter of 1995, due primarily to normal merit increases. Net occupancy expense of $172,000 for the first three months of 1996 reflects a decrease of $14,000, or 7%, from one year earlier, due primarily to decreases in rental operating costs and depreciation expense. Professional fees of $43,000 for the first three months of 1996 declined by $49,000 from one year earlier due primarily to lower legal fees associated with loan and other corporate matters. Data processing expense of $87,000 for the first quarter of 1996 increased by $22,000, or 34%, over the prior year as a result of increased activity levels and item charges as well as the introduction of new electronic services. Other operating expense of $168,000 for the first three months of 1996 reflects a decrease of $26,000, or 13%, over the prior year due primarily to decreased FDIC deposit insurance premiums.

     Income tax expense of $138,000 for the first three months of 1996 reflects an increase of $69,000 over the $70,000 tax expense recorded one year earlier due to an increase in the Company's effective tax rate to 37% from 27% one year earlier. During 1995, the Company reduced its deferred tax valuation allowance to zero which reduced the effective tax rate.

Asset Quality

     As a result of improvement in the quality of the loan portfolio over the last few years as well as relatively low levels of net charge-offs, the Company took no provision for loan losses in either 1996 or 1995. The Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,262,000 at March 31, 1996 to be adequate. Although the dollar amount of the allowance for loan losses of $1,262,000 at March 31, 1996 has declined slightly from the December 31, 1995 balance of $1,274,000, the portion of the allowance for loan losses which is not allocated to any particular component of the loan portfolio increased by 26% to $319,000 from the December 31, 1995 level of $253,000.

     The allowance for loan losses as a percentage of outstanding loans at March 31, 1996 was 2.10%, up from the 2.00% reported at December 31, 1995. Nonaccrual loans at March 31, 1996 of $1,463,000 are down by $98,000 from the $1,561,000 reported at December 31, 1995, while restructured loans and loans past due 90 days or more at March 31, 1996 of $1,241,000 and $4,000, respectively, remain virtually unchanged from the $1,245,000 and $6,000, respectively, reported at December 31, 1995. Nonaccrual loans at March 31, 1996 include $817,000 in loans guaranteed by the U.S. Small Business Administration ("SBA") for a total of $691,000. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on approximately 80% of the total.

Liquidity and Capital Resources

Liquidity
     Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $15,815,000 in cash and short-term investments at March 31, 1996, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At March 31, 1996, the Company had $1,486,000 in unpledged securities which were available for such use with an additional $5,711,000 in securities which could be available for immediate use at the Company's request without any change in the Company's deposit or borrowing structure. As a percentage of total assets, the amount of these cash equivalent assets at March 31, 1996 and December 31, 1995 was 26% and 21%, respectively. The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 77% and 76% of average total deposits at March 31, 1996 and December 31, 1995, respectively. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $1,000,000 in liquidity as well as access to other collateralized borrowing programs. Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank is eligible to borrow up to approximately $1,283,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. The Bank is eligible to increase the maximum amount to be borrowed by $7,717,000 with the purchase of up to $1,696,000 in additional stock in the FHLB. The Company has adequate resources to meet its liquidity needs.


Interest Sensitivity
     Through the Bank's Asset/Liability Investment Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analysis of the interest sensitivity positions of major asset and liability categories. As a result of inherent limitations in this type of analysis, the Company does not necessarily attempt to maintain a matched position for each time frame. To augment this analysis, the Company also prepares an analysis of the effect on net interest income of 1%, 2% and 3% interest rate movements in either direction. Based on the Company's interest sensitivity position and the analyses performed on the effect of interest rate movements at March 31, 1996, a rising interest rate environment will generally tend to increase net interest income while a declining interest rate environment will generally tend to decrease net interest income.

Stockholders' Equity
     Stockholders' equity at March 31, 1996 increased by $170,000 over the balance at December 31, 1995 to $6,789,000 as a result of the Company's $238,000 net income for the three months ended March 31, 1996 and a $4,000 decrease in unrealized loss on securities, net of taxes, partially offset by dividends declared in the first quarter of 1996 of $71,000. Average stockholders' equity as a percentage of average total assets for the first three months of 1996 was 7.67% as compared to 7.23% for the comparable prior year period.

     Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk- weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At March 31, 1996, the Company's total risk-based capital ratio and Tier 1 capital ratio of 11.46% and 10.16%, respectively, met the regulatory definition of "well- capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The March 31, 1996 ratios are based on Tier 1 capital of $6,826,000, total capital of $7,695,000 and risk adjusted assets of $67,177,000. At March 31, 1996, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 11.26% and 9.96%, respectively, also met the definition of "well-capitalized." The March 31, 1996 ratios for the Bank are based on Tier 1 capital of $6,683,000, total capital of $7,552,000 and risk-adjusted assets of $67,074,000.

     The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk-based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At March 31, 1996, the Company's and the Bank's Tier 1 leverage ratios based on annual average assets of $87,682,000 and $87,611,000 were 7.78% and 7.63%, respectively, meeting the regulatory definition of "well-capitalized."

- --------------------------------------------------------------------------------
Item 6 - Exhibits and Reports on Form 8-K
- --------------------------------------------------------------------------------

(a)      Exhibits
Exhibit No.          Description of Exhibit
- -----------          ----------------------

19                  Abigail Adams National Bancorp,  Inc.  Financial Summary for
                    March 31, 1996

27                  Financial Data Schedule



(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1996

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                          ------------------------------------
                                                      Registrant



Date:  May 15, 1996                        /s/ Barbara Davis Blum
       ------------                        ----------------------
                                              Barbara Davis Blum
                                              Chairwoman of the Board,
                                               President and Director
                                              (Principal Executive Officer)



Date:  May 15, 1996                        /s/ Kimberly J. Levine
       ------------                        ----------------------
                                              Kimberly J. Levine
                                              Senior Vice President & Treasurer
                                              (Principal Financial and
                                               Accounting Officer)