Form 10QSB
period 1996-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1996-08-14
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------


                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996
                                    -------------

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from___________ to________________

         Commission file number   0-10971
                                  -------

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          52-1508198
- --------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer ID No.)
Incorporation or organization)

                   1627 K Street, N.W. Washington, D.C. 20006
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  202-466-4090
- --------------------------------------------------------------------------------
                  Issuer's telephone number including area code

                                     N / A
- --------------------------------------------------------------------------------
       Former name, address, and fiscal year, if changes since last report

     Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

     State the number of shares outstanding of each of the issuer's classes of common equity as of August 9, 1996:
            1,549,532 shares of Common Stock, Par Value $0.01/share.

Transitional Small Business Disclosure Format (check one): Yes____ No__X__

                                     PART I.
- --------------------------------------------------------------------------------
Item 1 - Financial Statements
- --------------------------------------------------------------------------------

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  June 30, 1996 and 1995 and December 31, 1995

                                                                                      June 30            June 30       December 31
                                                                                       1996                1995            1995
                                                                                       ----                ----            ----
                                                                                     (unaudited)       (unaudited)
Assets
- -------------------------------------

  Cash and due from banks                                                            $5,824,109         $4,086,467      $4,953,200
  Short-term investments:
    Federal funds sold and securities purchased under agreements to resell            9,950,000          5,025,000       9,475,000
    Interest bearing deposits in other banks                                            486,715            391,715         486,715
                                                                                  -------------------------------------------------
      Total short-term investments                                                   10,436,715          5,416,715       9,961,715

  Securities available for sale                                                       3,997,812          4,504,375       5,508,406

  Investments securities (market value of $7,562,045, $9,964,271 and $8,309,265
    at June 30, 1996, June 30, 1995 and December 31, 1995, respectively)              7,536,421          9,883,256       8,192,647


  Loans                                                                              59,400,325         60,839,436      63,592,395
    Less: Allowance for loan losses                                                  (1,260,922)        (1,310,944)     (1,273,965)
                                                                                  -------------------------------------------------
                                                                                     58,139,403         59,528,492      62,318,430
  Bank premises and equipment                                                           500,009            318,448         277,517
  Other real estate owned                                                               317,381                --              --
  Other assets                                                                        1,283,441          1,225,320       1,152,761
                                                                                  -------------------------------------------------
     Total assets                                                                   $88,035,291        $84,963,073     $92,364,676
                                                                                  =================================================

Liabilities
- -------------------------------------

  Demand deposits                                                                    20,295,942         18,897,823     $23,443,937
  NOW accounts                                                                        7,503,649         12,930,951       7,343,282
  Money market deposit accounts                                                      22,070,938         15,024,490      21,391,814
  Savings deposits                                                                    1,273,014          1,079,085       1,317,226
  CD's $100,000 and over                                                              8,804,361         15,325,158      13,590,946
  CD's under $100,000                                                                18,636,549         13,698,756      15,975,990
                                                                                  -------------------------------------------------
    Total deposits                                                                   78,584,453         76,956,263      83,063,195

  Federal funds purchased and securities sold under agreements to repurchase          1,738,580          1,128,389       1,785,402
  Long-term debt -- capital note                                                                 -         223,500         186,250
  Other liabilities                                                                     743,326            483,316         710,963
                                                                                  -------------------------------------------------
    Total liabilities                                                                81,066,359         78,791,468      85,745,810

Stockholders' Equity
- -------------------------------------

  Common stock, par value, $.01 per share, authorized 5,000,000 shares;
   issued 859,212; outstanding 854,532                                                    8,592              8,592           8,592
  Surplus                                                                             6,147,421          6,147,421       6,147,421
  Retained earnings                                                                     874,888             97,428         531,830
                                                                                  -------------------------------------------------
                                                                                      7,030,901          6,253,441       6,687,843
  Less: Treasury Stock, 4,680 shares at cost                                            (28,710)           (28,710)        (28,710)
           Unrealized loss on securities, net of taxes                                  (33,259)           (53,126)        (40,267)
                                                                                  -------------------------------------------------
    Total stockholders' equity                                                        6,968,932          6,171,605       6,618,866
                                                                                  -------------------------------------------------
    Total liabilities and stockholders' equity                                      $88,035,291        $84,963,073     $92,364,676
                                                                                  =================================================




               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   For the Period Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                        For three months              For six months
                                                                          Ended June 30,              Ended June 30,
                                                                       1996         1995          1996             1995
                                                                       ----         ----          ----             ----

Interest income:
- -------------------------------------
  Interest and fees on loans                                      $1,470,918     $1,479,528    $2,979,645     $2,897,706
  Interest and dividends on investment securities:
    U.S. Treasury                                                     11,659         18,123        19,148         36,127
    Obligations of U.S. government agencies                           91,838         85,378       177,431        196,194
    Mortgage-backed securities                                         7,139         21,300        15,267         21,300
    Other                                                              6,941          6,987        13,977         18,483
                                                               ----------------------------------------------------------
     Total interest and dividends on investment securities           117,577        131,788       225,823        272,104

  Interest on securities available for sale:
    U.S. Treasury                                                     14,266         46,239        40,828         92,195
    Obligations of U.S. government agencies                           37,928         37,281        85,239         78,570
                                                               ----------------------------------------------------------
     Total interest on securities available for sale                  52,194         83,520       126,067        170,765

  Interest on federal funds sold                                     105,043         46,171       214,281         65,075
  Interest on deposits with other banks                                8,980          4,975        15,846         10,812
                                                               ----------------------------------------------------------
      Total interest income                                        1,754,712      1,745,982     3,561,662      3,416,462
Interest expense
- -------------------------------------
  Interest on deposits:
    NOW                                                               45,554         72,543        91,618        143,198
    Money market deposit accounts                                    253,398        201,160       470,786        406,999
    Savings deposits                                                   8,492          7,229        17,178         14,948
    CD's $100,000 and over                                           116,072        198,700       287,541        377,062
    CD's under $100,000                                              228,090        224,081       466,765        383,071
                                                               ----------------------------------------------------------
                                                                     651,606        703,713     1,333,888      1,325,278
  Interest on Federal funds purchased and securities
   sold under agreements to repurchase                                22,963         16,683        51,410         42,830
  Interest on other borrowings                                             0          1,446             0          6,559
  Interest on subordinated note                                        1,425          3,632         4,219          7,543
                                                               ----------------------------------------------------------
    Total interest expense                                           675,994        725,474     1,389,517      1,382,210
                                                               ----------------------------------------------------------
    Net interest income                                            1,078,718      1,020,508     2,172,145      2,034,252
Provision for loan losses                                                  0              0             0              0
                                                               ----------------------------------------------------------
    Net interest income after provision for loan losses            1,078,718      1,020,508     2,172,145      2,034,252


               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   For the Period Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                         For three months                For six months
                                                           Ended June 30,                  Ended June 30,
                                                        1996             1995           1996            1995
                                                        ----             ----           ----            ----
Other income:
- -------------------------------------
  Service charges on deposit accounts                     175,764       190,099         348,033       369,852
  Other fees and commissions                               47,285        36,553          59,435        48,431
                                                     ---------------------------------------------------------
    Total other income                                    223,049       226,652         407,468       418,283
Other expense:
- -------------------------------------
  Salaries and employee benefits                          452,756       414,869         884,447       829,014
  Net occupancy expense                                   183,601       191,071         355,325       376,565
  Professional fees                                       (27,390)       86,041          15,227       178,460
  Data processing fees                                     86,454        69,881         173,333       134,513
  Other operating expense                                 211,791       214,323         380,214       408,909
                                                     ---------------------------------------------------------
    Total other expense                                   907,212       976,185       1,808,546     1,927,461
                                                     ---------------------------------------------------------
    Income before taxes                                   394,555       270,975         771,067       525,074
Income tax expense                                        147,108        73,123         285,587       143,000
                                                     ---------------------------------------------------------
    Net income                                           $247,447      $197,852        $485,480      $382,074
                                                     =========================================================

Earnings per share:
- -------------------------------------
    Net income per share                                    $0.28         $0.23           $0.56         $0.45
                                                     =========================================================

    Average shares outstanding used to compute EPS        868,423       854,532         864,682       854,532
                                                     =========================================================



               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 1996 and 1995
                                 (Unaudited)


                                                      Additional      Retained
                                            Common       Paid-in      Earnings    Treasury    Unrealized Loss
                                             Stock       Capital     (Deficit)       Stock      on Securities     Total
                                             -----       -------     ---------       -----      -------------     -----

Balance, January 1, 1995                $2,864,040    $3,291,973     ($284,646)   ($28,710)      ($80,387)     $5,762,270

   Change in par value of
      common stock                      (2,861,176)    2,861,176           ---         ---            ---              --
   Shares issued in three-for-
      one stock split in the form
       of a stock dividend                   5,728        (5,728)          ---         ---            ---              --
  Net income                                   ---           ---       382,074         ---            ---         382,074
  Unrealized gain on securities,
    net of taxes                               ---           ---           ---         ---         27,261          27,261
                                     -------------------------------------------------------------------------------------

Balance, June 30, 1995                      $8,592    $6,147,421       $97,428    ($28,710)      ($53,126)     $6,171,605
                                     =====================================================================================



Balance, January 1, 1996                    $8,592    $6,147,421      $531,830    ($28,710)      ($40,267)     $6,618,866

  Net income                                   ---           ---       485,480         ---            ---         485,480
  Dividend declared                            ---           ---      (142,422)        ---            ---        (142,422)
  Unrealized gain on securities,
    net of taxes                               ---           ---           ---         ---          7,008           7,008
                                     -------------------------------------------------------------------------------------

Balance, June 30, 1996                      $8,592    $6,147,421      $874,888    ($28,710)      ($33,259)     $6,968,932
                                     =====================================================================================


               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                                                             1996                 1995
                                                                                             ----                 ----
Operating Activities
- -------------------------------------

  Net income                                                                               $485,480             $382,074
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization on bank premises & equipment                               57,307               80,035
    Accretion of loan discounts                                                             (17,956)             (33,425)
    Amortization and accretion of discounts and premiums on investment securities              (182)              14,305
    Increase in other assets                                                               (192,146)              (3,741)
    Benefit for deferred income taxes                                                        61,466               73,176
    Increase (decrease) in other liabilities                                                 27,464             (204,905)
                                                                                  ---------------------------------------
      Net cash provided by operating activities                                             421,433              307,519

Investing Activities
- -------------------------------------
  Proceeds from repayment and maturity of investment securities                           3,150,000              150,000
  Proceeds from repayment of mortgage-backed securities                                      50,716               69,140
  Proceeds from repayment and maturity of securities available for sale                   4,500,000            6,088,400
  Proceeds from repayment and maturity of time deposits                                          --               99,000
  Purchase of investment securities                                                      (2,521,806)          (1,003,825)
  Purchase of securities available for sale                                              (3,000,000)          (4,568,466)
  Principal collected on loans                                                            4,129,198            8,598,610
  Loans originated                                                                       (3,892,818)          (8,036,642)
  Net decrease in short-term loans                                                           59,184              161,274
  Net decrease(increase) in lines of credit                                               3,901,418             (766,721)
  Purchase of bank premises and equipment                                                  (279,798)             (29,264)
  Purchase of other real estate                                                            (317,381)                  --
                                                                                  ---------------------------------------
      Net cash provided by investing activities                                           5,778,713              761,506

Financing Activities
- -------------------------------------
  Net decrease in transaction and savings deposits                                       (2,352,716)          (1,202,648)
  Proceeds from issuance of time deposits                                                 8,934,363           23,451,248
  Payments for maturing time deposits                                                   (11,060,389)         (20,585,839)
  Net increase (decrease) in Federal funds purchased and repurchase agreements              (46,823)             767,681
  Payments on long-term debt                                                               (186,250)             (37,250)
  Payment  of dividends                                                                    (142,422)                  --
                                                                                  ---------------------------------------
      Net cash provided (used) by financing activities                                   (4,854,237)           2,393,192
                                                                                  ---------------------------------------

      Increase in cash & cash equivalents                                                 1,345,909            3,462,217
      Cash and cash equivalents at beginning of period                                   14,428,200            5,649,250
                                                                                  ---------------------------------------
      Cash and cash equivalents at end of period                                        $15,774,109           $9,111,467
                                                                                  =======================================

Supplementary disclosures:

Interest paid on deposits and borrowings                                                 $1,433,843           $1,350,927
                                                                                  =======================================
Income taxes paid                                                                          $246,500              $95,593
                                                                                  =======================================

                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1995



1.   General
     The unaudited information at and for the six months ended June 30, 1996 and l995 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. All financial information presented gives retroactive effect to (i) an increase in the number of shares of authorized Common Stock from 800,000 to 5,000,000 and a reduction of par value to $0.01 per share as of July 8, 1996, and (ii) the issuance by the Company on July 9, 1996 of a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for each share of Common Stock issued and outstanding.

2.   Contingent Liabilities
     In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

     Under the terms of an employment agreement with the President and Chief Executive Officer of the Company and the Bank, the Company is obligated to make payments to her under certain conditions, totaling approximately $499,000, in the event her employment is terminated.

     Under the terms of severance agreements with seven key management officials of the Bank, the Bank is obligated to make payments totaling $539,000 under certain conditions in the event of a change in control of the Company or the Bank.

     The Company maintains directors' and officers' liability insurance in the amount of $2,000,000, subject to certain exclusions. In addition, according to the by-laws, the Company is obligated to indemnify any director or officer for losses incurred to the full extent authorized or permitted by Delaware general corporation law.


3.   Shareholder Rights Plan
     On April 12, 1994, the Board of Directors of the Company adopted a Rights Agreement ("Rights Agreement"), which was amended April 20, 1995. Pursuant to the Rights Agreement, the Board of Directors of the Company declared a dividend of one share purchase right for each share of the Company's common stock outstanding on April 25, 1994 ("Right"). Among other things, each Right entitles the holder to purchase one share of the Company's common stock at an exercise price of $20.11.

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

4.   Employee Benefits
     The Company has adopted a Nonqualified Stock Option Plan for certain officers and key employees and has reserved 90,000 shares of common stock for options to be granted under the plan. No options have been granted to date.

     On January 23, 1996,  the Company  adopted a nonqualified  Directors  Stock
Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), subject to shareholder approval. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. The options vest beginning in 1996 at an annual rate of 20% at the end of each year and become fully vested in the event of a Change in Control, as defined in the Directors Plan, or in the event that the Director leaves the Board. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 16,416 shares of common stock available for grant under the above Plans were granted at a price of $6.74 for directors and $7.93 for employees. No options have been exercised under these plans.

     On March 29, 1996, the Company granted the President and Chief Executive Officer a nonqualified stock option to purchase 75,000 shares at a price equal to 85% of the fair market value of the Company's common stock on the date of grant ($6.74). The option vests beginning in 1996 at an annual rate of 20% at the end of each year and becomes fully vested in the event of a Change in Control as defined in the Agreement, or in the event that she leaves the Company or the Bank.

     Compensation expense is recognized on the Directors Plan and the options granted to the

President and Chief Executive Officer in an amount equal to the difference between the quoted market price of the stock at the date of grant and the amount the employee/director is required to pay, ratably over the five year vesting periods.

     On April 16, 1996, the Company and the Bank adopted an employee stock ownership plan ("ESOP") with 401(k) provisions, replacing the Bank's former 401(k) Plan. Participants may elect to contribute to the ESOP a portion of their salary, which may not be less than 1% nor more than 15%, of their annual salary (up to $9,500 for 1996). In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Employee contributions and the employer's matching contributions immediately vest. Employer's discretionary contributions are vested as follows: 0% for less than three years of service; 20% for three years of service; 40% for four years of service; 60% for five years of service; 80% for six years of service; and 100% for seven or more years of service.

5.   Net Income Per Share
     Net income per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period, 864,682 and 854,532 for the six months ended June 30, 1996 and 1995, respectively. Common share equivalents include stock options.

6.   Change in Accounting Principles
(a)  Accounting for the Impairment of Long-Lived Assets
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that assets to be held and used be evaluated for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of cost or fair value less selling costs. SFAS No. 121 is effective for the Company as of January 1, 1996. Implementation of SFAS No. 121 does not have a material impact on the results of operations or financial position at or for the six months ended June 30, 1996.

(b)  Accounting for Mortgage Servicing Rights
     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122). SFAS No. 122 provides accounting for mortgage servicers that sell or securitize loans and retain servicing rights. SFAS No. 122 is effective as of January 1, 1996. The Company does not sell or securitize mortgage loans and retain servicing rights and therefore the implementation of SFAS No. 122 will not have a material impact.

(c)  Accounting for Stock Based Compensation
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). SFAS No. 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or to adopt a fair-value-based method of accounting as defined in the new standard. The Company follows the existing accounting standards for these plans, but will provide annual pro-forma disclosure of net income and earnings per share as if the expense provisions of SFAS No. 123 had been adopted.

- --------------------------------------------------------------------------------

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations
- --------------------------------------------------------------------------------

Overview
     Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $88,035,000 at June 30, 1996 as compared to $92,365,000 at
December 31, 1995. Total assets at June 30, 1996 decreased by $4,330,000 from December 31, 1995 predominantly due to decreases in loans of $4,192,000. Total deposits decreased by $4,479,000 during the same period to $78,584,000 at June 30, 1996 due primarily to normal fluctuations in commercial demand deposit accounts, coupled with a decrease in collateralized government certificates of deposit.

     The Company reported net income for the first half of 1996 of $485,000, or $0.56 per share, for an annualized return on average assets of 1.12% and an annualized return on average equity of 14.34%. This compares with return on assets of 0.93% and return on equity of 12.91% for the first six months of 1995. Net income for the first six months of 1996 reflects a 27% increase over the $382,000 net income (or $0.45 per share) recorded for the first half of 1995. Increases in net interest income and reductions in operating expenses, partially offset by increases in the Company's effective tax rate, accounted for the growth in net income.

Analysis of Net Interest Income
     Net interest income, the most significant component of the Company's earnings, increased by $138,000, or 7%, to $2,172,000 for the first six months of 1996 as compared to $2,034,000 for the comparable 1995 period. Average earning assets for the first half of 1996 of $87,313,000 increased by $4,723,000, or 6%, over the comparable 1995 period. Increased net interest income resulting from a 21% increase in demand deposit accounts for the first half of 1996 as compared to 1995 more than offset the effects of a decline in the average loan to deposit ratio of 78% for the first half of 1996 from 81% for the comparable prior year period, as well as a 4 basis point increase in the cost of deposits. These factors combined to produce a net interest spread of 4.04% and a net interest margin of 5.37% for the first half of 1996, reflecting decrease of 9 basis points and an increase of 8` basis points, respectively, from the prior year.

Other Income
     Total other income decreased by approximately $11,000, or 3%, to $407,000 for the first six months of 1996 due principally to a decrease in ATM income.

Other Expense
     Salaries and benefits of $884,000 for the first half of 1996 increased by $55,000, or 7%, over the first half of 1995, due primarily to normal merit increases, increases in employee benefits and recruitment expenses. Net occupancy expense of $355,000 for the first six months of 1996 reflects a decrease of $21,000, or 6%, from one year earlier, due primarily to a decrease in depreciation expense. During the later part of the second quarter of 1996, the Company completed the installation of its local area network. Depreciation on the local area network hardware and software, coupled with the opening of a new branch late in the third quarter is expected to impact the Company's occupancy expense in the future. Professional fees of $15,000 for the first six months of 1996 declined by $163,000 from one year earlier due primarily to lower legal fees associated with loan workouts and other corporate matters, as well as prior legal expenses which the Small Business Administration ("SBA") has agreed to reimburse the Company for the workout of two troubled SBA guaranteed loans. Data processing expense of $173,000 for the first half of 1996 increased by $39,000, or 29%, over the prior year as a result of increased activity levels and item charges as well as the introduction of new electronic services. Other operating expense of $380,000 for the first six months of 1996 reflects a decrease of $29,000, or 7%, over the prior year due primarily to decreased FDIC deposit insurance premiums, partially offset by increases in administrative and overhead expenses.

Income Tax Expense
     Income tax expense of $286,000 for the first six months of 1996 reflects an increase of $143,000 over the $143,000 tax expense recorded one year earlier due to an increase in the Company's effective tax rate to 37% from 27% one year earlier. During 1995, the Company reduced its deferred tax valuation allowance to zero which reduced the effective tax rate.

Analysis of Loans
     The loan portfolio at June 30, 1996 of $59,400,000 decreased by $4,192,000, or approximately 7%, as compared to the December 31, 1995 balance of $63,592,000 primarily due to fluctuations in the outstanding balance of commercial loans issued under lines of credit. Loans outstanding on commercial lines of credit were approximately 34% of the total committed line amount at June 30, 1996 as compared to 52% at December 31, 1995. New loans, exclusive of short-term loans and lines of credit, of $3,893,000 were originated in the first half of 1996, however, loan principal payments of $4,129,000 offset the [majority] of this increase. The loan to deposit ratio at June 30, 1996 was 76% as compared to 77% at December 31, 1995. On average, the loan to deposit ratio for the first quarter of 1996 was 78%.

     Loan concentrations at June 30, 1996 and December 31, 1995 are summarized as follows:

                               Loan Concentrations
                     At June 30, 1996 and December 31, 1995

                                                    June 30,     December 31,
                                                     1996            1995
                                                     ----            ----
         Service industry                             35%             38%
         Real estate development/finance              34              32
         Wholesale/retail                             22              21
         Other                                         9               9
                                                      --              --
           Total                                     100%            100%
                                                     ===             ===

Analysis of Investments
     Securities available for sale totaling $4,500,000 matured during the first six months of 1996 as compared to purchases of $3,000,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the first quarter accounted for the $1,511,000 decrease in the available for sale portfolio to $3,998,000 at June 30, 1996 as compared to $5,508,000 at December 31, 1995. Maturities totaling $3,150,000 in the long-term investment portfolio coupled with normal pay downs on mortgage-backed and other amortizing securities offset by $2,522,000 in new purchases, account for the $656,000 decrease in long-term investments to $7,536,000 at June 30, 1996 as compared to $8,193,000 at December 31, 1995.

     Short-term investments increased by $475,000 to $10,437,000 at June 30, 1996 due to decreases in the loan portfolio as well as normal fluctuations in the Company's liquidity.

Noninterest-Earning Assets
     Cash and due from banks of $5,824,000 at June 30, 1996 increased by $871,000 from the December 31, 1995 balance of $4,953,000 due primarily to funds received in the Company's account at the Federal Reserve Bank subsequent to the deadline for investing those funds with other financial institutions.

Deposits
     Total deposits of $78,584,000 at June 30, 1996 decreased by $4,479,000, or 5%, from the December 31, 1995 balance of $83,063,000. Demand deposits of $20,296,000 at June 30, 1996 reflect a $3,148,000, or 13%, decrease from the
$23,444,000 balance at December 31, 1995 due principally to fluctuations in large commercial accounts. Normal fluctuations in the deposits of nonprofit accounts make up the majority of the $160,000 increase in NOW accounts to $7,504,000 at June 30, 1996 as compared to $7,343,000 at December 31, 1995.
Money market accounts of $22,071,000 at June 30, 1996 decreased by $679,000 from the $21,392,000 balance reported at December 31, 1995 due primarily to normal fluctuations in the balances of commercial customers. Certificates of deposit at June 30, 1996 of $27,441,000 decreased by $2,126,000 from the $29,567,000 balance at December 31, 1995, with certificates of deposit $100,000 and over decreasing by $4,787,000 and certificates of deposit under $100,000 increasing by $2,661,000. The decrease in certificates of deposit $100,000 and over is primarily due to decreases in collateralized government deposits, while the increase in certificates of deposit under $100,000 is primarily due to the issuance of brokered deposits during the second quarter of 1996.

     Average noninterest-bearing demand deposits for the first half of 1996 of $21,173,000 increased by $3,717,000, or 21%, from the comparable 1995 period, while average interest-bearing deposits decreased by $346,000 during the same period to $56,324,000. Average NOW accounts for the first six months of 1996 of $7,629,000 decreased by $3,970,000 due in large part to the withdrawal of deposits of one large national organization as part of the organization's deposit consolidation program. Average money market deposits for the first half of 1996 of $20,755,000 increased by $4,552,000 over the prior year's average balance. Average certificates of deposit $100,000 and over decreased by $3,514,000 to $10,568,000 for the first half of 1996 as compared to the first half of 1995 due principally to the withdrawal of $5,000,000 in District of Columbia collateralized deposits which were on account for most of the first half of 1995. Average certificates of deposit under $100,000 for the first half of 1996 of $16,075,000 increased by $2,410,000 over the comparable period of the prior year primarily due to the issuance of brokered certificates of deposit during 1995 and 1996. Average noninterest-bearing deposits to average total deposits during the first six months of 1996 represent 27% as compared to 24% one year earlier.

Asset Quality

Loan Portfolio and Adequacy of Allowance for Loan Losses
     As a result of improvement in the quality of the loan portfolio over the last few years as well as relatively low levels of net charge-offs, the Company took no provision for loan losses in either 1996 or 1995. The Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,261,000 at June 30, 1996 to be adequate. The allowance for loan losses as a percentage of outstanding loans at June 30, 1996 was 2.12%, up from the 2.00% reported at December 31, 1995. Although the dollar amount of the allowance for loan losses at June 30, 1996 has declined slightly from the December 31, 1995 balance of $1,274,000, the portion of the allowance for loan losses which is not allocated to any particular component of the loan portfolio increased by 18% to $298,000 from the December 31, 1995 level of $253,000.

                     Allocation of Allowance for Loan Losses
                     At June 30, 1996 and December 31, 1995
                                 (In thousands)

                                    June 30,                   December 31,
                                      1996                        1995
                              ---------------------        --------------------
                             Reserve      % of loans      Reserve     % of loans
                              Amount  to total loans      Amount  to total loans
                              ------  --------------      -----   --------------
Commercial                  $   616       66.54%           $ 658        68.08%
Real estate - mortgage          285       26.74              291        22.12
Real estate - construction        9        1.74               27         4.09
Installment                      53        4.98               45         5.71
Unallocated                     298         --               253          --
                                ---         ---              ---          ---
         Total               $ 1,261       100.00%       $ 1,274       100.00%
                             =======       ======        =======       ======

     Transactions in the allowance for loan losses for the six months ended June 30, 1996 and 1995 are summarized as follows:

             Transactions in the Allowance for Loans Losses for the
                     Six Months Ended June 30, 1996 and 1995
                                 (In thousands)
                                                       1996          1995
                                                       ----          ----

      Balance at January 1                            $1,274        $1,290

        Provision for loan losses                        --            --

        Recoveries:
          Commercial                                      31            28
          Real estate - mortgage                           1            --
          Installment                                     17            17
                                                          --            --
            Total recoveries                              49            45

        Loans charged off:
          Commercial                                     (41)           --
          Installment                                    (21)           (24)
                                                         ---            ---
            Total charge-offs                            (62)           (24)
                                                         ---            ---
          Net charge-offs                                (13)            21
                                                         ---             --

      Balance at June 30                             $ 1,261        $ 1,311
                      ==                             =======        =======

      Ratio of net charge-offs to average loans (1)     0.04%        (0.07)%
                                                        ====         =====

(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the six months ended June 30, 1996 and 1995.



Nonperforming Assets
     Nonaccrual loans at June 30, 1996 of $1,163,000 are down by $398,000 from the $1,561,000 reported at December 31, 1995. During the second quarter of 1996, the Company foreclosed on two properties which were previously reported as nonaccrual loans resulting in an investment in other real estate of $317,000. Nonaccrual loans at June 30, 1996 include $779,000 in loans guaranteed by the U.S. Small Business Administration ("SBA") for a total of $658,000. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on approximately 80% of the total. Restructured loans at June 30, 1996 of $1,236,000 remain virtually unchanged from the $1,245,000 reported at December 31, 1995. Loans past due 90 days or more increased to $56,000 at June 30, 1996 from $6,000 at December 31, 1995 due principally to increases in small commercial and consumer loan delinquencies.

                        Analysis of Nonperforming Assets
                     At June 30, 1996 and December 31, 1995
                                 (In thousands)

                                                      June 30,   December 31,
                                                        1996         1995
                                                        ----         ----
    Nonaccrual loans:
      Commercial                                      $ 1,052       $1,244
      Real estate - mortgage                              111          317
                                                          ---          ---

        Total nonaccrual loans (1)                      1,163        1,561

    Past due loans:
      Installment - individuals                            56            6
                                                           --            -

        Total past due loans (2)                           56            6

    Restructured loans:
      Commercial                                        1,236        1,245
                                                        -----        -----

        Total restructured loans                        1,236        1,245
                                                        -----        -----

    Other real estate                                     317           --
                                                          ---          ---

        Total nonperforming assets                    $ 2,772      $ 2,812
                                                      =======      =======
        Total nonperforming assets exclusive of
          SBA guaranteed balances                     $ 2,097      $ 2,070
                                                      =======      =======

    Ratio of nonperforming assets
      to gross loans plus foreclosed properties (3)     4.64%        4.42%
    Ratio of nonperforming assets to total
      assets (3)                                        3.15%        3.04%
    Percentage of allowance for loan losses to
      nonperforming assets (3)                         45.48%       45.30%

- ----------------------------

(1) Nonaccrual loans include $779,000 and $875,000 in loans guaranteed by the SBA at June 30, 1996 and December 31, 1995, respectively. The outstanding balance of these loans are insured for 84.5%, or $658,000 and 84.9%, or $743,000, respectively.

(2) Past due loans include $20,000 in loans guaranteed by the SBA insured for 85%, or $17,000, at June 30, 1996.

(3)  Ratios include SBA guaranteed loan balances.



Potential Problem Loans
     At June 30, 1996 and December 31, 1995, respectively, loans totaling $785,000 and

$618,000 were classified as potential problem loans which are not reported in the table entitled "Analysis of Nonperforming Assets." The loans are subject to management attention as a result of financial difficulties of the borrowers and their classification is reviewed on a quarterly basis. Of the potential problem loans at June 30, 1996, 91% of the balance represents two loans which are partially to fully secured, with the remaining 9%, or $73,000, guaranteed by the SBA for a total of $66,000. This compares with potential problem loans at December 31, 1995, of $618,000, 98% of which are partially to fully secured, with the remaining 2%, or $15,000, guaranteed by the SBA. The $167,000 increase in potential problem loans from December 31, 1995 to June 30, 1996 is primarily attributable to the sale of one real estate loan.

Impaired Loans
     At June 30, 1996 and December 31, 1995, respectively, loans totaling $2,844,000 and $2,790,000 were classified as impaired loans, all of which are reported above as nonaccrual, restructured or potential problem loans.

Interest Sensitivity
     Through the Bank's Asset/Liability Investment Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analysis of the interest sensitivity positions of major asset and liability categories. As a result of inherent limitations in this type of analysis, the Company does not necessarily attempt to maintain a matched position for each time frame. To augment this analysis, the Company also prepares an analysis of the effect on net interest income of 1%, 2% and 3% interest rate movements in either direction. Based on the Company's interest sensitivity position and the analyses performed on the effect of interest rate movements, at June 30, 1996 a rising interest rate environment will generally tend to increase net interest income while a declining interest rate environment will generally tend to decrease net interest income.

Liquidity and Capital Resources

Liquidity
     Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $16,261,000 in cash and short-term investments at June 30, 1996, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At June 30, 1996, the Company had $3,775,000 in unpledged securities which were available for such use with an additional $3,241,000 in securities which could be available for immediate use at the Company's request without any change in the Company's deposit or borrowing structure. As a percentage of total assets, the amount of these cash equivalent assets at June 30, 1996 and December 31, 1995 was 23% and 21%, respectively. Normal fluctuations in the deposit levels of some of the Company's large corporate customers may result in corresponding fluctuations in the
Company's  liquidity  position  (short-term  investments).  The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 79% of average total deposits for the six months ended June 30, 1996 and 76% of average total deposits for the year ended December 31, 1995. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $1,000,000 in liquidity as well as access to other collateralized borrowing programs. Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank is eligible to borrow up to approximately $1,283,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. The Bank is eligible to increase the maximum amount to be borrowed by $7,717,000 with the purchase of up to $1,696,000 in additional stock in the FHLB. The Company has adequate resources to meet its liquidity needs.

     Normal fluctuations in the deposit levels of the Bank's customers comprise the majority of the Company's net cash outflows from financing activities for the first six months of 1996, as reductions in deposits totaled $4,479,000. Curtailments and repayments of loans and maturities and scheduled amortization of securities exceeded loan originations and security purchases during the first half of 1996, constituting the majority of the Company's cash inflows from investing activities.

Stockholders' Equity
     Stockholders' equity at June 30, 1996 increased by $350,000 over the balance at December 31, 1995 to $6,969,000 as a result of the Company's $485,000 net income for the six months ended June 30, 1996 and a $7,000 decrease in unrealized loss on securities, net of taxes, partially offset by dividends declared in the first half of 1996 of $142,000. Average stockholders' equity as a percentage of average total assets for the first six months of 1996 was 7.80% as compared to 7.22% for the comparable prior year period. On July 8, 1996, the Company increased the number of shares of authorized Common Stock from 800,000 to 5,000,000 and reduced the par value to $0.01 per share. On July 9, 1996, the Company issued a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for each share of Common Stock issued and outstanding. On July 12, 1996, the Company was approved for listing on the Nasdaq National Market. On July 17, the Company completed a stock offering issuing 670,000 shares at a price of $8.75 per share, resulting in proceeds to the Company of $5,900,000, before underwriting discounts, commissions and expenses. Upon closing of the offering, an additional 25,000 shares were issued by the Company and purchased by The Adams National Bank Employees Stock Ownership Plan with 401(k) Provisions ("ESOP") with a loan from the Company. On August 13, 1996, the underwriters of the stock offering exercised their option to purchase an additional 100,500 shares resulting in additional proceeds to the Company of $879,000, before underwriting discounts and commissions and expenses.

     Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At June 30, 1996, the Company's total risk-based capital ratio and Tier 1 capital ratio of 11.82% and 10.57%, respectively, met the regulatory definition of "well- capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The June 30, 1996 ratios are based on Tier 1 capital of $7,002,000, total capital of $7,830,000 and risk adjusted assets of $66,259,000. At June 30, 1996, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 11.52% and 10.27%, respectively, also met the definition of "well-capitalized." The June 30, 1996 ratios for the Bank are based on Tier 1 capital of $6,796,000, total capital of $7,624,000 and risk-adjusted assets of $66,182,000.

     The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk- based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At June 30, 1996, the Company's and the Bank's Tier 1 leverage ratios based on annual average assets of $87,313,000 and $87,256,000 were 8.02% and 7.79%, respectively, meeting the regulatory definition of "well-capitalized."

                                    PART II.


- --------------------------------------------------------------------------------
Item 4.           Submission of Matters to a Vote of Security Holders
- --------------------------------------------------------------------------------
     By written consent dated as of May 31, 1996, holders of a majority of the outstanding shares of the Company's common stock approved, in accordance with he provisions of Delaware General Corporation Law, an amendment to the Company's Certificate of incorporation pursuant to which the number of authorized shares of the Company's Common Stock was increased from 800,000 to 5,000,000 and the par value per share of the Company's Common Stock was reduced to $.01. Subsequently, the Company distributed to stockholders an information statement relating to such matter, in accordance with Section 14 of the Securities and Exchange Act of 1934, as amended, and rules promulgated thereunder.




- --------------------------------------------------------------------------------
Item 6 - Exhibits and Reports on Form 8-K
- --------------------------------------------------------------------------------
(a)      Exhibits

Exhibit No.     Description of Exhibit

19              Abigail Adams National Bancorp, Inc. Financial Summary for
                June 30, 1996

27              Financial Data Schedule



(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1996

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                                       Registrant



Date: August 14, 1996                     /s/ Barbara Davis Blum
      ----------------                     ----------------------
                                             Barbara Davis Blum
                                             Chairwoman of the Board,
                                               President and Director
                                             (Principal Executive Officer)



Date: August 14, 1996                     /s/ Kimberly J. Levine
      ---------------                     ----------------------
                                             Kimberly J. Levine
                                             Senior Vice President & Treasurer
                                             (Principal Financial and
                                              Accounting Officer)