Form 10QSB
period 1996-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1996-11-14
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------


                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996
                              ----------------------------------


| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_____________________to_______________

    Commission file number   0-10971
                             ---------------------------------------

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          52-1508198
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer ID No.)
Incorporation or organization)

                   1627 K Street, N.W. Washington, D.C. 20006
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  202-466-4090
--------------------------------------------------------------------------------
                  Issuer's telephone number including area code

                                      N / A
--------------------------------------------------------------------------------
       Former name, address, and fiscal year, if changes since last report

     Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---    ---
     State the number of shares outstanding of each of the issuer's classes of common equity as of November 9, 1996: 1,650,032 shares of Common Stock, Par Value $0.01/share.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                                     PART I.
--------------------------------------------------------------------------------
Item 1 - Financial Statements
--------------------------------------------------------------------------------

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                September 30, 1996 and 1995 and December 31, 1995

                                                                                     Sept 30            Sept 30         December 31
                                                                                       1996               1995              1995
                                                                                       ----               ----              ----
Assets                                                                             (unaudited)        (unaudited)
------------------------------------------------------
  Cash and due from banks                                                              $6,570,628       $4,004,500      $4,953,200
  Short-term investments:
    Federal funds sold and securities purchased under agreements to resell             24,800,000          425,000       9,475,000
    Interest bearing deposits in other banks                                            1,476,715          391,715         486,715
                                                                                  -------------------------------------------------
      Total short-term investments                                                     26,276,715          816,715       9,961,715

  Securities available for sale                                                         3,496,562        4,497,999       5,508,406

  Investments securities (market value of $9,874,241, $9,794,674 and $8,309,265
    at September 30, 1996, September 30, 1995 and December 31, 1995, respectively)      9,854,361        9,707,042       8,192,647


  Loans                                                                                63,342,910       59,652,497      63,592,395
    Less: Allowance for loan losses                                                    (1,278,531)      (1,271,591)     (1,273,965)
                                                                                  -------------------------------------------------
                                                                                       62,064,379       58,380,906      62,318,430
  Bank premises and equipment                                                             763,268          281,327         277,517
  Other real estate owned                                                                 104,800               --             --
  Other assets                                                                          1,452,993        1,197,765       1,152,761
                                                                                  -------------------------------------------------
     Total assets                                                                    $110,583,706      $78,886,254     $92,364,676
                                                                                  =================================================

Liabilities
------------------------------------------------------

  Demand deposits                                                                     $28,205,478      $20,441,476     $23,443,937
  NOW accounts                                                                          8,702,104        7,887,076       7,343,282
  Money market deposit accounts                                                        25,709,472       14,805,708      21,391,814
  Savings deposits                                                                      1,249,828        1,201,320       1,317,226
  CD's $100,000 and over                                                               12,902,087       10,428,744      13,590,946
  CD's under $100,000                                                                  18,108,949       15,201,064      15,975,990
                                                                                  -------------------------------------------------
    Total deposits                                                                     94,877,918       69,965,388      83,063,195

  Federal funds purchased and securities sold under agreements to repurchase            2,074,705        1,761,208       1,785,402
  Long-term debt -- capital note                                                                           204,875         186,250
  Other liabilities                                                                       725,711          539,553         710,963
                                                                                  -------------------------------------------------
    Total liabilities                                                                  97,678,334       72,471,024      85,745,810

Stockholders' Equity
------------------------------------------------------

  Common stock, par value, $.01 per share, authorized 5,000,000 shares;
   issued 1,654,712; outstanding 1,650,032                                                 16,547            8,592           8,592
  Surplus                                                                              12,158,394        6,147,421       6,147,421
  Retained earnings                                                                     1,007,284          339,171         531,830
                                                                                  -------------------------------------------------
                                                                                       13,182,225        6,495,184       6,687,843
  Less: Treasury Stock, 4,680 shares at cost                                              (28,710)         (28,710)        (28,710)
            ESOP Stock, 25,000 shares at cost                                            (218,750)             --              --
           Unrealized loss on securities, net of taxes                                    (29,393)         (51,244)        (40,267)
                                                                                  -------------------------------------------------
    Total stockholders' equity                                                         12,905,372        6,415,230       6,618,866
                                                                                  -------------------------------------------------
    Total liabilities and stockholders' equity                                       $110,583,706      $78,886,254     $92,364,676
                                                                                  =================================================



               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                For the Period Ended September 30, 1996 and 1995
                                   (Unaudited)
                                                                       For three months              For six months
                                                                        Ended Sept 30,                Ended Sept 30,
                                                                       1996        1995             1996           1995
                                                                       ----        ----             ----           ----
Interest income:
------------------------------------------------------
  Interest and fees on loans                                          $1,514,188   $1,518,689   $4,493,833      $4,416,395
  Interest and dividends on investment securities:
    U.S. Treasury                                                         15,237       17,217       34,385          53,344
    Obligations of U.S. government agencies                              107,722      131,098      285,153         327,292
    Mortgage-backed securities                                             6,507        8,886       21,774          30,186
    Other                                                                  7,628        6,940       21,605          25,423
                                                                     ------------------------------------------------------
     Total interest and dividends on investment securities               137,094      164,141      362,917         436,245

  Interest on securities available for sale:
    U.S. Treasury                                                          7,270       46,345       48,098         138,540
    Obligations of U.S. government agencies                               36,060        5,005      121,299          83,575
                                                                     ------------------------------------------------------
     Total interest on securities available for sale                      43,330       51,350      169,397         222,115

  Interest on federal funds sold                                         227,991       23,865      442,272          88,940
  Interest on deposits with other banks                                   15,302        5,718       31,148          16,530
                                                                     ------------------------------------------------------
      Total interest income                                            1,937,905    1,763,763    5,499,567       5,180,225
Interest expense
------------------------------------------------------
  Interest on deposits:
    NOW                                                                   50,422       61,446      142,040         204,644
    Money market deposit accounts                                        273,618      196,247      744,404         603,246
    Savings deposits                                                       8,479        7,630       25,657          22,578
    CD's $100,000 and over                                               110,945      160,935      398,486         537,997
    CD's under $100,000                                                  267,523      235,214      734,288         618,285
                                                                     ------------------------------------------------------
                                                                         710,987      661,472    2,044,875       1,986,750
  Interest on Federal funds purchased and securities
   sold under agreements to repurchase                                    28,173       21,570       79,583          64,400
  Interest on other borrowings                                                 0            0            0           6,559
  Interest on subordinated note                                                0        3,353        4,219          10,896
                                                                     ------------------------------------------------------
    Total interest expense                                               739,160      686,395    2,128,677       2,068,605
                                                                     ------------------------------------------------------
    Net interest income                                                1,198,745    1,077,368    3,370,890       3,111,620
Provision for loan losses                                                (50,000)           0      (50,000)              0
                                                                     ------------------------------------------------------
    Net interest income after provision for loan losses                1,248,745    1,077,368    3,420,890       3,111,620








               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                For the Period Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                       For three months              For six months
                                                                        Ended Sept 30,                 Ended Sept 30,
                                                                       1996        1995             1996            1995
                                                                       ----        ----             ----            ----
Other income:
------------------------------------------------------
  Service charges on deposit accounts                                    189,706      192,907      537,739         562,759
  Other fees and commissions                                              82,553       31,730      141,988          80,161
                                                                     ------------------------------------------------------
    Total other income                                                   272,259      224,637      679,727         642,920
Other expense:
------------------------------------------------------
  Salaries and employee benefits                                         461,150      409,537    1,345,597       1,238,551
  Net occupancy expense                                                  196,613      182,010      551,938         558,575
  Professional fees                                                       71,972      124,028       87,199         302,488
  Data processing fees                                                    85,233       70,737      258,566         205,250
  Other operating expense                                                235,764      180,330      615,978         589,239
                                                                     ------------------------------------------------------
    Total other expense                                                1,050,732      966,642    2,859,278       2,894,103
                                                                     ------------------------------------------------------
    Income before taxes                                                  470,272      335,363    1,241,339         860,437
Income tax expense                                                       172,873       93,620      458,460         236,620
                                                                     ------------------------------------------------------
    Net income                                                          $297,399     $241,743     $782,879        $623,817
                                                                     ======================================================

Earnings per share:
------------------------------------------------------
    Net income per share                                                   $0.20        $0.28        $0.73           $0.73
                                                                     ======================================================

    Average shares outstanding used to compute EPS                     1,502,192      854,532    1,077,659         854,532
                                                                     ======================================================




               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                  Additional     Retained   Treasury/
                                                        Common       Paid-in     Earnings        ESOP  Unrealized Loss
                                                         Stock       Capital    (Deficit)       Stock    on Securities      Total
                                                         -----       -------    ---------       -----    -------------      -----

Balance, January 1, 1995                            $2,864,040    $3,291,973    ($284,646)   ($28,710)     ($80,387)  $5,762,270

   Change in par value of common stock              (2,861,176)    2,861,176          ---         ---           ---           --
   Shares issued in three-for-one
      stock split in the form of a stock dividend        5,728        (5,728)         ---         ---           ---           --
  Net income                                               ---           ---      623,817         ---           ---      623,817
  Unrealized gain on securities, net of taxes              ---           ---          ---         ---        29,143       29,143
                                                   ------------------------------------------------------------------------------

Balance,  September 30, 1995                            $8,592    $6,147,421     $339,171    ($28,710)     ($51,244)  $6,415,230
                                                   ==============================================================================



Balance, January 1, 1996                                $8,592    $6,147,421     $531,830    ($28,710)     ($40,267)  $6,618,866

  Issuance of 795,500 shares of Common Stock             7,955     6,010,973          ---         ---           ---    6,018,928
  Loan to ESOP to finance purchase of
     25,000 shares of Common Stock                         ---           ---          ---    (218,750)          ---     (218,750)
  Net income                                               ---           ---      782,879         ---           ---      782,879
  Dividends declared                                       ---           ---     (307,425)        ---           ---     (307,425)
  Unrealized gain on securities,
    net of taxes                                           ---           ---          ---         ---        10,874       10,874
                                                   ------------------------------------------------------------------------------

Balance, September 30, 1996                            $16,547   $12,158,394   $1,007,284   ($247,460)     ($29,393) $12,905,372
                                                   ==============================================================================




               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                               1996                 1995
                                                                                               ----                 ----
Operating Activities
------------------------------------------------------

  Net income                                                                                 $782,879             $623,817
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 (50,000)                  --
    Depreciation and amortization on bank premises & equipment                                102,108              117,156
    Accretion of loan discounts                                                                26,466              (53,784)
    Amortization and accretion of discounts and premiums on investment securities               2,258               18,225
    Gain on sale of other real estate                                                         (16,789)                  --
    Increase in other assets                                                                 (370,744)             (94,709)
    Benefit for deferred income taxes                                                          70,514              118,524
    Decrease in other liabilities                                                             (86,623)             (86,083)
                                                                                         ----------------------------------
      Net cash provided  by operating activities                                              460,069              643,146

Investing Activities
------------------------------------------------------
  Proceeds from repayment and maturity of investment securities                             4,300,000              300,000
  Proceeds from repayment of mortgage-backed securities                                        87,037              103,710
  Proceeds from repayment and maturity of securities available for sale                     6,500,000            7,588,400
  Proceeds from repayment and maturity of time deposits                                            --               99,000
  Purchase of investment securities                                                        (6,020,712)          (1,003,825)
  Purchase of securities available for sale                                                (4,500,000)          (6,072,462)
  Increase in short-term investments                                                         (990,000)                  --
  Principal collected on loans                                                              8,581,976           10,533,176
  Loans originated                                                                         (9,988,427)         (10,738,535)
  Net increase in short-term loans                                                            (12,463)             (67,160)
  Net decrease  in lines of credit                                                          1,696,498            1,407,552
  Purchase of bank premises and equipment                                                    (587,859)             (29,263)
  Purchase of other real estate                                                              (317,381)                  --
  Proceeds from disposition of other real estate                                              229,370                   --
                                                                                         ----------------------------------
      Net cash provided (used) by investing activities                                     (1,021,961)           2,120,593

Financing Activities
------------------------------------------------------
  Net increase (decrease) in transaction and savings deposits                              10,370,623           (4,799,417)
  Proceeds from issuance of time deposits                                                  16,010,647           33,259,593
  Payments for maturing time deposits                                                     (14,566,547)         (33,788,290)
  Net increase in Federal funds purchased and repurchase agreements                           289,302            1,400,500
  Payments on long-term debt                                                                 (186,250)             (55,875)
  Proceeds from issuance of common stock (net)                                              6,018,928                   --
  Loan to KSOP                                                                               (218,750)                  --
  Payment of dividends                                                                       (213,633)                  --
                                                                                         ----------------------------------
      Net cash provided (used) by financing activities                                     17,504,320           (3,983,489)
                                                                                         ----------------------------------

      Increase (decrease) in cash  and cash equivalents                                    16,942,428           (1,219,750)
      Cash and cash equivalents at beginning of period                                     14,428,200            5,649,250
                                                                                         ----------------------------------
      Cash and cash equivalents at end of period                                          $31,370,628           $4,429,500
                                                                                         ==================================

Supplementary disclosures:

Interest paid on deposits and borrowings                                                   $2,104,774           $2,065,399
                                                                                         ==================================
Income taxes paid                                                                            $458,500             $175,593
                                                                                         ==================================

                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 1996 and 1995



1.    General
     The unaudited information at and for the nine months ended September 30, 1996 and l995 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. All financial information presented gives retroactive effect to (i) an increase in the number of shares of authorized Common Stock from 800,000 to 5,000,000 and a reduction of par value to $0.01 per share as of July 8, 1996, and (ii) the issuance by the Company on July 9, 1996 of a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for each share of Common Stock issued and outstanding.

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

     On January 23, 1996,  the Company  adopted a nonqualified  Directors  Stock
Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. The options vest beginning in 1996 at an annual rate of 20% at the end of each year and become fully vested in the event of a Change in Control, as defined in the Directors
Plan, or in the event that the Director leaves the Board. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 16,416 shares of common stock available for grant under the above Plans were granted at a price of $6.74 for directors and $7.93 for employees. No options have been exercised under these plans.

     On March 29, 1996, the Company granted the President and Chief Executive Officer a nonquali fied stock option to purchase 75,000 shares at a price equal to 85% of the fair market value of the Company's common stock on the date of grant ($6.74). The option vests beginning in 1996 at an annual rate of 20% at the end of each year and becomes fully vested in the event of a Change in Control as defined in the Agreement, or in the event that she leaves the Company or the Bank.

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

5.   Net Income Per Share
     Net income per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period, 1,077,659 and 854,532 for the nine months ended September 30, 1996 and 1995, respectively, and 1,502,192 and 854,532 for the three months ended September 30, 1996 and 1995, respectively. Common share equivalents include stock options.

6.    Change in Accounting Principles
(a)   Accounting for the Impairment of Long-Lived Assets
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that assets to be held and used be evaluated for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of cost or fair value less selling costs. SFAS No. 121 is effective for the Company as of January 1, 1996. Implementation of SFAS No. 121 does not have a material impact on the results of operations or financial position at or for the nine months ended September 30, 1996.

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

--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Overview
     Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $110,584,000 at September 30, 1996 as compared to $92,365,000 at December 31, 1995. Total assets at September 30, 1996 increased by $18,219,000 from December 31, 1995 predominantly due to increases in short-term investments of $16,315,000. Total deposits increased by $11,815,000 during the same period to $94,878,000 at September 30, 1996 due primarily to an increased level of Treasury Tax and Loan deposits as well as normal fluctuations in commercial money market accounts.

     The Company reported net income for the first nine months of 1996 of $783,000, or $0.73 per share, for an annualized return on average assets of 1.15% and an annualized return on average equity of 12.41%. This compares with return on assets of 1.01% and return on equity of 13.74% for the first nine months of 1995. Net income for the first nine months of 1996 reflects a 25% increase over the $624,000 net income (or $0.73 per share) recorded for the first nine months of 1995. Increases in net interest income and other income, reductions in operating expenses and a negative loan loss provision, partially offset by increases in the Company's effective tax rate, accounted for the growth in net income.

Analysis of Net Interest Income
     Net interest income, the most significant component of the Company's earnings, increased by $259,000, or 8%, to $3,371,000 for the first nine months of 1996 as compared to $3,112,000 for the comparable 1995 period. Average earning assets for the first nine months of 1996 of $91,325,000 increased by $8,839,000, or 11%, over the comparable 1995 period. Increased net interest income resulting from increased earning assets and a six basis point decrease in the cost of funds coupled with a 21% increase in demand deposit accounts for the first nine months of 1996 as compared to 1995 more than offset the effects of a decline in the average loan to deposit ratio of 77% for the first nine months of 1996 from 82% for the comparable prior year period. These factors combined to produce a net interest spread of 3.96% and a net interest margin of 5.32% for the first half of 1996, reflecting decrease of 20 basis points and 5 basis points, respectively, from the prior year.

Other Income
     Total other income increased by approximately $37,000, or 6%, to $680,000 for the first nine months of 1996. Decreases in service charges on deposits were partially offset by the $12,000 increase in income recognized on ATM transactions, primarily from the implementation in early September 1996 of the $1.00 surcharge on noncustomer ATM transactions. Rental income received from other real estate coupled with gains recognized on the sale of other real estate and one loan, more than offset the decrease in service charges on deposits.

Other Expense
     Salaries and benefits of $1,346,000 for the first nine months of 1996 increased by $107,000, or 9%, over the first nine months of 1995, due primarily to an increase in the number of employees attributable to the new branch, normal merit increases, increases in employee benefits and training and recruitment expenses. Net occupancy expense of $552,000 for the first nine months of 1996 reflects a decrease of $7,000, or 1%, from one year earlier despite the additional rental expense beginning in the first quarter of 1996 on a new branch and the additional depreciation expense of a local area network installed in the later part of the second quarter of 1996. Depreciation on the local area network hardware and software, coupled with the October 21, 1996 opening of the new branch, referred to above, is expected to continue to impact the Company's occupancy expense in the future. Professional fees of $87,000 for the first nine months of 1996 declined by $215,000 from one year earlier due primarily to lower legal fees associated with loan workouts and other corporate matters, as well as prior legal expenses which the Small Business Administration ("SBA") has agreed to reimburse the Company for the workout of two troubled SBA guaranteed loans. Data processing expense of $259,000 for the first nine months of 1996 increased by $54,000, or 26%, over the prior year as a result of increased activity levels and item charges as well as the introduction of new electronic services. Other operating expense of $616,000 for the first nine months of 1996 reflects a decrease of $27,000, or 5%, over the prior year due primarily to decreased FDIC deposit insurance premiums, partially offset by increases in administrative and overhead expenses.

Income Tax Expense
     Income tax expense of $458,000 for the first nine months of 1996 reflects an increase of $221,000 over the $237,000 tax expense recorded one year earlier due to an increase in the Company's effective tax rate to 37% from 28% one year earlier. During 1995, the Company reduced its deferred tax valuation allowance to zero which reduced the effective tax rate.

Analysis of Loans
     The loan portfolio at September 30, 1996 of $63,343,000 decreased by $249,000, or less than 1%, as compared to the December 31, 1995 balance of $63,592,000 primarily due to fluctuations in the outstanding balance of commercial loans issued under lines of credit. Loans outstanding on commercial lines of credit were approximately 40% of the total committed line amount at September 30, 1996 as compared to 52% at December 31, 1995. New loans, exclusive of short-term loans and lines of credit, of $9,988,000 were originated in the first nine months of 1996, however, loan principal payments of $8,582,000 offset a portion of this increase. The loan to deposit ratio at September 30, 1996 was 67% as compared to 77% at December 31, 1995. On average, the loan to deposit ratio for the first nine months of 1996 was 77%.

Loan concentrations at September 30, 1996 and December 31, 1995 are summarized as follows:

                               Loan Concentrations
                   At September 30, 1996 and December 31, 1995

                                            September 30,    December 31,
                                                 1996            1995
                                                 ----            ----
Service industry                                  40%             38%
Real estate development/finance                   31              32
Wholesale/retail                                  21              21
Other                                              8               9
                                                 ---             ---
  Total                                          100%            100%
                                                 ===             ===


Analysis of Investments
     Securities available for sale totaling $6,500,000 matured during the first nine months of 1996 as compared to purchases of $4,500,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the first nine months accounted for the $2,012,000 decrease in the available for sale portfolio to $3,497,000 at September 30, 1996 as compared to $5,508,000 at December 31, 1995. Long-term investment purchases of $6,021,000 partially offset by maturities totaling $4,300,000 and normal pay downs on mortgage-backed and other amortizing securities, account for the $1,662,000 increase in long-term investments to $9,854,000 at September 30, 1996 as compared to $8,193,000 at December 31, 1995.

     Short-term investments increased by $16,315,000 to $26,277,000 at September 30, 1996 due to the temporary investment of proceeds from the Company's stock offering completed in the third quarter as well as normal fluctuations in the Company's liquidity.

Noninterest-Earning Assets
     Cash and due from banks of $6,571,000 at September 30, 1996 increased by $1,618,000 from the December 31, 1995 balance of $4,953,000. This increase is due primarily to the receipt of funds in the Company's account at the Federal
Reserve Bank subsequent to the deadline for investing those funds with other financial institutions as well as a correspondent bank's failure to execute a security transaction on the required day, thus leaving excess cash in the Company's account at the Federal Reserve Bank. The Company was compensated by the correspondent bank for the interest lost on the excess funds left at the Federal Reserve Bank.

Deposits
     Total deposits of $94,878,000 at September 30, 1996 increased by $11,815,000, or 14%, from the December 31, 1995 balance of $83,063,000. Demand deposits of  $28,205,000  at September  30, 1996 reflect a  $4,761,000,  or 20%, increase from the $23,444,000 balance at December 31, 1995 due principally to a $4,800,000 Treasury Tax and Loan deposit received on September 30, 1996. Normal fluctuations in the deposits of nonprofit accounts make up the majority of the $1,359,000 increase in NOW accounts to $8,702,000 at September 30, 1996 as compared to $7,343,000 at December 31, 1995. Money market accounts of $25,709,000 at September 30, 1996 increased by $4,317,000 from the $21,392,000 balance reported at December 31, 1995 due primarily to normal fluctuations in the balances of commercial customers. Certificates of deposit at September 30, 1996 of $31,011,000 increased by $1,444,000 from the $29,567,000 balance at
December 31, 1995, with certificates of deposit $100,000 and over decreasing by $689,000 and certificates of deposit under $100,000 increasing by $2,133,000. The increase in certificates of deposit under $100,000 is primarily due to the issuance of brokered deposits during the second quarter of 1996.

     Average noninterest-bearing demand deposits for the first nine months of 1996 of $21,839,000 increased by $3,819,000, or 21%, from the comparable 1995 period, while average interest-bearing deposits increased by $2,046,000 during the same period to $57,996,000. Average NOW accounts for the first nine months of 1996 of $7,858,000 decreased by $3,217,000 due in large part to the withdrawal of deposits of one large national organization as part of the organization's deposit consolidation program. Average money market deposits for the first nine months of 1996 of $21,960,000 increased by $5,814,000 over the prior year's average balance. Average certificates of deposit $100,000 and over decreased by $3,393,000 to $9,967,000 for the first nine months of 1996 as compared to the first nine months of 1995 due principally to the withdrawal of District of Columbia collateralized deposits. Average certificates of deposit under $100,000 for the first nine months of 1996 of $16,928,000 increased by $2,685,000 over the comparable period of the prior year primarily due to the issuance of brokered certificates of deposit during 1995 and 1996 as well as increases in deposits attributable to affiliated companies of the Company's Board of Directors. Average noninterest-bearing deposits to average total deposits during the first nine months of 1996 represent 27% as compared to 24% one year earlier.

Asset Quality
Loan Portfolio and Adequacy of Allowance for Loan Losses
     As a result of improvement in the quality of the loan portfolio over the last few years as well as relatively low levels of net charge-offs, the Company has taken no provision for loan losses since the third quarter of 1994. Despite this, the unallocated portion of the Company's Allowance for Loan Losses has continued to grow since that time. During the third quarter of 1996, the Company received a recovery of approximately $87,000 on a previously charged off loan, further increasing the level of the unallocated allowance. During the third quarter of 1996, the Company evaluated the level of the Allowance for Loan Losses, specifically the unallocated portion, to determine the level which would be prudent given the Company's nonperforming asset and charge-off trends while at the same time allowing for loan portfolio growth through the end of 1996 and allowing for an appropriate level of cushion for any future problems which may be unidentified at this time. Pending the fourth quarter 1996 outcome of recent actions taken on a few loans, the final resolution of which would have a significant impact on the level of the specifically allocated Allowance for Loan Losses, only a portion of the total excess Allowance for Loan Losses was reversed during the third quarter. Any remaining excess following the final resolutions referred to above is expected be reversed during the fourth quarter of 1996. Throughout this process, the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,279,000 at September 30, 1996 to be adequate. The allowance for loan losses as a percentage of outstanding loans at September 30, 1996 was 2.02%, up from the 2.00% reported at December 31, 1995. Both the total dollar amount of the allowance for loan losses, as well as the portion of the allowance for loan losses which is not allocated to any particular component of the loan portfolio at September 30, 1996 have increased from the December 31, 1995. The unallocated portion of the allowance for loan losses has increased by 47% to $373,000 from the December 31, 1995 level of $253,000, despite the reversal of $50,000 of loan loss provision, referred to above, during the third quarter of 1996.

                     Allocation of Allowance for Loan Losses
                   At September 30, 1996 and December 31, 1995
                                 (In thousands)

                                    September 30,           December 31,
                                        1996                     1995
                                        ----                     ----
                                 Reserve    % of loans   Reserve     % of loans
                                 Amount  to total loans  Amount   to total loans
                                 ------  --------------   ------  --------------
Commercial                        $  600       63.32%     $  658      68.08%
Real estate - mortgage               261       30.04         291      22.12
Real estate - construction             7        1.95          27       4.09
Installment                           38        4.69          45       5.71
Unallocated                          373          --         253        --
                                     ---         ---         ---        ---
         Total                    $1,279      100.00%     $1,274     100.00%
                                  ======      ======      ======     ======

     Transactions in the allowance for loan losses for the nine months ended September 30, 1996 and 1995 are summarized as follows:


             Transactions in the Allowance for Loans Losses for the
                  Nine Months Ended September 30, 1996 and 1995
                                 (In thousands)
                                                          1996            1995
                                                          ----            ----
Balance at January 1                                   $ 1,274         $ 1,290

  Provision for loan losses                                (50)           --

  Recoveries:
    Commercial                                             130              45
    Real estate - mortgage                                   1               9
    Installment                                             21              24
                                                            --              --
      Total recoveries                                     152              78

  Loans charged off:
    Commercial                                             (72)            (72)
    Installment                                            (25)            (24)
                                                           ---             ---
      Total charge-offs                                    (97)            (96)
                                                           ---             ---
    Net recoveries (charge-offs)                            55             (18)
                                                            --             ---
Balance at June 30                                     $ 1,279         $ 1,272
                                                        =======         =======

Ratio of net recoveries (charge-offs)
  to average loans (1)                                    0.12%          (0.04)%
                                                          ====           =====
----------

(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the nine months ended September 30, 1996 and 1995.

Nonperforming Assets
     Nonaccrual loans at September 30, 1996 of $1,109,000 are down by $452,000 from the $1,561,000 reported at December 31, 1995. During the second quarter of 1996, the Company foreclosed on two properties which were previously reported as nonaccrual loans resulting in an investment in other real estate of $317,000. One of these two properties was subsequently sold during the third quarter leaving a remaining balance in other real estate of $105,000. The second property was sold in October 1996. Nonaccrual loans at September 30, 1996 include $740,000 in loans guaranteed by the U.S. Small Business Administration ("SBA") for a total of $625,000. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on approximately 80% of the total. Restructured loans at September 30, 1996 of $1,231,000 remain virtually unchanged from the $1,245,000 reported at December 31, 1995. Loans past due 90 days or more increased to $42,000 at September 30, 1996 from $6,000 at December 31, 1995 due principally to one small commercial loan which was awaiting renewal.

                        Analysis of Nonperforming Assets
                   At September 30, 1996 and December 31, 1995
                                 (In thousands)

                                                    September 30,   December 31,
                                                        1996           1995
                                                        ----           ----
     Nonaccrual loans:
       Commercial                                       $1,004        $1,244
       Real estate - mortgage                              105           317
                                                           ---          ---
         Total nonaccrual loans (1)                      1,109         1,561
                                                         -----         -----

     Past due loans:
       Installment - individuals                            42             6
                                                            --             -
         Total past due loans                               42             6
                                                            --             -

     Restructured loans:
       Commercial                                        1,231         1,245
                                                         -----         -----
         Total restructured loans                        1,231         1,245
                                                         -----         -----

     Other real estate                                     105           --
                                                           ---          ---

         Total nonperforming assets                     $2,487        $2,812
                                                        ======        ======
         Total nonperforming assets exclusive of
           SBA guaranteed balances                      $1,862        $2,070
                                                        ======        ======
     Ratio of nonperforming assets
       to gross loans plus foreclosed properties (2)      3.92%         4.42%
     Ratio of nonperforming assets to total
       assets (2)                                         2.25%         3.04%
     Percentage of allowance for loan losses to
       nonperforming assets (2)                          51.42%        45.30%

----------

(1) Nonaccrual loans include $740,000 and $875,000 in loans guaranteed by the SBA at September 30, 1996 and December 31, 1995, respectively. The outstanding balance of these loans are insured for 84.5, or $625,000 and 84.9%, or $743,000, respectively.

(2)  Ratios include SBA guaranteed loan balances.

Potential Problem Loans
     At September 30, 1996 and December 31, 1995, respectively, loans totaling $784,000 and $618,000 were classified as potential problem loans which are not reported in the table entitled "Analysis of Nonperforming Assets." The loans are subject to management attention as a result of financial difficulties of the borrowers and their classification is reviewed on a quarterly basis. Of the potential problem loans at September 30, 1996, 91% of the balance represents two loans which are partially to fully secured, with the remaining 9%, or $73,000, guaranteed by the SBA for a total of $66,000. This compares with potential problem loans at December 31, 1995, of $618,000, 98% of which are partially to fully secured, with the remaining 2%, or $15,000, guaranteed by the SBA for a total of $13,000. The $166,000 increase in potential problem loans from December 31, 1995 to September 30, 1996 is primarily attributable the addition in 1996 of two potential problem loans offset by the sale of one loan reported as a potential problem at December 31, 1995.

Impaired Loans
     At September 30, 1996 and December 31, 1995, respectively, loans totaling $2,759,000 and $2,790,000 were classified as impaired loans, all of which are reported above as nonaccrual, restructured or potential problem loans.

Interest Sensitivity
     Through the Bank's Asset/Liability Investment Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analysis of the interest sensitivity positions of major asset and liability categories. As a result of inherent limitations in this type of analysis, the Company does not necessarily attempt to maintain a matched position for each time frame. To augment this analysis, the Company also prepares an analysis of the effect on net interest income of 1%, 2% and 3% interest rate movements in either direction. Based on the Company's interest sensitivity position and the analyses performed on the effect of interest rate movements, at September 30, 1996 a rising interest rate environment will generally tend to increase net interest income while a declining interest rate environment will generally tend to decrease net interest income.

Liquidity and Capital Resources

Liquidity
     Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $32,847,000 in cash and short-term investments at September 30, 1996, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At September 30, 1996, the Company had $407,000 in unpledged securities which were available for such use. As a percentage of total assets, the amount of these cash equivalent assets at September 30, 1996 and December 31, 1995 was 30% and 21%, respectively. Funds received from the Company's public offering which have not yet been put to the longer term use of corporate expansion as well as normal fluctuations in the deposit levels of some of the Company's large corporate customers resulted in corresponding fluctuations in the Company's liquidity position (short-term investments). The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 80% of average total deposits for the nine months ended September 30, 1996 and 76% of average total deposits for the year ended December 31, 1995. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $1,000,000 in liquidity as well as access to other collateralized borrowing programs. Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank is eligible to borrow up to approximately $1,857,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. The Bank is eligible to increase the maximum amount to be borrowed by $7,143,000 with the purchase of up to $1,696,000 in additional stock in the FHLB. The Company has adequate resources to meet its liquidity needs.

     Net proceeds of $6,019,000, received from the Company's stock offering completed during the third quarter of 1996 coupled with increases in deposit levels comprise the majority of the Company's net cash inflows from financing activities for the first nine months of 1996. Loan originations, net of repayments, and increases in short-term investments during the first nine months of 1996 constitute the majority of the Company's cash outflows from investing activities.

Stockholders' Equity
     On July 8, 1996, the Company increased the number of shares of authorized Common Stock from 800,000 to 5,000,000 and reduced the par value to $0.01 per share. On July 9, 1996, the Company issued a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for each share of Common Stock issued and outstanding. On July 12, 1996, the Company's Common Stock was approved for listing on the Nasdaq National Market. On July 17, the Company completed a stock offering issuing 670,000 shares at a price of $8.75 per share, resulting in proceeds to the Company of $6,081,000, before underwriting discounts, commissions and expenses. Of these proceeds, $219,000 was used to fund a loan to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions ("ESOP") to purchase stock in that public offering. On August 13, 1996, the underwriters of the stock offering exercised their option to purchase an additional 100,500 shares resulting in additional proceeds to the Company of $879,000, before underwriting discounts and commissions and expenses. Underwriting discounts and commissions and expenses on the stock offering totaled $942,000, bringing the total net proceeds from the offering before the ESOP loan to $6,019,000. Stockholders' equity at September 30, 1996 of $12,905,000 is nearly double the balance at December 31, 1995 of $6,619,000 principally as a result of the $6,019,000 net proceeds raised in the Company's public offering. The Company's $783,000 net income for the nine months ended September 30, 1996 and an $11,000 decrease in unrealized loss on securities, net of taxes, partially offset by dividends declared in the first nine months of 1996 of $307,000 also contributed to this increase. Average stockholders' equity as a percentage of average total assets for the first nine months of 1996 was 9.23% as compared to 7.36% for the comparable prior year period.

     Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At September 30, 1996, the Company's total risk-based capital ratio and Tier 1 capital ratio of 18.43% and 17.18%, respectively, met the regulatory definition of "well- capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The September 30, 1996 ratios are based on total capital of $13,876,000, Tier 1 capital of $12,935,000 and risk adjusted assets of $75,295,000. At September 30, 1996, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 10.55% and 9.30%, respectively, also met the definition of "well-capitalized." The September 30, 1996 ratios for the Bank are based on total capital of $7,833,000, Tier 1 capital of $6,905,000 and risk-adjusted assets of $74,222,000.

     The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk-based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At September 30, 1996, the Company's and the Bank's Tier 1 leverage ratios based on annual average assets of $91,325,000 and $91,180,000 were 14.16% and 7.57%, respectively, meeting the regulatory definition of "well- capitalized."

                                    PART II.
--------------------------------------------------------------------------------
Item 6 - Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  Exhibits

Exhibit No.    Description of Exhibit
-----------    ----------------------

13             Abigail  Adams  National  Bancorp,  Inc.  Financial  Summary  for
               September 30, 1996

27             Financial Data Schedule



(b) On September 4, 1996, the Company filed a report on Form 8-K (earliest event reported August 27, 1996) reporting a change in the Company's in Certifying Accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                    ------------------------------------
                                                Registrant

Date: November 12, 1996                     /s/ Barbara Davis Blum
-----------------------                     ----------------------
                                            Barbara Davis Blum
                                            Chairwoman of the Board,
                                             President and Director
                                             (Principal Executive Officer)



Date: November 12, 1996                     /s/ Kimberly J. Levine
-----------------------                     ----------------------
                                            Kimberly J. Levine
                                            Senior Vice President & Treasurer
                                             (Principal Financial and
                                             Accounting Officer)