Form 10KSB
period 1996-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1997-03-31
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1996
                                   ------------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ___________ to __________

         Commission file number 0-10971

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                         52-1508198
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
   incorporation or organization

1627 K Street, N.W., Washington, D.C.                         20006
--------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

                                 (202) 466-4090
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year      $8,526,000
                                                            -------------------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 14, 1997.

                                  $ 12,340,000


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 14, 1997.

                1,651,226 shares of Common Stock, Par Value $.01

       Transitional Small Business Disclosure Format (Check one)  Yes   No X

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders of Abigail Adams National Bancorp, Inc., to be filed with the Securities and Exchange Commission on or before April 30, 1997, are incorporated herein by reference in Part III of this Annual Report on Form 10-KSB.

                                     PART I
                                     ------

Item 1.    Business

General

     Abigail Adams National Bancorp, Inc. (the "Company") is a bank holding company which conducts business through its wholly-owned bank subsidiary, The Adams National Bank (the "Bank"). The Bank serves the nation's capital through four full-service offices located in Washington. The Company's newest branch opened in October of 1996 and a fifth branch is expected to open in the fourth quarter of 1997. At December 31, 1996, the Company had consolidated assets of $112,162,000, deposits of $95,155,000 and stockholders' equity of $13,140,000, and reported net income of $1,127,000 for the year then ended. The Bank exceeds all regulatory capital requirements. See "Supervision and Regulation."

     Founded in 1977, the Bank was the first federally-chartered bank in the United States to be owned and managed by women. Originally named The Women's National Bank, the Bank changed its name in 1986 to alter the perception that the Bank existed exclusively to serve the needs of women. Based on assets and deposits, the Bank is the largest women-controlled bank in the United States.

Market Area

     The Bank draws most of its customer deposits and conducts most of its lending activities from and within the Washington metropolitan region, including suburban Virginia and Maryland. The nation's capital attracts a significant number of businesses of all sizes, professional corporations and national nonprofit organizations. The Bank actively solicits banking relationships with these firms and organizations, as well as their professional staff, and with the significant population of high net worth individuals who live and work in the region.

     The Company seeks to identify acquisitions in neighboring markets in Virginia and Maryland. These areas are experiencing accelerating commercial growth, especially in the areas of women owned and high technology businesses. Management expects that a strategic acquisition in such markets would contribute to the overall growth of the Company.

Services of the Bank

     The Bank offers a full range of banking services to its customers. While providing financial services to a wide-ranging customer base, including high net worth individuals, Fortune 100 corporations, small to medium-sized businesses and nonprofit and other organizations, the Bank remains committed to assisting women and minority business owners with access to credit.

     The following types of services are offered by the Bank:

     Commercial Services

     o Loans, including working capital loans and lines of credit, a wide range of demand, term and time loans, and loans for real estate land acquisition, development and construction, equipment, inventory and accounts receivable financing.

     o    Cash management, including automatic overnight investment of funds.

     o    Collateralized repurchase agreements.

     o    Investments, including certificates of deposit.

     o    Direct deposit of payroll.

     o    Letters of credit.

     o    ExecuBanc Business Banking, a computer accessed banking service.

     Retail Services

     o    Transaction accounts, including checking and NOW accounts.

     o    Money market accounts.

     o    Overdraft checking.

     o    Certificates of deposit.

     o    Individual retirement accounts and Keogh accounts.

     o    Installment and home equity loans.

     o    Residential construction and first mortgage loans.

     o    Direct deposit.

     o 24-hour automated teller machines ("ATMs") with access to the MOST(R) and CIRRUS(R) systems.

     o    24-hour telephone banking.

     o    VISA(R) credit card services.

     o Traveler's checks, money orders, cashier's checks and safe deposit boxes.

     o    Custodial services.

     Commercial and consumer loans are made to corporations, partnerships and individuals, primarily on a secured basis. Commercial lending focuses on business, capital, renovation, inventory and real estate loans. Consumer lending focuses on automobile, home equity and personal loans made on a direct, secured basis. Real estate loans are originated for both commercial and consumer purposes.

     As technological developments continue to become available to all banks, large and small, the Bank has also enhanced its delivery systems and reached beyond its branch network to access customers on a cost-effective basis through technological means. The Bank has developed its own electronic site (home page) on the Internet (World Wide Web). Management believes that use of electronic media such as the Internet will allow the Bank to further enhance its image in its target market and identify future prospects for electronic and home banking services. In 1997, it will offer customers the ability to pay certain bills by personal computer. The Bank also offers its retail customers 24-hour banking by means of an interactive voice response system activated by a touch tone phone which enables customers to access account information and transfer funds. The Company also maintains an integrated PC-based server network system that provides immediate interaction among all operating functions of the Bank, thereby enhancing internal communications and customer service.

     The Bank contracts with an outside firm to provide data processing and back room operations. The state-of-the-art resources provided by this firm, in conjunction with the Bank's internal data management system, enable the Bank to provide a high level of customer service while effectively managing its growth. The Bank has reviewed the data processing systems provided by its outside data processor as well as the computer applications which are used in- house and has determined that the Bank's data processing will not be materially impacted by any date-sensitive calculations related to the year 2000. The Bank's contract with its outside data processor is scheduled to expire in the second quarter of 1997. While the Bank is presently considering renewal options as well as other state-of-the-art data processing alternatives, the Bank will only consider data processing systems which can appropriately recognize this date-sensitive information.

Strategy

     The Company's strategy is to provide a high level of personalized service and quality products to customers within the community it serves, through its experienced staff. In addition, the Company seeks to diversify both its market area and asset base while increasing profitability through acquisitions and expansion. Management believes that it possesses substantial expertise in lending to groups traditionally underserved by the banking industry and that these capabilities could be leveraged by making strategic acquisitions in the neighboring markets of Maryland and Virginia.

     Although the Company continues to explore acquisition opportunities in Washington and suburban Maryland and Virginia, no banks have been identified as probable merger or acquisition candidates. It is expected that additional discussions will take place in the future as opportunities are presented.
However, no assurance can be given that any such merger or acquisition candidates will be identified or that any merger or acquisition will be consummated.

     The Company also considers establishing branches as a means of expanding its presence in current or new market areas and is presently reviewing potential locations in Washington and suburban Maryland and Virginia. In January 1997, the Company signed a lease to open a fifth branch in Washington. The Company will also consider the expansion into other lines of business closely related to banking if it believes these lines could be profitable without undue risk to the Company and if the Company can be competitive. No specific lines of business are under consideration at this time.

     In 1992, the Company initiated a strategy to expand through acquisition by purchasing from the FDIC and the Resolution Trust Corporation insured deposits and certain performing loans of financial institutions which were placed into receivership in the Washington metropolitan region. The Company was the successful bidder on three such purchases, one in each of 1992, 1993 and 1994. In 1992, the Company purchased insured deposits and certain performing loans from the FDIC, for a premium of $1,000. In addition, the Company was entitled to any future recoveries received on loans charged off prior to the bid date for the sale of the loans. As of December 31, 1996, $152,000 in recoveries on such loans have been received. The Company also purchased certain performing loans from the FDIC at discounted prices of 96.2% and 96.9% of the outstanding loan amounts in 1993 and 1994, respectively.

Lending Activities

     The Bank provides a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofits and other organizations. These services include, but are not limited to, commercial business loans, commercial and residential real estate loans, renovation and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit. Consumer lending focuses on automobile, home equity and personal loans made on a direct, secured basis. Real estate loans are originated for both commercial and consumer purposes. As of December 31, 1996, approximately 74% of the Bank's total loan portfolio was comprised of loans with interest rates which either float or generally adjust on an annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Analysis of Loans."

     The Bank aggressively markets its services to qualified lending customers in both the commercial and consumer sectors, including small businesses and nonprofit organizations. The Bank offers SBA-guaranteed loans which provide better terms and more flexible repayment schedules than conventional financing. Management believes that making such loans helps the local community and provides the Bank with attractive returns with minimal risk, as the majority of each loan is guaranteed by the SBA, and solid future lending relationships as such businesses grow and prosper. As lending requirements of small businesses grow to exceed the Bank's lending limit, the Bank has the ability to sell participations in these larger loans to other financial institutions. The Bank believes that such participations will help to preserve lending relationships while providing a high level of customer service. As of December 31, 1996, commercial and real estate SBA loans totaled $3,134,000.

     The Bank provides financing to nonprofit organizations for construction and renovation of local headquarters offices and other facilities, working capital lines of credit and equipment financing. Current nonprofit customers of the Bank include organizations which focus on issues relating to children's rights, senior citizens, minority rights and healthcare. At December 31, 1996, commercial and real estate loans to these customers totaled $1,497,000.

     Commercial and real estate lending is performed by the Bank's Lending Division, which is comprised of five loan officers, a credit analyst and a collections staff person. The Treasury Division includes the Loan Operations staff of three, responsible for preparing loan documents, recording and processing new loans and loan payments, ensuring compliance with regulatory requirements, and working with the Lending Division, in order to ensure the timely receipt of all initial and ongoing loan documentation and the prompt reporting of any exceptions. Credit analysis on loans is performed by either individual loan officers or the credit analyst, using a sophisticated credit analysis computer program, which provides not only the flexibility necessary to analyze loans but also the structure necessary to ensure that all documentation requirements are appropriately met.

     Policies and procedures have been established by the Bank to promote safe and sound lending. Loan officers have individual lending authorities established based on both their seniority and experience. Loans in excess of individual officers' lending limits are presented to the Officers' Loan Committee ("OLC"), which meets weekly, and is comprised of all loan officers and the President of the Bank. While a maximum of three loan officers may pool their loan authorities to approve a loan, most loans over $100,000 are brought to this Committee. The OLC has authority to approve unsecured loans up to $250,000 and secured loans up to $400,000. Loans over $250,000 on an unsecured basis and over $400,000 on a secured basis are brought to the Executive Loan Committee ("ELC"), which meets approximately twice per month. The ELC is comprised of two outside directors and the President of the Bank. In addition to approving new loans, this Committee approves the restructuring of loans it originally approved, reviews past due loans and approves charge-offs.

     Commercial Lending

     The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from three months to five years. These loans often require that borrowers maintain certain levels of deposits with the Bank as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 1996, commercial loans totaled $39,419,000.

     Real Estate Lending

     At December 31, 1996, the Bank's real estate loan portfolio consisted of commercial real estate mortgages totaling $24,840,000 and residential real estate mortgages totaling $2,631,000. The majority of these loans are amortizing variable rate or annually repricing mortgage loans with a maximum maturity of five years.

     The majority of the $4,140,000 in loans classified as construction and land development loans at December 31, 1996 in the Consolidated Financial Statements, are primarily for renovation of commercial properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi- family and commercial real estate lending entails significant additional risks as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Bank limits the aggregate amount of outstanding construction loans, and generally makes such loans only in its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Bank also obtains appraisals on each property in accordance with applicable regulations.

         Consumer Lending

     The  Bank's  consumer  lending  includes  loans  for motor  vehicles,  home improvement, home equity and small personal credit lines. Consumer loans generally involve more risk than first mortgage residential and commercial real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral.

     During 1994, the Bank entered the credit card market by issuing its own VISA(R) card at competitive rates and with no annual fee. The credit card is offered to both new and existing customers as well as corporate accounts, and provides various cardmember benefits, including frequent flyer miles. Through its credit card services, the Bank hopes to increase profits and augment its cross-selling opportunities by increasing its marketing base. As of December 31, 1996, consumer loans totaled $2,203,000.

Competition

     The Bank faces strong competition among financial institutions in Washington, Northern Virginia and suburban Maryland for both deposits and loans. Principal competitors include other community commercial banks and larger financial institutions with branches in the Bank's service area. Intense competition is expected to continue as bank mergers and acquisitions of smaller banks by larger institutions in the Washington, metropolitan region may be expected to continue for the foreseeable future.

     The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. The Bank faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in its market areas. Many of the financial intermediaries operating in the Bank's market areas offer certain services, such as trust, investment and international banking services, which the Bank does not offer. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

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

Employees

     At December 31, 1996, the Company employed 45 people, 44 on a full time and 1 on a part time basis. The employees are not represented by a union and management believes that its relations with its employees are good.

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

     Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain provisions of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company

     The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file quarterly reports and annual reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

The Bank

     The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the OCC. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a Bank's deposit insurance, in the absence of action by the OCC and upon a finding that a Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. The Bank is not subject to any such actions by the OCC or the FDIC.

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

     Restrictions on Transfers of Funds to the Company by the Bank

     The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by Delaware state law. In addition, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus.

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

     Only a well capitalized depository institution may accept brokered deposits without prior regulatory approval. Under FDIC regulations, an institution is generally considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 capital (leverage) ratio of at least 5%. Federal law generally requires full-scope on-site annual examinations of all insured depository institutions by the appropriate federal bank regulatory agency although the examination may occur at longer intervals for small well-capitalized or state chartered banks.

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

     In addition to restrictions and sanctions imposed under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal
agreements,   the   issuance  of  removal   and   prohibition   orders   against
institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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

     The FDIC implemented a final risk-based assessment system, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. On August 8, 1995, the FDIC issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.

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

     Since the Bank is considered well-capitalized under regulatory standards and met certain other criteria during 1996, the Bank paid the flat FDIC insurance premium rate of $2,000 per year for 1996.

     Community Reinvestment Act

     The Bank is subject to the provisions of the Community Reinvestment Act ("CRA") which requires banks to assess and help meet the credit needs of the community in which the bank operates. The OCC examines the Bank to determine its level of compliance with CRA. The OCC and the Federal Reserve Board are required to consider the level of CRA compliance when regulatory applications are reviewed.

     Interstate Banking and Branching

     In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement. On June 1, 1997, with certain restrictions, banks will be able to branch across state lines by acquisition, merger or establishment of a de novo facility. Certain states have already approved interstate branching.

Factors Affecting Future Results

     In addition to historical information, this Form 10-KSB includes certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in ownership status resulting in the loss of eligibility for participation in government and corporate programs for minority and women- owned banks, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

Item 2. Properties.

     The principal executive offices of the Company and the main office of the Bank are located in leased space at 1627 K Street, N.W., Washington, D.C. 20006. The Bank leases three other offices, located at 2905 M Street, N.W., Washington, D.C.; Union Station, 50 Massachusetts Avenue, N.E., Washington, D.C.; and 1604 17th Street, N.W., Washington, D.C. In January 1997, the Bank entered into a lease for a branch, to be located at 802 7th Street, N.W.. An additional ATM was opened in Union Station in 1989 and a third ATM was opened in Union Station in May 1994. Leases for these facilities expire as follows:

       Location                                    Expiration of Lease
       --------                                    -------------------

       1627 K Street, N.W.                                  2002
       2905 M Street, N.W.                         Month-to-month term
       50 Massachusetts Avenue, N.E.                        1998
       Union Station ATM                                    1999
       Union Station ATM                                    1999
       802 7th Street, N.W.                                 2007
       1604 17th Street, N.W.                               2016

     In 1996, the Company and the Bank incurred rental expense on leased real estate of approximately $464,000. The Company considers all of the properties leased by the Bank to be suitable and adequate for their intended purposes.

Item 3. Legal Proceedings

     Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or the Bank is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security-Holders.

     The Company held an Annual Meeting of Stockholders on October 15, 1996 to elect ten directors, to ratify the selection of Arthur Andersen LLP as independent certified public accountants for the Company for 1996, to approve the Employee Incentive Stock Option Plan and to approve the Directors Stock Option Plan.

     All of the following ten nominees for director were elected:

         Barbara Davis Blum                Steve Protulis
         Shireen Dodson                    Marshall T. Reynolds
         Susan Hager                       Robert L. Shell, Jr.
         Jeanne Hubbard                    Dana Stebbins
         Clarence L. James, Jr.            Susan J. Williams

     The voting results regarding ratification of the selection of Arthur Andersen LLP as independent certified public accountants for the Company for 1996 were as follows:

                  For                      1,171,540
                  Against                      2,200
                  Abstain                      1,715

     The voting results regarding the approval of the Employee Incentive Stock Option Plan were as follows:

                  For                      1,126,925
                  Against                     21,525
                  Abstain                     21,010

     The voting results regarding the approval of the Directors Stock Option Plan were as follows:

                  For                      1,126,925
                  Against                     65,890
                  Abstain                     26,755

                                     PART II
                                     -------

Item 5. Market for Registrant's Equity and Related Stockholder Matters.

     (a) As of July 12, 1996, the Company's Common Stock is quoted on Nasdaq National Market under the symbol AANB. Prior to that time, the stock was traded on a limited and sporadic basis in the over-the-counter market and reported in the "pink sheets."

     The following table sets forth the range of the high and low bid prices of the Company's Common Stock for all of 1995 and the first two quarters of 1996 and is based upon information provided by the National Quotation Bureau, and the high and low closing bid prices as reported by Nasdaq National Market for the remainder of 1996. The prices reported by the National Quotation Bureau reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not have represented actual transactions. The information presented gives effect to three-for-one stock split in the form of a stock dividend which took place on July 9, 1996.


Calendar Quarter Ended                       Bid Prices of Common Stock

                                             High                   Low

March 31, 1995                              $5.00                  $5.00
June 30, 1995                                5.50                   5.00
September 30, 1995                           7.67                   5.00
December 31, 1995                            8.17                   7.33

March 31, 1996                              $8.25                  $8.17
June 30, 1996                                8.33                   7.83
September 30, 1996                           8.75                   8.00
December 31, 1996                           11.25                   8.50

     (b) As of March 14, 1997, the Company had 724 stockholders of record.

     (c) During 1996, the Company declared four quarterly cash dividends on the Common Stock of $.0833 per share for the first two quarters and $.10 per share for the last two quarters, for a total of $467,429. During 1995, the Company declared two cash dividends on the Common Stock of $.0833 per share per quarter, for a total of $142,422. Prior to 1995, the Company did not pay dividends. The Company's ability to pay cash dividends is limited by the provisions of Delaware law, which permit the payment of dividends from either surplus or retained earnings. In addition, the ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The National Bank Act imposes limitations on the amount of dividends that a national bank, such as the Bank, may pay without prior regulatory approval. Generally, the amount is limited to the Bank's current year's net earnings plus the retained net earnings for the two preceding years. See Note 12 of the Notes to Consolidated Financial Statements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Abigail Adams National Bancorp, Inc. (the "Company") is the parent of The Adams National Bank (the "Bank"), a bank with four full service branches located in Washington, D.C. The Company's newest branch was opened in October of 1996 and a fifth branch is expected to open in the fourth quarter of 1997.

     The year ended December 31, 1996 represented the Company's most successful year. The Company reported record net income of $1,127,000, an increase of 18% over the $959,000 reported for the year ended December 31, 1995. However, as a result of the issuance of 795,500 shares of common stock in the public stock offering completed in the third quarter of 1996, earnings per share of $.94 for 1996 reflected a decrease from $1.12 reported for 1995. Total assets at December 31, 1996 of $112,162,000 increased by $19,797,000 over December 31, 1995, surpassing the $100,000,000 milestone.

     The Company continued to maintain a "well-capitalized" status with a total risk-based capital ratio (total capital divided by assets weighted for risk elements) of 17.47% at December 31, 1996, of which 16.22% was Tier 1 capital. The leverage ratio (based on annual average assets) was 13.81%. The following analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated Financial Statements and Notes thereto.

Analysis of Net Interest Income

     Net interest income, the most significant component of the Company's earnings, increased by $473,000, or 11%, to $4,640,000 in 1996 as compared to $4,167,000 in 1995. This improvement in net interest income was a result of a 15% increase in average earning assets, partially offset by both a decrease in the average loan to deposit ratio to 76% from 82% and deposit rates which did not decrease as rapidly as earning asset rates during the same period. These factors combined to produce a net interest spread (the difference between the average interest rate earned on interest-earning assets and paid on interest-bearing liabilities) of 3.86% and a net interest margin (net interest income as a percentage of average interest-earning assets) of 5.23% for 1996, reflecting decreases of 26 basis points and 16 basis points, respectively, from 1995. Loans, the highest yielding component of earning assets, represented approximately 70% of total average earning assets for 1996 as compared to approximately 78% for 1995.

     Net interest income, increased by $19,000, or less than 1%, to $4,167,000 in 1995 as compared to $4,148,000 in 1994. This variance was consistent with the 1% increase in average earning assets during the same period. Although the mix of earning assets during 1995 was more heavily weighted towards loans, thus improving interest income, a 138 basis point increase in rates paid on deposits for 1995 as compared to 1994 offset virtually all the positive variances. Although the net interest spread decreased by 38 basis points from 4.50% in 1994 to 4.12% in 1995, a $762,000 increase in the level of earning assets coupled with improvements in the mix of earning assets during the same period caused net interest income to increase by $19,000. The net interest margin for 1995 declined to 5.39% from 5.42% for 1994. Loans represented approximately 78% of total average earning assets for 1995 as compared to approximately 76% for the comparable 1994 period.


          Distribution of Assets, Liabilities and Stockholders' Equity
                                Yields and Rates
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (In thousands)


                                                1996                           1995                         1994
                                                ----                           ----                         ----
                                          Average   Income  Average      Average   Income  Average      Average  Income   Average
                                          Balance  Expense     Rate      Balance  Expense     Rate      Balance  Expense     Rate
                                          -------  -------     ----      -------  -------     ----      -------  -------     ----
Assets
Interest-earning assets:
  Loans 1                               $  62,350   $ 6,072  9.74%    $   60,318  $ 5,902    9.78%   $   58,245 $  5,100     8.76%
  Securities                               12,795       755  5.90         14,367      859    5.98        15,609      876     5.61
  Federal funds sold and
    resale agreements                      12,752       693  5.43          2,235      130    5.82         2,246       88     3.92
  Interest-bearing deposits
    in other banks                            860        53  6.16            433       23    5.31           491       18     3.67
                                              ---        --                  ---       --                   ---       --
      Total interest-earning assets        88,757     7,573  8.53         77,353    6,914    8.94        76,591    6,082     7.94
Allowance for loan losses                  (1,272)                        (1,299)                        (1,351)
Cash and due from banks                     6,091                          4,715                          4,951
Bank premises and equipment                   487                            320                            364
Other assets                                1,319                          1,205                          1,394
                                            -----                          -----                          -----
       Total assets                     $  95,382                      $  82,294                     $   81,949
                                        =========                      =========                     ==========


Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Time deposits                          $ 32,195     1,257  3.90      $  27,740    1,094    3.94    $   28,556      839      2.94
  Certificates of deposit                  28,102     1,554  5.53         27,300    1,544    5.66        25,798    1,017      3.94
  Federal funds purchased and
    repurchase agreements                   2,148       105  4.89          1,600       89    5.56         1,549       57      3.68
  Other short-term borrowings                  --       --   --              104        6    5.77            61        3      4.92
  Long-term borrowings/debt                   357        17  4.76            233       14    6.01           299       18      6.02
                                              ---        --                  ---       --                   ---       --
       Total interest-bearing liabilities  62,802     2,933  4.67         56,977    2,747    4.82        56,263    1,934      3.44
                                                      -----                         -----                          -----
Noninterest-bearing liabilities:
  Demand deposits                          22,099                         18,547                         18,877
  Other liabilities                           888                            594                            966
 Stockholders' equity                       9,593                          6,176                          5,843
                                            -----                          -----                          -----
       Total liabilities and
         stockholders' equity           $  95,382                       $ 82,294                      $  81,949
                                        =========                       ========                      =========

Net interest income 2                                $4,640                       $ 4,167                       $ 4,148
                                                     ======                       =======                       =======
Net interest spread                                          3.86%                           4.12%                            4.50%
                                                             ====                            ====                             ====
Net interest margin                                          5.23%                           5.39%                            5.42%
                                                             ====                            ====                             ====

----------------------------

1 Nonaccrual loans are included in the average loan balances. Interest on loans includes fees of approximately $141,000, $152,000 and $151,000 in 1996, 1995 and 1994, respectively.

2 No taxable equivalent adjustments are necessary because the Company did not have material tax-exempt securities or loans during 1996 and had no tax-exempt securities or loans during 1995 and 1994.

                    Interest Rates and Interest Differential
                   Analysis of Changes in Net Interest Income
                                 (In thousands)

                                    For the years ended December 31,            For the years ended December 31,
                                            1996 versus 1995                              1995 versus 1994
                                            ----------------                              ----------------
                                      Net                                          Net
                                    Increase           Change per:              Increase            Change per:
                                  (Decrease)1        Rate      Volume          (Decrease)1       Rate       Volume
                                  -----------        ----      ------          -----------       ----       ------
Interest income from:
  Loans 2                             $ 171         $ (28)      $ 199            $  802        $  620       $  182
  Securities                           (104)          (10)        (94)              (17)           53          (70)
  Federal funds sold and
    resale agreements                   563           (49)        612                42            43           (1)
  Interest-bearing deposits
    in banks                             30             7          23                 5             7           (2)
                                         --             -          --                 -             -           --

    Total interest income 3, 4          660           (80)        740               832           723          109

Interest expense on:
  Time deposits 5                       164           (12)        176               255           279          (24)
  Certificates of deposit                10           (35)         45               527           468            59
  Short-term borrowings                  10           (15)         25                35            32            3
  Long-term borrowings/debt               3            (4)          7                (4)           --           (4)
                                          -            --           -                --                         --

    Total interest expense 3            187           (66)        253               813           779           34
                                        ---           ---         ---               ---           ---           --
    Net interest income 4             $ 473         $ (14)      $ 487            $   19        $  (56)      $   75
                                      =====         =====       =====            ======        ======       ======

---------------------------------

1    Changes due to both rate and volume are allocated to rate.

2 Interest on loans includes loan fees of approximately $141,000, $152,000 and $151,000 in 1996, 1995 and 1994, respectively.

3 Changes are computed on a line-by-line basis and do not sum to the rate and volume changes of total interest income or total interest expense because of changes in the mix of interest-earning assets and interest-bearing liabilities from year to year.

4 No taxable equivalent adjustments are necessary because the Company did not have material tax-exempt securities or loans during 1996 and had no tax-exempt securities or loans during 1995 and 1994.

5    Includes transaction accounts.


     Other Income

     Total other income, which consists primarily of service charges on deposits and other fee income, increased by approximately $112,000, or 13%, to $953,000 in 1996 as compared to $841,000 in 1995. Service charges on deposit accounts increased by approximately $51,000, or 7%, to $788,000 in 1996 as compared to $737,000 in 1995 principally due to a $94,000 increase in income recognized on ATM transactions, primarily from the implementation in 1996 of the $1.00 surcharge on noncustomer ATM transactions. This was partially offset by a $35,000 decrease in service charges on overdrafts. Other income increased by approximately $61,000, or

59%, to $165,000 in 1996 as compared to $104,000 in 1995, primarily due to rental income received from other real estate coupled with gains recognized on the sale of other real estate.

     Total other income increased by $51,000, or 6%, to $841,000 in 1995 as compared to $790,000 in 1994. This increase was due to increases in ATM income resulting from the installation of more efficient ATM equipment in the Company's Union Station location, as well as the full year's effect of the addition of one new ATM at that location in April 1994.

Other Expense

     Total other expense increased by $312,000, or 8%, to $4,093,000 in 1996 from $3,781,000 in 1995. Salaries and benefits for 1996 increased by $256,000, or 16%, to $1,905,000 from $1,649,000 in 1995, due to an increase in the number of employees resulting from the new branch, normal merit increases and the hiring of employees to fill certain vacancies. Occupancy and equipment expense increased by $79,000, or 11%, to $778,000 in 1996 from $699,000 in 1995 due to the additional rental expense on the new branch, higher operating costs of the Company's main office location which were passed through to the Company by the landlord and the additional depreciation expense of a local area network installed in the later part of the second quarter of 1996. Professional fees decreased by $210,000, or 59%, to $143,000 in 1996 from $353,000 in 1995 due primarily to lower legal fees associated with loan workouts and other corporate matters, as well as partial reimbursement by the Small Business Administration ("SBA") of legal fees incurred for the workout of two troubled SBA guaranteed loans. Data processing expense increased by $59,000, or 20%, to $359,000 in 1996 from $300,000 in 1995 due to the opening of the new branch, as well as increased activity levels and item charges. Other operating expense increased by $128,000, or 16%, to $909,000 in 1996 from $781,000 in 1995 due primarily to increases in administrative and overhead expenses associated with the opening of the new branch, partially offset by a decrease in FDIC deposit insurance premiums.

     The Company has reviewed the data processing systems provided by the Bank's outside data processor as well as the computer applications which are used in-house and has determined that the Bank's data processing will not be materially impacted by any date-sensitive calculations related to the year 2000. The Bank's contract with its outside data processor is scheduled to expire in the second quarter of 1997. While the Bank is presently considering renewal options as well as other data processing alternatives, the Bank will only consider data processing systems which can appropriately recognize this date-sensitive information.

     Total other expense decreased by $1,120,000, or 23%, to $3,781,000 in 1995 as compared to 1994. Salaries and benefits for 1995 increased by $38,000, or 2%, to $1,649,000 as compared to 1994, primarily due to normal merit increases. Occupancy and equipment expense decreased by $52,000, or 7%, to $699,000 during the same period, principally due to decreases in operating costs of the Company's main office location which were passed through to the Company by the landlord. Professional fees decreased by $534,000, or 60%, to $353,000. This decrease is attributable to decreases in legal and other costs related to the issue of the ownership of certain shares of the Company's common stock, the expensing in 1994 of previously deferred professional fees related to the Company's proposed securities offering and decreases in legal fees related to three employment related lawsuits which were concluded in 1994. Professional fees for 1995 included costs of approximately $102,000 incurred to finalize the issues surrounding the ownership of certain shares of the Company's common stock. Data processing expense increased by $34,000, or 13%, to $300,000 in 1995 as compared to 1994. Other operating expense decreased by $605,000 in 1995 as compared to 1994. Of this decrease, $387,000 was attributable to expenses incurred in 1994 for two employment related lawsuits settled in 1994. During 1995, the Bank also experienced an $87,000 decrease in total FDIC insurance premiums as a result of additional premium rate reductions. The remainder of the decrease was due to savings in various office operating expenses.

Income Tax Expense

     Income tax expense of $648,000 for 1996 reflected an increase of $380,000 over the $268,000 tax expense recorded one year earlier due to an increase in the Company's effective tax rate to 36% from 22% one year earlier. During 1995, the Company reduced its deferred tax valuation allowance to zero which reduced the effective tax rate.

     Income tax expense for 1995 was recorded at a combined tax rate of 22%, as the Company eliminated the remaining valuation allowance on deferred tax assets during the year. See Note 8 of the Notes to Consolidated Financial Statements.

Analysis of Loans

     The loan portfolio at December 31, 1996 increased by $9,421,000, or 15%, to $73,013,000 from $63,592,000 at December 31, 1995. The majority of this growth was in commercial real estate mortgages as the Company focused its marketing efforts on commercial real estate loans. The Company believes such loans are cost effective because larger balances can be underwritten in the same amount of time as lesser amounts of other types of loans. The Company also believes that such loans are secured by collateral which is more permanent in nature and requires less periodic monitoring to assess the Company's ongoing security position. On average, the Company's loans increased by $2,032,000, or 3%, to $62,350,000 for 1996 from $60,318,000 for 1995, however, the average loan to deposit ratio decreased to 76% from 82% during the same period. The loan to deposit ratio at both December 31, 1996 and 1995 was 77%. The Company has a target loan to deposit ratio of 80% based on quarterly averages. See "Liquidity and Capital Resources" for a further discussion of this ratio.

     For a summary of loans by category and by industry concentration at December 31, 1996 and 1995, see Note 4 of the Notes to Consolidated Financial Statements.

     The table entitled "Analysis of Loan Maturity and Interest Sensitivity" below, summarizes the maturity distribution and interest sensitivity of the Company's loan portfolio at December 31, 1996.

               Analysis of Loan Maturity and Interest Sensitivity
                              At December 31, 1996
                                 (In thousands)

                                        Within  1        1 - 5         After
                                         Year  1         Years        5 Years         Total
                                         --------        -----        -------         -----
Maturity of Loans:  2,3
  Commercial                             $ 17,368     $ 15,640      $   6,411      $ 39,419
  Real estate:
              - Commercial mortgage         1,864       16,489          6,487        24,840
              - Residential mortgage          134        1,832            665         2,631
              - Construction                2,242        1,737            160         4,139
  Installment                                 643        1,021            539         2,203
                                              ---        -----            ---         -----
    Total loans 4                        $ 22,251     $ 36,719       $ 14,262      $ 73,232
                                          ========     ========       ========      ========


Interest Rate Sensitivity of Loans:
  With predetermined interest rates      $  6,305     $  8,213       $  1,496      $ 16,014
  With floating or
    adjustable interest rates              15,946       28,506         12,766        57,218
                                           ------       ------         ------        ------
    Total loans (4)                      $ 22,251     $ 36,719       $ 14,262      $ 73,232
                                         ========     ========       ========      ========

---------------------------

1 Includes demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts.

2 Loan maturity is based upon individual loan contract terms. The Company has not established a rollover policy. Each loan is reviewed on a case by case basis with respect to renewal.

3    The Company has no foreign loans.

4 The above table does not include deferred income and unearned discounts which total a credit balance of $218,558.


Analysis of Investments

     The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale, or held to maturity. See Note 1(c) of the Notes to Consolidated Financial Statements. The available for sale portfolio exists to maintain adequate liquidity and to provide a base for executing asset/liability management strategy. These securities may be sold in response to changes in interest rates, restructuring of maturity distributions, need for additional funds for loans, tax planning and regulatory needs, as well as for other purposes. The value of securities recorded as available for sale fluctuates based on changes in interest rates. Generally, an increase in interest rates will result in a decline in the value of securities available for sale, while a decline in interest rates will result in an increase in the value of such securities. Therefore, the value of securities available for sale and the Company's stockholders' equity is subject to fluctuation based on changes in interest rates.

     Securities available for sale increased by $5,697,000, or 103%, to $11,205,000 at December 31, 1996 from $5,508,000 at December 31, 1995. During the last quarter of 1996, funds raised in the Company's public offering of common stock completed in the third quarter of 1996, were principally invested in obligations of U.S. Government agencies with up to three year maturities, pending the longer-term use of the proceeds. Investment securities increased by $3,448,000, or 42%, to $11,641,000 at December 31, 1996 from $8,193,000 at
December 31, 1995, reflective of the Company's increased liquidity levels. See "Liquidity and Capital Resources" for a further analysis of liquidity. On average for 1996, the combined investment and available for sale securities portfolio decreased by $1,572,000, or 11%, to $12,795,000 for 1996 from $14,367,000 for 1995.

     The table entitled "Analysis of Securities Portfolio" below, sets forth by major categories, the adjusted cost bases, approximate market values and the weighted average yields of investment securities and securities available for sale at December 31, 1996.

                        Analysis of Securities Portfolio
                              At December 31, 1996
                                 (In thousands)

                                               Investment Securities                Securities Available for Sale
                                               ---------------------                -----------------------------
                                          Adjusted      Market    Average           Adjusted       Market   Average
                                        Cost Basis1     Value     Yield           Cost Basis1      Value    Yield
                                        -----------     -----     -----           -----------      -----    -----
    U.S. Treasury:
       Within one year                     $  1,000    $ 1,004    6.08%             $    --      $    --      --%
                                           --------    -------                        -----        -----

    Obligations of other U.S.
      Government agencies
      and corporations: 2
       Within one year                        1,151      1,152    6.01                  8,088       8,083   5.35
       After one, but within five years       8,455      8,477    6.20                  3,135       3,122   6.27
                                              -----      -----                          -----       -----
           Total                              9,606      9,629    6.17                 11,223      11,205   5.61

    Mortgage-backed securities: 3
      Federal National Mortgage Association:
       Within one year                            6          6    9.00                    --          --      --
      Federal Home Loan Mortgage Corporation:
       After one, but within five years         262        274    8.70                    --          --      --
                                                ---        ---                           ----        ----
           Total                                268        280    8.71                    --          --      --

    Obligations of states and municipalities:
       After ten years                          310        310    5.15                    --          --      --
                                                ---        ---                           ----        ----

    Federal Reserve Bank stock                  163        163    6.00                    --          --      --
                                                ---        ---                           ----        ----

    Federal Home Loan Bank stock                282        282    7.25                    --          --      --
                                                ---        ---                           ----        ----

    Corporate securities:
       After ten years                           12         12     --                     --          --      --
                                                 --         --                           ----        ----

           Total investment securities     $ 11,641   $ 11,680    6.21%              $ 11,223    $ 11,205    5.61%
                                           ========   ========    ====               ========    ========    ====

 ------------------

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

     For additional information about investment securities and securities available for sale at December 31, 1996 and 1995, see Note 3 of the Notes to Consolidated Financial Statements.

Noninterest-Earning Assets

     Cash and due from banks of $9,785,000 at December 31, 1996 reflected an increase of $4,832,000, or 98%, from the $4,953,000 balance at December 31, 1995. Of this increase $2,800,000 was attributable to one large deposit received on December 31, 1996 from one of the Company's large commercial customers which was not yet available for investment with other financial institutions, while the remainder was attributable to higher cash levels due to the new branch as well as normal fluctuations in cash balances maintained at the Federal Reserve Bank between December 31, 1996 and December 31, 1995.

     Bank premises and equipment of $840,000 at December 31, 1996 reflected a 202% increase of $562,000 from the $278,000 balance reported at December 31, 1995. This increase was due to leasehold improvements and equipment associated with the opening of the new branch as well as the local area network which was installed during 1996.

Deposits

     Total   deposits  of   $95,155,000   at  December  31,  1996  increased  by
$12,092,000, or 15%, from the December 31, 1995 balance of $83,063,000.

     Although demand deposit balances of $23,678,000 at December 31, 1996 increased $234,000 over the balance at December 31, 1995 of $23,444,000, average demand deposits for 1996 of $22,099,000 increased $3,552,000, or 19%, over the average balance for 1995. Negotiable Order of Withdrawal, or "NOW" accounts, at December 31, 1996 of $8,040,000 increased $697,000, or 9%, over the balance at December 31, 1995 of $7,343,000, while average NOW accounts for 1996 of $8,019,000 decreased $2,110,000, or 21%, as compared to the average balance for 1995. Money market accounts of $29,533,000 at December 31, 1996 increased $8,141,000, or 38%, over the $21,392,000 balance at December 31, 1995, due principally to the opening of new deposit accounts as well as increases in the balances of corporate and personal accounts, with a corresponding effect on the average balances. In addition, the new branch opening in the fourth quarter of 1996 contributed to the deposit increases.

     Certificates of deposit of $100,000 or greater at December 31, 1996 of $15,658,000 increased by $2,067,000, or 15%, from the $13,591,000 reported at
December 31, 1995 primarily
due to increases in collateralized government deposits. Certificates of deposit under $100,000 increased by $890,000, or 6%, to $16,866,000 at December 31, 1996
from $15,976,000 at December 31, 1995. This increase is primarily due to the issuance of brokered deposits in the first half of 1996.

     The table entitled "Maturity Distribution of Certificates of Deposit $100,000 and Over" sets forth, by time remaining to maturity, certificates of deposit in amounts of $100,000 or more at December 31, 1996 and 1995.

       Maturity Distribution of Certificates of Deposit $100,000 and Over
                          At December 31, 1996 and 1995
                                 (In thousands)

                                                  1996                1995
                                                  ----                ----

Within three months                           $  8,183            $  5,716
After three months but within six months         5,075               4,772
After six months but within twelve months        2,100               1,403
After twelve months                                300               1,700
                                                   ---               -----

  Total                                       $ 15,658            $ 13,591
                                              ========            ========



     The table entitled "Average Deposits and Rates," sets forth the average balances and average rate paid by major deposit category for the years ended December 31, 1996 and 1995.

                           Average Deposits and Rates
                 For the Years Ended December 31, 1996 and 1995
                                 (In thousands)


                                              1996                  1995
                                              ----                  ----
                                       Average    Average     Average   Average
                                       Balance     Rate       Balance     Rate
                                       -------     ----       -------     ----

Interest-bearing demand accounts     $   8,019    2.42%      $ 10,129   2.46%
Savings deposits                         1,283    2.66          1,160   2.68
Money market deposit accounts           22,893    4.49         16,451   4.94
CD's $100,000 and over                  10,977    5.31         12,672   5.51
Other time deposits                     17,125    5.67         14,628   5.78
                                        ------                 ------
  Total interest-bearing deposits       60,297    4.66         55,040   4.79
Noninterest-bearing demand deposits     22,099                 18,547
                                        ------                 ------

  Total deposits                      $ 82,396               $ 73,587
                                      ========               ========

Short-Term Borrowings

     Short-term borrowings of $1,917,000 at December 31, 1996 consisted entirely of repurchase agreements with customers of the Company. This compares with repurchase agreements outstanding at December 31, 1995 of $1,785,000. For additional information on short-term borrowings, see Note 10 of the Notes to Consolidated Financial Statements.

Long-Term Borrowings

     On May 21, 1996, the Bank paid off the remaining balance on its long-term capital note with Minbanc Capital Corp. On October 1, 1996, the Bank entered into an agreement to borrow $1,143,000 for approximately twelve years at 6.95% from the Federal Home Loan Bank Board under its Community Investment Program. These proceeds were used to fund a loan at a positive spread with a like amortization and maturity.

Asset Quality

     Loan Portfolio and Adequacy of the Allowance for Loan Losses

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

     As a result of improvement in the quality of the loan portfolio over the last few years as well as relatively low levels of net charge-offs, the Company has not taken a provision for loan losses since the third quarter of 1994. Despite this, the unallocated portion of the Company's Allowance for Loan Losses has continued to increase since that time. During the third quarter of 1996, the Company received a recovery of approximately $87,000 on a previously charged off loan, further increasing the level of the unallocated reserves. As of December 31, 1996, the Company evaluated the level of the Allowance for Loan Losses, specifically the unallocated portion, to determine the level which would be prudent given the Company's nonperforming asset and charge-off trends while at the same time providing an appropriate level of unallocated reserve for any potential losses which may be identified. Following this evaluation, the Company reversed $275,000 of the loan loss provision during 1996, leaving the unallocated portion of the allowance for loan losses at $117,000 at December 31, 1996. Throughout this process, the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,048,000 at December 31, 1996 to be adequate.

     At December 31, 1996, the allowance for loan losses as a percentage of outstanding loans was 1.44% as compared to 2.00% at December 31, 1995. This decrease is predominantly due to improvement in the quality of the loan portfolio. See analysis of "Nonperforming Assets" for a further discussion of asset quality. In assessing the adequacy of the allowance for loan losses, management primarily relies on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses which must be written off and to assess the risk characteristics of the loan portfolio as a whole. In addition to actual loss experience, management considers factors such as industry specific composition of the loan portfolio and the general and regional economic conditions. This review takes into account the judgment of the individual loan officer, senior management and the Board of Directors. The Board of Directors reviews the Company's Classified and Criticized Loans Quarterly Report and quarterly loan loss analyses. In addition, the Company's review takes into account the judgment of the regulatory agencies that review the loan portfolio as a part of the regular examination process. Such regulatory agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The Company also has an independent loan review performed by a consultant on an annual basis, which during the last three years covered approximately 72% of the dollar volume of the loan portfolio, and included 97% of the criticized and classified loans. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions and other factors.

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

     The table entitled "Allocation of Allowance for Loan Losses" sets forth an analysis of the allocation of the allowance for loan losses by categories as of December 31, 1996, 1995 and 1994.

                     Allocation of Allowance for Loan Losses
                       At December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                1996                            1995                           1994
                                                ----                            ----                           ----
                                        Reserve       % of Loans      Reserve        % of Loans        Reserve        % of Loans
                                         Amount   to Total Loans       Amount    to Total Loans         Amount    to Total Loans
                                         ------   --------------       ------    --------------         ------    --------------
Commercial                              $   438          53.8%        $   658           68.1%          $   760           70.3%
Real estate - commercial mortgage           360          33.9             252           19.7               194           15.8
Real estate - residential mortgage           19           3.6              39            2.4                21            2.3
Real estate - construction                   31           5.7              27            4.1                21            5.3
Installment                                  83           3.0              45            5.7                46            6.3
Unallocated                                 117            --             253            --                248            --
                                            ---          ----             ---           ----               ---           ----
         Total                          $ 1,048         100.0%        $ 1,274          100.0%          $ 1,290          100.0%
                                        =======         =====         =======          =====           =======          =====


     Nonperforming Assets

     Nonperforming assets include nonaccrual loans, restructured loans, past due loans and other real estate. See Note 1(d) of the Notes to Consolidated Financial Statements.

     Nonaccrual loans at December 31, 1996 of $963,000 decreased by $598,000 from $1,561,000 at December 31, 1995, while restructured loans decreased by $672,000 to $573,000 at December 31, 1996 due to the payoff of one loan. Past due loans increased by $147,000 to $153,000 at December 31, 1996 from $6,000 at December 31, 1995 due principally to one credit which was both well secured and in the process of collection. At December 31, 1996 and 1995, nonaccrual loans included $607,000 and $875,000, respectively, in loans guaranteed by the SBA for a total of $594,000 and $743,000, respectively. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on a portion of the loan. During 1996, the Company transferred
$249,000 to other real estate from loans recorded on nonaccrual status at December 31, 1995, reflecting real property acquired in satisfaction of the loan balance. All such property was sold during 1996 at a gain of $27,000.

     The  table   entitled   "Analysis   of   Nonperforming   Assets"   presents
nonperforming assets, by category, at December 31, 1996 and 1995.

                        Analysis of Nonperforming Assets
                          At December 31, 1996 and 1995
                                 (In thousands)

                                                            1996        1995
                                                            ----        ----
   Nonaccrual loans:
     Commercial                                           $   863     $ 1,244
     Real estate - commercial mortgage                        100         122
     Real estate - residential mortgage                       --          195
                                                              ---       -----

       Total nonaccrual loans 1                               963       1,561

   Past due loans:
     Real estate - commercial mortgage                        142          --
     Installment - individuals                                 11           6
                                                               --          --

       Total past due loans                                   153           6

   Restructured loans:
     Commercial                                               573       1,245
                                                              ---       -----

       Total restructured loans                               573       1,245
                                                              ---       -----

       Total nonperforming assets                         $ 1,689     $ 2,812
                                                          =======     =======
       Total nonperforming assets exclusive of
         SBA guaranteed balances                          $ 1,094     $ 2,070
                                                          =======     =======
   Ratio of nonperforming assets
     to gross loans 2                                       2.31%       4.42%
   Ratio of nonperforming assets to total
     assets 2                                               1.51%       3.04%
   Percentage of allowance for loan losses to
     nonperforming assets 2                                62.05%      45.30%
   Ratio of net charge-offs (recoveries) to average loans  (.08)%        .03%

----------------------------

1 Nonaccrual loans include $607,000 and $875,000 in loans guaranteed by the SBA at December 31, 1996 and 1995, respectively. The outstanding balance of these loans are insured for 97.9%, or $594,000, and 84.9%, or $743,000, respectively.

2    Ratios include SBA guaranteed loan balances.

     For additional information concerning nonaccrual, restructured and past due loans, see Note 4 to the Notes to Consolidated Financial Statements included herein.


Potential Problem Loans

     At December 31, 1996 and 1995, respectively, loans totaling $781,000 and $618,000 were classified as potential problem loans which are not reported in the table entitled "Analysis of Nonperforming Assets". These loans were made to borrowers who subsequently experienced financial difficulties. The loans are subject to management attention and their classification is reviewed on a quarterly basis. Of the potential problem loans at December 31, 1996, 91% of the balance represents loans which are partially to fully secured. The remaining 9% of the balance, or $73,000, is guaranteed by the SBA for a total of $66,000.

     Of the $618,000 in problem loans at December 31, 1995, 98% were partially to fully secured with the remaining 2%, or $15,000, guaranteed by the SBA.

Impaired Loans

     At December 31, 1996 and 1995, respectively, loans totaling $1,955,000 and $2,790,000 were classified as impaired loans, all of which are reported as nonaccrual, restructured or potential problem loans. For additional information concerning impaired loans, see Note 4 to the Notes to Consolidated Financial Statements.

Interest Sensitivity Management

     The sensitivity of net interest income to fluctuations in interest rates is known as interest rate risk. Sensitivity arises when assets and liabilities are not subject to rate repricing within the same period. As shown by the table entitled "Analysis of Interest Rate Sensitivity," at December 31, 1996, interest sensitive assets repricing within each period of less than one year ranged from 78% to 103% of interest sensitive liabilities repricing in the comparable periods. When non-rate sensitive assets and liabilities are excluded, the interest sensitive assets in each remaining period beyond one year exceed interest sensitive liabilities repricing in the comparable periods. Management of interest rate sensitivity is monitored by the Asset/Liability Investment Committee of the Bank which meets monthly and includes members of the Bank's Board of Directors as well as the Bank's officers.

     The Committee considers, among other things, the sensitivity of major asset and liability categories to anticipated interest rate changes. The Company does not necessarily attempt to maintain a matched position for each time frame. While interest sensitivity analysis is a useful tool for asset/liability management, limitations exist which make it difficult to predict the Company's net interest income solely on the basis of the interest sensitivity position. For example, the relationship between interest rates earned on loans, particularly the prime rate, and interest rates paid on deposits is not constant over time. Despite these limitations, in an effort to better predict the effect of possible interest rate changes on net interest income, the Company also prepares an analysis of the effect on net interest income of interest rate shocks of 1%, 2% and 3% in either direction. Based on the Company's interest sensitivity position and the analyses performed of the effect of interest rate movements at December 31, 1996, net interest income will not be materially impacted by either a rising or declining interest rate environment.

                      Analysis of Interest Rate Sensitivity
                              At December 31, 1996
                                 (In thousands)

                                                                                             Total         Non-Rate
                                                     0-90        91-180      181-365          Rate      Sensitive &
                                                     Days         Days         Days       Sensitive     Over 1 Year        Total
                                                     ----         ----         ----       ---------     -----------        -----
Interest-earning assets:
  Loans                                          $ 30,263     $  7,490      $ 18,407      $  56,160       $  16,853    $  73,013
  Securities 1                                      2,172        6,122         2,550         10,844          12,002       22,846
  Short-term investments                            4,197          --          1,382          5,579             --         5,579
Noninterest-earning assets                            --           --            --             --           10,724       10,724
                                                     ----        ----           ----           ----          ------       ------

    Total assets                                   36,632       13,612        22,339         72,583          39,579    $ 112,162
                                                                                                                         =======
Interest-bearing liabilities:
  Deposits 2                                       44,732       10,108        13,353         68,193           3,284    $  71,477
  Short-term borrowings                             1,916          --            --           1,916             --         1,916
  Long-term borrowings/debt                            17           13            27             57           1,082        1,139
Noninterest-bearing sources                           --           --            --             --           37,630       37,630
                                                     ----        ----           ----           ----          ------       ------

    Total liabilities and stockholders' equity     46,665       10,121        13,380         70,166          41,996    $ 112,162
                                                                                                                         =======
Excess (deficiency) of interest sensitive assets over like liabilities:
    For the period                               $(10,033)    $   3,491     $  8,959        $ 2,417       $ (2,417)
    Cumulative                                    (10,033)       (6,542)       2,417
Rate sensitive assets rate sensitive liabilities:
    Cumulative                                       0.78x         0.88x       1.03x

------------

1    Includes both investment securities and available for sale securities.

2 NOW and savings accounts are reflected in the 181-365 days classification, based on the Company's evaluation of historical runoff and interest sensitivity of these deposits.

Liquidity and Capital Resources

     Liquidity

     Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $15,364,000 in cash and short-term investments at December 31, 1996, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At December 31, 1996, the Company had $7,451,000 in unpledged securities which were available for such use. This compares with cash and short-term investments of $14,915,000 and unpledged securities of $4,658,000 at December 31, 1995. As a percentage of total assets, the amount of these cash equivalent assets at December 31, 1996 and 1995 was 20% and 21%, respectively. Normal fluctuations in the deposit levels of some of the Company's large corporate customers may result in corresponding fluctuations in the Company's liquidity position (short-term investments). On average, the Company's short-term investments, which consist of Federal funds sold and interest-bearing deposits in other banks, increased during 1996 by $10,944,000, or 410%, to $13,612,000 for 1996 as compared to $2,668,000 for 1995. In order to maintain maximum flexibility, proceeds from the Company's stock offering completed in the third quarter of 1996 were temporarily invested in federal funds sold at rates which were competitive with short-term government securities. This coupled with normal fluctuations in the Company's liquidity accounted for the variance in average federal funds sold. The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 79%, and 76% of the average total deposit base in 1996 and 1995, respectively. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $1,000,000 in liquidity as well as access to other collateralized borrowing programs. The Bank maintained an average loan to deposit ratio of 76% and 82% during 1996 and 1995, respectively, and accesses collateralized deposit programs through U.S. government agencies to raise additional deposits, when liquidity needs dictate.

     Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, at December 31, 1996 the Bank was eligible to borrow up to approximately $1,283,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. At December 31, 1996, $1,139,000 in borrowings from the FHLB were outstanding. The Bank is eligible to increase the maximum amount to be borrowed by $7,717,000 with the purchase of $1,696,000 of additional stock in the FHLB. The Company has adequate resources to meet its liquidity needs.

     Net proceeds of $6,019,000 from the Company's stock offering coupled with increases in deposit levels comprised the majority of the Company's net cash inflows from financing activities for 1996, as increases in deposits totaled $12,092,000. Loan originations and security purchases exceeded curtailments and repayments of loans and maturities and scheduled amortization of securities during 1996, constituting the majority of the Company's cash outflows from investing activities.

     Stockholders' Equity

     During 1996, the Company completed a stock offering issuing 795,500 shares at a price of $8.75 per share, resulting in net proceeds to the Company of $6,019,000 after underwriting discounts, commissions and expenses. Of these proceeds, $219,000 was used to fund a loan to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions ("ESOP") to purchase stock in that public offering. Immediately prior to the stock offering, the Company increased the number of shares of authorized Common Stock from 800,000 to 5,000,000, reduced the par value to $0.01 per share and issued a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for each share of Common Stock issued and outstanding. As of July 12, 1996, the effective date of the offering, the Company's Common Stock was approved for listing on the Nasdaq National Market.

     Stockholders' equity at December 31, 1996 of $13,140,000 was nearly double the balance at December 31, 1995 of $6,619,000 principally as a result of the $6,019,000 in net proceeds raised in the Company's public offering. The Company's $1,127,000 net income for 1996 and a $6,000 decrease in unrealized loss on securities, net of taxes, partially offset by dividends declared during the year of $467,000 also contributed to this increase. Average stockholders' equity as a percentage of average total assets for 1996 was 10.06% as compared to 7.50% for the comparable prior year period.

     The following table presents the Company's and the Bank's capital position relative to their various minimum statutory and regulatory capital requirements at December 31, 1996. The Company and the Bank are considered "well-capitalized" under regulatory guidelines.

                                                                     Minimum
                                  Company            Bank            Capital
                               Amount  Ratio    Amount     Ratio   Requirements
                               ------  -----    ------     -----   ------------
                                          (Dollars in thousands)

Leverage ratio 1             $ 13,174  13.81%    $ 7,230    7.61%      4.00%
Tier 1 risk-based ratio 2      13,174  16.22       7,230    9.19       4.00
Total risk-based ratio 2       14,190  17.47       8,213   10.44       8.00

1   Based on annual average assets
2   Based on risk-adjusted assets


Changes in Accounting Principles

     For a discussion of changes in accounting principles, see Note 1 of the Notes to Consolidated Financial Statements.

Item 7. Financial Statements and Supplementary Data.


                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----

Independent Auditors' Reports............................................35

Consolidated Balance Sheets as of
  December 31, 1996 and 1995.............................................36

Consolidated Statements of Operations for the
  years ended December 31, 1996, 1995 and 1994...........................37

Consolidated Statements of Changes in Stockholders' Equity for
  the years ended December 31, 1996, 1995 and 1994.......................39

Consolidated Statements of Cash Flows for the
  years ended December 31, 1996, 1995 and 1994...........................40

Notes to Consolidated Financial Statements...............................42

Independent Auditors' Report

The Board of Directors and Stockholders
Abigail Adams National Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Abigail Adams National Bancorp, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abigail Adams National Bancorp, Inc. and subsidiary as of December 31, 1996 and the results of their operations and their cash flows for year ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Washington, D.C.
January 17, 1997

--------------------------------------------------------------------------------
Independent Auditors' Report

The Board of Directors and Stockholders
Abigail Adams National Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Abigail Adams National Bancorp, Inc. and subsidiary as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows of Abigail Adams National Bancorp and subsidiary for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of Abigail Adams National Bancorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abigail Adams National Bancorp, Inc. and subsidiary as of December 31, 1995 and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Washington, D.C.
January 26, 1996

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995

                                                                                   1996                  1995
                                                                                   ----                  ----
Assets
Cash and due from banks                                                      $  9,785,132         $   4,953,200
Short-term investments:
  Federal funds sold                                                            4,100,000             9,475,000
  Interest-bearing deposits in other banks                                      1,479,000               486,715
                                                                                ---------               -------
    Total short-term investments                                                5,579,000             9,961,715

Securities available for sale                                                  11,205,282             5,508,406
Investment securities (market value of $11,679,607 and $8,309,265
  for 1996 and 1995, respectively)                                             11,640,813             8,192,647

Loans (net of deferred fees and unearned discounts)                            73,013,413            63,592,395
  Less:  Allowance for loan losses                                             (1,048,487)           (1,273,965)
                                                                               ----------            ----------

      Loans, net                                                               71,964,926            62,318,430
                                                                               ----------            ----------

Bank premises and equipment, net                                                  840,051               277,517
Other assets                                                                    1,147,100             1,152,761
                                                                                ---------             ---------
      Total assets                                                           $112,162,304         $  92,364,676
                                                                             =============        =============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Demand deposits                                                          $ 23,678,374         $  23,443,937
    NOW accounts                                                                8,039,994             7,343,282
    Money market accounts                                                      29,533,210            21,391,814
    Savings accounts                                                            1,379,554             1,317,226
    Certificates of deposit of $100,000 or greater                             15,657,818            13,590,946
    Certificates of deposit less than $100,000                                 16,865,790            15,975,990
                                                                               ----------            ----------
      Total deposits                                                           95,154,740            83,063,195
                                                                               ----------            ----------

  Short-term borrowings                                                         1,916,689             1,785,402
  Long-term borrowings/debt                                                     1,138,815               186,250
  Other liabilities                                                               811,863               710,963
                                                                                  -------               -------
      Total liabilities                                                        99,022,107            85,745,810
                                                                               ----------            ----------

Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 5,000,000 shares;  issued
     1,654,712 shares in 1996 and 859,212 shares in 1995;
     outstanding 1,650,032 shares in 1996 and 854,532 shares in 1995               16,547                 8,592
  Surplus                                                                      12,172,435             6,147,421
  Retained earnings                                                             1,191,706               531,830
                                                                                ---------               -------
                                                                               13,380,688             6,687,843
  Less:  Employee Stock Ownership Plan shares, 20,319 shares at cost             (177,791)                  --
  Less:  Treasury stock, 4,680 shares at cost                                     (28,710)              (28,710)
  Less:  Unrealized loss on securities, net of taxes                              (33,990)              (40,267)
                                                                                  -------               -------

      Total stockholders' equity                                               13,140,197             6,618,866
                                                                                ----------            ---------
      Total liabilities and stockholders' equity                             $112,162,304         $ 92,364,676
                                                                             =============        =============

Commitments and contingent liabilities

See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years Ended December 31, 1996, 1995 and 1994

                                                                                  1996                1995               1994
                                                                                  ----                ----               ----
Interest income
  Interest and fees on loans                                                $ 6,072,500         $ 5,902,325        $ 5,100,609

  Interest on securities available for sale:
    U.S. Treasury                                                                48,098             175,979            220,986
    Obligations of U.S. government agencies and corporations                    207,408             128,954            173,619
                                                                                -------             -------            -------
        Total interest on securities available for sale                         255,506             304,933            394,605

  Interest and dividends on investment securities:
    U.S. Treasury                                                                49,700              69,417             45,055
    Obligations of U.S. government agencies and corporations                    394,780             413,396            373,813
    Mortgage-backed securities                                                   27,705              38,539             50,862
    Obligations of states and municipalities                                      1,907                  --                 --
    Other securities                                                             25,468              32,460             11,774
                                                                                 ------              ------             ------
        Total interest and dividends on investment securities                   499,560             553,812            481,504


  Interest on short-term investments:
    Federal funds sold                                                          692,614             130,069             87,954
    Deposits with other banks                                                    53,044              22,920             18,025
                                                                                 ------              ------             ------
        Total interest on short-term investments                                745,658             152,989            105,979
                                                                                -------             -------            -------
        Total interest income                                                 7,573,224           6,914,059          6,082,697
                                                                              ---------           ---------          ---------

Interest expense
  Interest on deposits:
    NOW accounts                                                                194,092             249,377            264,771
    Money market accounts                                                     1,028,668             812,916            544,798
    Savings accounts                                                             34,182              31,060             29,125
    Certificates of deposit:
      $100,000 or greater                                                       583,180             698,356            525,099
      Less than $100,000                                                        970,818             845,681            492,134
                                                                                -------             -------            -------
        Total interest on deposits                                            2,810,940           2,637,390          1,855,927

  Interest on short-term borrowings:
    Federal funds purchased and
      repurchase agreements                                                     104,532              88,871             57,131
    Other short-term borrowings                                                     --                6,364              3,382
                                                                                                      -----              -----
      Total interest on short-term borrowings                                   104,532              95,235             60,513

  Interest on long-term borrowings/debt                                          17,435              13,969             18,028
                                                                                 ------              ------             ------

        Total interest expense                                                2,932,907           2,746,594          1,934,468
                                                                              ---------           ---------          ---------
        Net interest income                                                   4,640,317           4,167,465          4,148,229
Provision (benefit) for loan losses                                            (275,000)                 --            221,572
                                                                               --------             -------            -------
       Net interest income after provision for
         loan losses                                                          4,915,317           4,167,465          3,926,657
                                                                              ---------           ---------          ---------
                                                                                                                    (Continued)

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Operations (Continued)
                  Years Ended December 31, 1996, 1995 and 1994


                                                                                 1996                1995                1994
                                                                                 ----                ----                ----
Other income
  Service charges on deposit accounts                                           788,207             737,059            696,829
  Other income                                                                  164,996             103,712             93,556
                                                                                -------             -------             ------
        Total other income                                                      953,203             840,771            790,385

Other expense
  Salaries and employee benefits                                              1,904,873           1,649,071          1,611,127
  Occupancy and equipment expense                                               777,513             698,570            750,359
  Professional fees                                                             143,357             353,205            887,347
  Data processing fees                                                          358,555             299,580            265,897
  Other operating expense                                                       909,098             781,000          1,386,444
                                                                                -------             -------          ---------

        Total other expense                                                   4,093,396           3,781,426          4,901,174

       Income (loss) before taxes                                             1,775,124           1,226,810           (184,132)
Applicable income tax expense                                                   647,819             267,912                 --
                                                                                -------             -------

        Net income (loss)                                                   $ 1,127,305         $   958,898        $  (184,132)
                                                                            ===========         ===========        ===========

        Net income (loss) per common share                                     $   0.94            $   1.12           $  (0.22)
                                                                               ========            ========           ========

See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 1996, 1995 and 1994


                                                                                              Employee
                                                   Additional       Retained                     Stock   Unrealized
                                         Common       Paid-in       Earnings     Treasury    Ownership      Loss on
                                          Stock       Capital      (Deficit)        Stock         Plan   Securities        Total
                                          -----       -------      ---------        -----         ----   ----------        -----

Balance at January 1, 1994         $  2,864,040  $  3,291,973  $   (100,514) $    (28,710) $       --   $       --    $  6,026,789
  Net loss                                 --            --        (184,132)         --            --           --        (184,132)
  Unrealized loss on securities,
     net of taxes                          --            --            --            --            --       (80,387)       (80,387)
                                        ------         ------        ------        ------       ------       -------       -------

Balance at December 31, 1994          2,864,040     3,291,973      (284,646)      (28,710)         --       (80,387)     5,762,270
  Change in par value of common
     stock                           (2,861,176)    2,861,176          --            --            --            --            --
  Shares issued in three-for-one
     stock split in the form of a
     stock dividend                       5,728        (5,728)         --            --            --            --            --

  Net income                               --            --         958,898          --            --            --        958,898
  Dividends declared                       --            --        (142,422)         --            --            --       (142,422)
  Unrealized gain on securities,
    net of taxes                           --            --            --            --            --        40,120         40,120
                                        ------         ------        ------        ------       ------       -------       -------

Balance at December 31,1995               8,592     6,147,421       531,830       (28,710)         --       (40,267)     6,618,866
  Net income                               --            --       1,127,305          --            --            --      1,127,305
  Dividends declared                       --            --        (467,429)         --            --            --       (467,429)
  Issuance of 795,500 shares
    of common stock, net                  7,955     6,010,973          --            --            --            --      6,018,928
  Employee Stock Ownership
    Plan, 25,000 shares                    --            --            --            --        (218,750)         --       (218,750)
  Release of shares under
    Employee Stock Ownership
    Plan, 4,681 shares                     --          14,041          --            --          40,959          --         55,000
  Unrealized gain on securities,
     net of taxes                          --            --            --            --            --         6,277          6,277
                                        ------         ------        ------        ------       ------       -------       -------

Balance at December 31, 1996       $     16,547  $ 12,172,435  $  1,191,706  $    (28,710) $   (177,791) $  (33,990)  $ 13,140,197
                                   ============  ============  ============  ============  ============  ===========   ============




See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994

                                                                       1996                 1995                  1994
                                                                       ----                 ----                  ----
Operating Activities
Net income (loss)                                                $  1,127,305         $    958,898         $   (184,132)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Provision (benefit) for loan losses                              (275,000)                --                221,572
    Depreciation and amortization                                     164,475              146,084              154,177
    Profit sharing contribution of ESOP shares                         55,000                 --                   --
    Loss on sale of securities                                           --                   --                    281
    Loss (gain) on sale of other real estate                          (27,181)                --                 11,516
    Accretion of loan discounts and fees                             (122,194)            (106,116)              (6,549)
    Amortization and accretion of discounts and
      premiums on securities                                          (10,200)              19,097               33,226
    Benefit (provision) for deferred income taxes                      31,174             (300,227)             254,046
    Decrease (increase) in other assets                               (25,514)             369,045             (444,958)
    Increase (decrease) in other liabilities                            5,175              (11,874)            (476,874)
                                                                        -----              -------             --------
      Net cash provided (used) by operating activities                923,040            1,074,907             (437,695)
                                                                      -------            ---------             --------

Investing Activities
Proceeds from repayment and maturity
  of investment securities                                          5,300,000            1,888,400              800,000
Proceeds from maturity of securities
  available for sale                                                9,000,000           10,000,000            6,750,000
Proceeds from repayment of mortgage-
  backed securities                                                   117,452              126,951              258,705
Proceeds from sale of securities                                         --                   --                449,718
Purchase of investment securities                                  (8,830,713)          (1,092,225)          (1,758,334)
Purchase of securities available for sale                         (14,710,872)          (9,485,625)          (5,747,500)
Net decrease (increase) in interest-bearing deposits
  in other banks                                                     (992,285)               4,000                 --
Principal collected on loans                                       12,858,837           14,072,132           10,402,119
Loans originated                                                  (19,815,190)         (12,771,600)         (16,665,764)
Loans purchased from FDIC as receiver for other banks                    --                   --               (493,086)
Net increase in short-term loans                                     (200,684)             (96,137)            (160,958)
Net decrease (increase) in lines of credit                         (2,331,395)          (3,936,146)             754,607
Purchase of bank premises and equipment                              (727,009)             (54,383)            (184,284)
Investment in other real estate                                       (78,250)                --                   --
Proceeds from disposition of other real estate                        344,562                 --                716,984
                                                                      -------              -------             --------
      Net cash used by investing activities                       (20,065,547)          (1,344,633)          (4,877,793)
                                                                  -----------           ----------           ----------

Financing Activities
Net increase in transaction and savings deposits                    9,134,873            4,361,262            2,948,474
Proceeds from issuance of time deposits                            23,785,579           40,745,855           34,897,519
Payments for maturing time deposits                               (20,828,907)         (37,337,424)         (35,008,768)
Net increase in short-term borrowings                                 131,287            1,424,694              165,818
Payments on long-term debt                                           (186,250)             (74,500)             (56,250)
Proceeds from other long-term borrowings                            1,143,000                 --                   --
Payments on other long-term borrowings                                 (4,185)                --                   --
Proceeds from issuance of common stock, net of expenses             6,018,928                 --                   --
Loan to Employee Stock Ownership Plan                                (218,750)                --                   --
Cash dividends paid to common stockholders                           (376,136)             (71,211)                --
                                                                     --------              -------              ------
      Net cash provided by financing activities                    18,599,439            9,048,676            2,946,793
                                                                   ----------            ---------            ---------
      Increase (decrease) in cash and cash equivalents               (543,068)           8,778,950           (2,368,695)
      Cash and cash equivalents at beginning of year               14,428,200            5,649,250            8,017,945
                                                                   ----------            ---------            ---------
      Cash and cash equivalents at end of year                   $ 13,885,132         $ 14,428,200         $  5,649,250
                                                                 ============         ============         ============

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994

                                                               1996                  1995                1994
                                                               ----                  ----                ----
 Supplementary disclosures:

  Interest paid on deposits and borrowings                $   2,928,906        $   2,711,626        $  1,924,179
                                                          =============        =============        ============

  Income taxes paid                                       $      651,600       $     327,593        $    511,250
                                                          ==============       =============        ============

  Securities transferred to investment
    securities                                            $          --        $        --          $  3,500,000
                                                             ===========          =========         ============









See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

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

     (c)  Securities
          Management determines the appropriate classifications of securities at the time of purchase. Securities which the Company has the ability and the intent to hold until maturity are classified as investment securities and reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair market value with unrealized gains and losses included in earnings. Securities which are not classified as trading or held to maturity are classified as available for sale and are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. The unrealized loss on securities recognized had the effect of decreasing the Company's stockholders' equity by approximately $34,000 and $40,000, net of tax, at December 31, 1996 and 1995, respectively. The Company does not maintain a trading account.

          Premiums and discounts are amortized using a method which approximates the effective interest method over the term of the security.

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

     (h)  Other Real Estate
          Other real estate includes assets that have been acquired in satisfaction of debt ("assets owned"). Other real estate is recorded at the lower of cost or fair value. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses. Subsequent to acquisition, other real estate is carried at the lower of its cost basis at foreclosure or fair value less estimated selling costs, based upon periodic evaluations.

     (i)  Stockholders' Equity
          All financial information presented gives retroactive effect to an increase in the number of shares of authorized Common Stock from 800,000 to 5,000,000 and a reduction of par value to $0.01 per share as of July 8, 1996, and the issuance by the Company on July 9, 1996 of a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for each share of Common Stock issued and outstanding.

          Dividends totaling $467,000, or $.37 per share, and $142,000, or $.17 per share, were declared in 1996 and 1995, respectively.

     (j)  Income Taxes
          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)  Net Income (Loss) Per Share
          Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year, 1,200,803 in 1996, and 854,532 in 1995 and 1994.

     (l)  Fair Value Disclosures
          In December, 1991 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107). SFAS No. 107 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practical to estimate fair value. SFAS No. 107 is effective for the Company at December 31, 1995. The fair value of the Company's financial instruments is reported in Note 18.

     (m)  Accounting by Creditors for Impairment of a Loan
          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118) which amended SFAS No. 114. SFAS No. 114 and SFAS No. 118 require creditors to measure impaired loans in one of three ways: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the underlying collateral. If the measure of the impaired loan is less than the recorded investment in the loan, the creditor shall recognize the impairment by creating a valuation allowance with a corresponding charge to expense. SFAS No. 114 and SFAS No. 118 were adopted by the Company as of January 1, 1995. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material impact on the Company.

     (n)  Derivative Financial Instruments
          In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS No. 119). SFAS No. 119 requires entities to disclose the amount, nature and terms of all derivative financial instruments, such as futures, forward, swap or option contracts, or other financial instruments with similar characteristics, and to separately disclose certain information about these instruments which are held or issued for trading purposes and those which are held or issued for purposes other than trading. SFAS No. 119 was adopted as of January 1, 1995.

     (o)  Accounting for the Impairment of Long-Lived Assets
          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that assets to be held and used be evaluated for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of cost or fair value less selling costs. SFAS No. 121, which was adopted by the Company as of January 1, 1996, does not have a material impact on the results of operations or financial position.

     (p)  Accounting for Mortgage Servicing Rights
          In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122). SFAS No. 122 provides accounting for mortgage servicers that sell or securitize loans and retain servicing rights. SFAS No. 122 is effective as of January 1, 1996. The Company does not sell or securitize mortgage loans and therefore the implementation of SFAS No. 122 will not have a material impact.

     (q)  Accounting for Stock Based Compensation
          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). SFAS No. 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or to adopt a fair-value-based method of accounting as defined in the new standard. The Company follows the existing accounting standards for these plans, but has provided pro-forma disclosure of net income and earnings per share as if the expense provisions of SFAS No. 123 had been adopted in
          Note 15.

     (r)  Risks and Uncertainties
          The Company is subject to competition from other financial institutions, and is also subject to the regulations of certain federal agencies and undergoes periodic examination by those regulatory authorities.

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

          Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and other real estate, management periodically obtains independent appraisals for significant properties.

     (s)  Reclassifications
          Certain   reclassifications  have  been  made  to  amounts  previously reported in 1995 and 1994 to conform with the 1996 presentation.

2.   Restrictions on Cash Balances
     Included in cash and due from banks are balances maintained within the Company to satisfy legally required reserves and to compensate for services provided from correspondent banks. Balances maintained totaled $1,543,000 and $1,475,000 at December 31, 1996 and 1995, respectively. There were no other withdrawal, usage restrictions or legally required compensating balances at December 31, 1996 or 1995.


3.   Securities
     Investment securities at December 31, 1996 and 1995 are summarized as follows:

                                                                                   1996
                                                     ------------------------------------------------------------------
                                                                                             Gross              Gross
                                                       Adjusted         Unrealized        Unrealized            Market
                                                      Cost Basis           Gains            Losses              Value
                                                      ----------           -----            ------              -----
U.S. Treasury:
     Within one year                               $   500,000        $     1,094        $      --          $   501,094
     After one, but within five years                  499,789              2,711               --              502,500
                                                       -------              -----              ----            -------
         Total                                         999,789              3,805               --            1,003,594
                                                       -------              -----              ----           ---------

Obligations of U.S. government
 agencies and corporations:
     Within one year                                 1,150,680              1,508               --            1,152,188
     After one, but within five years                8,454,924             32,204             10,198          8,476,930
                                                     ---------             ------             ------          ---------
         Total                                       9,605,604             33,712             10,198          9,629,118
                                                     ---------             ------             ------          ---------

Obligations of states and municipalities:
     After ten years                                   310,000                244               --              310,244
                                                       -------                ---              ----             -------

Mortgage-backed securities:
   Federal National Mortgage Association:
     Within one year                                     5,781                123               --                5,904
   Federal Home Loan Mortgage Corp.:
     After one, but within five years                  262,539             11,108               --              273,647
                                                       -------             ------              ----            -------
         Total                                         268,320             11,231               --              279,551
                                                       -------             ------              ----            -------
Corporate securities (1)                                12,500               --                 --               12,500
                                                        ------              ----               ----              ------
Federal Reserve Bank Stock (1)                         162,700               --                 --              162,700
                                                        ------              ----               ----              ------
Federal Home Loan Bank Stock (1)                       281,900               --                 --              281,900
                                                        ------              ----               ----              ------
         Total investment securities               $11,640,813        $    48,992        $    10,198        $11,679,607
                                                   ===========        ===========        ===========        ===========

                                                                                   1995
                                                      -------------------------------------------------------------
                                                                           Gross              Gross
                                                       Adjusted         Unrealized         Unrealized         Market
                                                      Cost Basis           Gains             Losses           Value
                                                      ----------           -----             ------           -----
U.S. Treasury:
     Within one year                                  $1,499,200        $    1,581        $     --          $1,500,781
                                                      ----------             -----              ---          ----------
         Total                                         1,499,200             1,581              --           1,500,781
                                                       ---------             -----              ---          ---------

Obligations of U.S. government
 agencies and corporations:
     Within one year                                   1,005,685             9,627              --           1,015,312
     After one, but within five years                  4,875,445            90,630             2,500         4,963,575
                                                       ---------            ------             -----         ---------
         Total                                         5,881,130           100,257             2,500         5,978,887
                                                       ---------           -------             -----         ---------

Mortgage-backed securities:
   Federal National Mortgage Association:
     After one, but within five years                     16,961               343              --              17,304
   Federal Home Loan Mortgage Corp.:
     After five, but within ten years                    368,656            16,937              --             385,593
                                                         -------            ------             ----            -------
         Total                                           385,617            17,280              --             402,897
                                                         -------            ------             ----            -------

Corporate securities (1)                                  12,500              --                --              12,500
                     --                                   ------             ----              ----             ------
Federal Reserve Bank Stock (1)                           162,700              --                --             162,700
                           --                            -------             ----             ----             -------
Federal Home Loan Bank Stock (1)                         251,500              --                --             251,500
                             --                          -------             ----             ----             -------
         Total investment securities                  $8,192,647        $  119,118        $    2,500        $8,309,265
                                                      ==========        ==========        ==========        ==========

(1) Corporate securities, Federal Reserve Bank and Federal Home Loan Bank Stocks have no stated maturities.

    Securities available for sale at December 31, 1996 and 1995 are summarized below:

                                                                               1996
                                                --------------------------------------------------------------
                                                                       Gross           Gross
                                                  Adjusted           Unrealized      Unrealized         Market
                                                 Cost Basis            Gains           Losses           Value
                                                 ----------            -----           ------           -----
Obligations of U.S. government
 agencies and corporations:
     Within one year                             $ 8,088,415        $     2,098     $     7,411      $ 8,083,102
     After one, but within five years              3,135,000               --            12,820        3,122,180
                                                   ---------              -----          ------        ---------
         Total                                   $11,223,415        $     2,098     $    20,231      $11,205,282
                                                 ===========        ===========     ===========      ===========

                                                                               1995
                                                  -------------------------------------------------------------
                                                                     Gross           Gross
                                                  Adjusted         Unrealized       Unrealized         Market
                                                 Cost Basis           Gains           Losses           Value
                                                 ----------           -----           ------           -----
    U.S. Treasury:
         Within one year                        $ 1,995,654        $    6,220      $     --        $ 2,001,874
                                                 -----------           -------        ------        -----------
             Total                                1,995,654             6,220            --          2,001,874
                                                  ---------             -----         ------         ---------

Obligations of U.S. government
 agencies and corporations:
     Within one year                              2,501,562             1,249            --           2,502,811
     After one, but within five years             1,000,000             3,721            --           1,003,721
                                                  ---------             -----          -----          ---------
         Total                                    3,501,562             4,970            --           3,506,532
                                                  ---------             -----          -----          ---------
         Total securities available for sale    $ 5,497,216        $   11,190        $   --         $ 5,508,406
                                                 ==========        ==========          ======         ==========

     Securities in the amount of approximately $14,938,000 and $8,616,000 were pledged to collateralize public deposits and repurchase agreements at December 31, 1996 and 1995, respectively.

     The Company had no securities whose book value as to any single issuer exceeded 10% of stockholders' equity. During 1996, the Company held one security totaling $310,000 which was exempt from federal taxation. No securities which were exempt from federal taxation were held during 1995.

     During 1994, the Company reclassified $3,500,000 in securities previously classified as available for sale to the held to maturity portfolio, resulting in an unrealized loss, net of taxes, on the date of transfer of approximately $86,000. This unrealized loss is recorded in equity and amortized as a yield adjustment over the remaining terms of the reclassified securities. This amortization of approximately $63,000, net of taxes, as of December 31, 1996, coupled with unrealized losses in the remaining available for sale portfolio of $11,000, net of taxes, brought the equity balance of unrealized loss on securities to $34,000 at December 31, 1996.


4.   Loans
     Loans at December 31, 1996 and 1995 are summarized as follows:

                                                        1996           1995
                                                        ----           ----
       Commercial and industrial                     $39,418,672   $ 43,547,303
       Real estate:
         Commercial mortgage                          24,840,270     12,603,988
         Residential mortgage                          2,630,845      1,546,590
         Construction and development                  4,139,569      2,617,836
       Installment to individuals                      2,202,615      3,652,022
                                                       ---------      ---------
                                                      73,231,971     63,967,739
       Less:  Deferred income and unearned discounts    (218,558)      (375,344)
                                                        --------       --------

         Total                                      $ 73,013,413   $ 63,592,395
                                                    ============   ============

     Loan concentrations at December 31, 1996 and 1995 are summarized as follows:

                                                   1996       1995
                                                   ----       ----

                 Service industry                   38%        38%
                 Real estate development/finance    30         32
                 Wholesale/retail                   22         21
                 Other                              10          9
                                                    --          -
                            Total                  100%       100%
                                                   ===        ===

A substantial portion, $50,211,000, or approximately 69%, at December 31, 1996, and $41,418,000, or approximately 65%, at December 31, 1995, of the Company's loans are secured by real estate in the Washington, D.C. metropolitan area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the Washington metropolitan area.

     Transactions in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                                       1996               1995               1994
                                                       ----               ----               ----

    Balance at January 1                            $ 1,273,965       $ 1,289,562        $ 1,385,875

      Provision (benefit) for loan losses              (275,000)              --            221,572

      Recoveries:
        Commercial                                       52,082            55,372            122,393
        Real estate:
          Commercial mortgage                               680             9,516                --
          Residential mortgage                               --               --              3,000
        Installment to individuals                      111,981            33,105             30,981
                                                        -------            ------             ------
            Total recoveries                            164,743            97,993           156,374
                                                        -------            ------           -------

      Loans charged off:
        Commercial                                      (71,937)           (14,551)         (429,090)
        Installment to individuals                      (43,284)           (99,039)          (45,169)
                                                        -------            -------           -------
            Total loans charged off                    (115,221)          (113,590)         (474,259)
                                                       --------           --------          --------
            Net recoveries (charge-offs)                 49,522            (15,597)         (317,885)
                                                         ------            -------          --------

    Balance at December 31                          $ 1,048,487         $ 1,273,965     $ 1,289,562
                                                    ===========         ===========     ===========


Included in the accompanying consolidated balance sheets are certain loans that are accounted for on a nonaccrual basis. These nonaccrual loans totaled approximately $963,000, $1,561,000 and $1,244,000 at December 31, 1996, 1995 and
1994, respectively. Had the loans been current in accordance with their original terms, gross interest income for these loans would have been $124,000, $212,000 and $150,000 in 1996, 1995 and 1994, respectively. Actual recorded interest income on these loans was $0, $40,000 and $53,000 in 1996, 1995 and 1994, respectively. Nonaccrual loans include $607,000, $875,000 and $1,013,000 in loans guaranteed by the U.S. Small Business Administration at December 31, 1996, 1995 and 1994, respectively. These loans are guaranteed for an average of 97.9% of the outstanding balance, or $594,000, 84.9% of the outstanding balance, or $743,000, and 87.3% of the outstanding balance, or $884,000 at December 31, 1996, 1995 and 1994, respectively. Also included in the accompanying consolidated balance sheets are $573,000, $1,245,000 and $1,301,000 in loans at December 31, 1996, 1995 and 1994, respectively, restructured due to a deterioration in the financial condition of the borrowers. Actual interest income recorded subsequent to the date of restructuring on loans reported as restructured at each year-end was $63,000, $124,000 and $110,000 in 1996, 1995 and 1994, respectively. As of year-end 1996, 1995 and 1994, these loans were performing substantially in accordance with the restructured terms. The Company had no commitments to lend additional funds to any of the borrowers whose loans are recorded as nonaccrual or restructured at December 31, 1996, 1995 and 1994. At December 31, 1996, 1995 and 1994, the Company had $153,000, $6,000 and
$3,000, respectively, in loans greater than 90 days delinquent which were still accruing. These loans consisted primarily of loans which were both adequately secured and in the process of collection.

A loan is considered impaired when, based on current information and events, the Company deems it probable it will be unable to collect all amounts contractually due under the loan. The recorded investment in impaired loans was $1,955,000 and $2,790,000 at December 31, 1996 and 1995, respectively. Of the balance at December 31, 1996 and 1995, $1,509,000 and $2,775,000, respectively, are nonaccrual or restructured loans. Included in these amounts for December 31, 1996 and 1995, respectively, are $1,855,000 and $1,631,000 of impaired loans for which the related impairment allowance is $264,000 and $416,000. Loans that do not have an impairment allowance were $100,000 and $1,037,000 at December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans was $2,619,000 and $2,918,000 during 1996 and 1995, respectively. Interest income recognized on impaired loans during the years ended December 31, 1996 and 1995 which has not been disclosed above in the discussion of nonaccrual and restructured loans was $19,000 and $2,000, respectively. The allowance for credit losses contains additional amounts for impaired loans as deemed necessary to maintain allowances at levels considered adequate by management.

The Company has engaged in banking transactions in the ordinary course of business with some of its directors, officers, principal shareholders and their associates. Management believes that all loans or commitments to extend loans and the payment of overdrafts included in such transactions are made on the same terms, including interest rates and collateral, as those prevailing at the time of comparable loans with other persons and do not involve more than the normal risk of collectibility. At December 31, 1996 and 1995, none of these loans are either reported as nonaccrual, restructured or classified. The aggregate amount of loans to related parties for the years ended December 31, 1996 and 1995 was as follows:

                                            1996            1995
                                            ----            ----

              Balance at January 1     $   532,577    $   726,153

                Additions                1,261,700        481,774
                Repayments                (542,609)      (675,350)
                Retirements                (14,816)          --
                                           -------       -------
              Balance at December 31   $ 1,236,852    $   532,577
                                       ===========    ===========

5.   Bank Premises and Equipment
     Bank premises and equipment at December 31, 1996 and 1995 is summarized as follows:

                                                        1996           1995
                                                        ----           ----

    Furniture, fixtures and equipment                $ 1,811,318    $ 1,351,454
    Leasehold improvements                               960,081        692,936
                                                         -------        -------

      Total, at cost                                   2,771,399      2,044,390
    Less: Accumulated depreciation and amortization   (1,931,348)    (1,766,873)
                                                      ----------     ----------

      Total, net                                     $   840,051    $   277,517
                                                     ===========    ===========

Amounts  charged  to  operating   expenses  for  depreciation  and  amortization
aggregated approximately $165,000, $146,000 and $154,000 in 1996, 1995 and 1994,
respectively.


6.   Interest-Bearing Deposits
     Related party deposits totaled approximately $5,376,000 and $2,481,000 at December 31, 1996 and 1995, respectively. In management's opinion, rates paid on these deposits, where applicable, are available to others at the same terms.

     At December 31, 1996 and 1995, brokered deposits totaled approximately $7,674,000 and $7,090,000, respectively. At December 31, 1996, time deposits totaling $300,000 have scheduled maturities greater than one year as follows:

                    1998                              $ 200,000
                    1999                                100,000
                                                        -------
                                                      $ 300,000
                                                      =========


7.   Leasing Arrangements
     The Company leases its main office space under two leases which expire in 2002. The Company also leases space for three branch offices and two automated teller machines. The leases on the Union Station branch and the two automated teller machines expire in 1998 and 1999, respectively. The lease on the Dupont Circle East branch expires in 2016. The M Street branch is leased on a month to month basis. All leases are classified as operating leases. In January 1997, the Bank entered into a lease for a branch location in Chinatown, to expire in 2007.

The following is a schedule of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996:

                                                     Lease
                                                   Payments
                                                   --------

                      1997                          $ 441,935
                      1998                            438,156
                      1999                            375,888
                      2000                            373,875
                      2001                            373,875
                      2002 and thereafter             995,337

Rental expense in 1996, 1995 and 1994 was approximately $464,000, $408,000 and $452,000, respectively.


8.  Income Taxes
     Income tax expense attributable to income from continuing operations for 1996, 1995 and 1994 consists of:

                                         1996            1995             1994
                                         ----            ----             ----
Current:
  Federal                             $ 484,762       $ 428,452       $(167,026)
  District of Columbia                  131,883         139,687         (87,020)
                                        -------         -------         -------

                                        616,645         568,139        (254,046)
                                        -------         -------        --------
Deferred:
  Federal                                 6,290        (160,540)        167,026
  District of Columbia                   24,884        (139,687)         87,020
                                         ------        --------          ------

                                         31,174        (300,227)        254,046
                                         ------        --------         -------
Total:
  Federal                               491,052         267,912            --
  District of Columbia                  156,767            --              --
                                        -------         -------           ----

                                      $ 647,819       $ 267,912       $    --
                                      =========       =========          =====


     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                                           1996                    1995                    1994
                                                           ----                    ----                    ----
                                                      Amount      %          Amount       %          Amount      %
                                                      ------      -          ------       -          ------      -
    Tax expense at statutory rate                   $ 603,542   34.0%      $ 417,116    34.0%       $(62,605)  (34.0)%
    Increase (decrease) in taxes
      resulting from District of
      Columbia franchise tax, net
      of Federal tax effect                           103,466    5.8         124,952    10.2         (31,583)  (17.2)
    Other                                             (59,189)  (3.3)         37,235     3.0           2,550     1.4
    Change in  valuation allowance                         --     --        (311,391)  (25.4)         91,638    49.8
                                                       ------   -----        ------    ----           ------    -----
                                                    $ 647,819   36.5%      $ 267,912    21.8%       $    --     0.0%
                                                    =========   ====       =========    ====         ========   ===

The significant components of deferred income tax expense attributable to income from continuing operations for the year ended December 31, 1996, 1995 and 1994 are as follows:

                                                                   1996        1995            1994
                                                                   ----        ----            ----
    Deferred tax benefit (exclusive of the
      effects of other components listed below)               $   31,174     $   11,164     $ 162,409
    Increase (decrease) in the valuation allowance
      for deferred tax assets                                       --         (311,391)       91,637
                                                                  ------        ------         ------
                                                              $   31,174     $ (300,227)    $ 254,046
                                                              ==========     ==========     =========


    The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995:

                                                           1996         1995
                                                           ----         ----
    Deferred tax assets:
      Allowance for loan losses                       $ 186,959      $197,595
      Interest income on nonaccrual loans                24,507        51,401
      Deferred loan fees                                 87,070        76,344
      Furniture and equipment                            88,309       101,962
      Unrealized losses on securities                    23,275        26,778
      Compensated absences                               18,699         8,184
                                                         ------         -----
        Total gross deferred tax assets                 428,819       462,264

    Deferred tax liabilities:
      Prepaid expenses                                  (9,649)       (19,513)
      Other                                             (14,622)            --
                                                        -------         ------
        Total gross deferred tax liabilities            (24,271)      (19,513)
                                                        -------       -------
        Net deferred tax assets                       $ 404,548      $ 442,751
                                                      =========      =========


Deferred income tax assets at December 31, 1996 and 1995 were $404,548 and $442,751, respectively, and are included in other assets in the accompanying financial statements. Also included in other assets at December 31, 1996 and 1995, were current tax receivables of $18,000 and $54,000, respectively. Included in other liabilities at December 31, 1996 and 1995, were current tax payables of $46,000 and $61,000, respectively.


9.   Long-Term Borrowings/Debt
     On October 1, 1996, the Bank entered into an agreement to borrow funds from the Federal Home Loan Bank of Atlanta ("FHLB"). The principal balance of this note shall be repaid in 146 monthly installments commencing on November 1, 1996 through the note's maturity on December 1, 2008. The rate of interest payable on the principal balance of this note is fixed at 6.95%. The outstanding balance of loans pledged at December 31, 1996 to collateralize this debt is disclosed in Note 10 below. Annual principal maturities as of December 31, 1996 are as follows:

                  1997                               $ 57,516
                  1998                                 58,588
                  1999                                 64,402
                  2000                                 70,794
                  2001                                 77,821
                  2002 and thereafter                 809,694
                                                      -------
                                                   $1,138,815
                                                   ==========

     On May 21, 1996, the Bank repaid its long-term capital note with Minbanc Capital Corp. At December 31, 1995, the balance due on the note, which carried an interest rate on that date of 6.00%, was $186,250 due to be repaid in ten quarterly installments of $18,625 each. Prior to the repayment, the note agreement restricted the total cash dividends which could be paid by the Bank in any twelve month period to 25% of net operating income.

10.  Short-term Borrowings
     Short-term borrowings consist primarily of Federal funds purchased and securities sold under repurchase agreements. Federal funds purchased represent overnight funds, while securities sold under repurchase agreements generally involve the receipt of immediately available funds which mature in one business day or roll over under a continuing contract.

     The balance of securities sold under repurchase agreements at December 31, 1996 and 1995 of $1,916,689 and $1,785,402, respectively, represents funds received by the Company for securities sold to customers of the Company, at the customer's request, which mature in one business day but roll over under a continuing contract. In accordance with these contracts, the underlying securities sold are U.S. Treasuries or government agencies which are segregated from the Company's other investment securities in the Bank's Federal Reserve Bank account. The book value of the underlying securities sold under these repurchase agreements at December 31, 1996 and 1995 was approximately $2,296,000 and $2,060,000, respectively. The market value of these same securities at December 31, 1996 and 1995 was $2,295,000 and $2,094,000, respectively. At maturity, the same security is repurchased by the Company.

     Repurchase agreements are entered into with related parties in the normal course of business. At December 31, 1996 and 1995, such related party repurchase agreements totaled approximately $757,000 and $500,000, respectively. In management's opinion, rates paid on these repurchase agreements are available to others at the same terms.

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

     Other short-term borrowings during 1995 consist of borrowings from the FHLB for liquidity purposes. Borrowings are collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. Although no short-term FHLB borrowings are outstanding at December 31, 1996 and 1995, the outstanding balances of loans pledged at December 31, 1996 and 1995 to collateralize long-term borrowings as well as future short-term borrowings from the FHLB was $2,557,000 and $3,194,000, respectively. The collateral value of the loans pledged at December 31, 1996 and 1995 was $1,860,000 and $2,127,000,
     respectively.

     Short-term borrowings for 1996 and 1995 are summarized below:

                                                                           1996               1995
                                                                           ----               ----
    Federal funds purchased
    Balance at end of year                                                 $   --           $     --
    Daily average balance outstanding during year                              --              89,114
    Maximum balance outstanding as of any month-end during year                --             850,000
    Daily average interest rate during year                                    --                5.34%

    Securities sold under repurchase agreements
    Balance at end of year                                               $ 1,916,689       $ 1,785,402
    Daily average balance outstanding during year                          2,147,737         1,510,954
    Maximum balance outstanding as of any month-end during year            3,042,801         3,217,340
    Daily average interest rate during year                                  4.87%               5.57%
    Average interest rate on balance at end of year                          5.95%               4.92%

    Other short-term borrowings
    Balance at end of year                                                 $   --           $     --
    Daily average balance outstanding during year                              --              103,493
    Maximum balance outstanding as of any month-end during year                --            1,200,000
    Daily average interest rate during year                                    --                6.15%

11.  Commitments and Contingent Liabilities
     In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. At December 31, 1996 and 1995, the Company had outstanding letters of credit aggregating approximately $1,806,000 and $706,000, commitments to originate variable rate loans aggregating approximately $18,026,000 and $13,867,000, and commitments to originate fixed rate loans aggregating approximately $2,464,000 and $1,410,000, respectively.

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

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support lease and security deposits and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities and other collateral supporting those commitments for which collateral is deemed necessary. The portion of letters of credit which are collateralized was 47% and 100% at December 31, 1996 and 1995, respectively.

     Under the terms of an employment agreement with the President and Chief Executive Officer of the Company and the Bank, the Company is obligated to make payments totaling up to $389,000 to her under certain conditions, in the event her employment is terminated. In addition, upon termination, certain unvested stock options granted to the President and Chief Executive Officer shall become immediately vested. Such unvested options are estimated to have an aggregate value of approximately $304,000 at December 31, 1996.

     Under the terms of severance agreements with seven key management officials of the Bank, at December 31, 1996 the Bank is obligated to make payments totaling $539,000 under certain conditions in the event of a change in control of the Company or the Bank.

     The Company maintains directors' and officers' liability insurance in the amount of $2,000,000, subject to certain exclusions. In addition, according to the by-laws, the Company is obligated to indemnify any director or officer for losses incurred to the full extent authorized or permitted by Delaware general corporation law.


12.  Restrictions on Dividend Payments and Loans by Affiliated Bank
     Any dividends payable by the Company are dependent on dividends payable from the Bank to the Company. Federal banking laws restrict the total dividend payments that a national banking association may make during any calendar year to the total net income of the bank for the current year plus retained net income for the preceding two years, except with the prior written approval of the Office of the Comptroller of the Currency. At December 31, 1996, approximately $1,774,000 of retained earnings of the Bank was available for dividend declarations without prior regulatory approval. The Federal Reserve Board has issued a statement effective November 14, 1985 which indicates that dividends should only be paid out of net income available to common shareholders over the past year. At December 31, 1996, approximately $660,000 of retained earnings of the Company was available for dividend declaration without prior regulatory approval. Restrictions are also imposed upon the ability of the Bank to make loans to the Company, purchase stock in the Company or use the Company's securities as collateral for indebtedness of the Bank. At December 31, 1996, the Company and the Bank were in compliance with regulatory requirements.


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

                            Condensed Balance Sheets

                                                                                             December 31,
                                                                                             ------------
                                                                                      1996                 1995
                                                                                      ----                 ----
Assets
Due from banks and interest-bearing balances with subsidiary bank                $  3,794,594         $    248,797
Investment in subsidiary bank                                                       7,195,748            6,364,594
Loans                                                                               2,195,030                   --
Less: Allowance for loan losses                                                       (25,000)                  --
                                                                                      -------              -------
   Loans, net                                                                       2,170,030                   --
Dividend receivable from subsidiary bank                                                   --               71,211
Other assets                                                                          151,023                8,459
                                                                                      -------                -----

    Total assets                                                                 $ 13,311,395         $  6,693,061
                                                                                 ============         ============

Liabilities and Stockholders' Equity
Liabilities:
  Other liabilities                                                              $    171,198         $     74,195
Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 5,000,000 shares;  issued
    1,654,712 shares in 1996 and 859,212 in 1995;
    outstanding 1,650,032 shares in 1996 and 854,532 shares in 1995                    16,547                8,592
  Additional paid-in capital                                                       12,172,435            6,147,421
  Retained earnings                                                                 1,157,716              491,563
                                                                                    ---------              -------
                                                                                   13,346,698            6,647,576
  Less:  Employee Stock Ownership Plan shares, 20,319 shares at cost                 (177,791)                 --
  Less:  Treasury Stock, 4,680 shares at cost                                         (28,710)             (28,710)
                         -----                                                        -------              -------
    Total stockholders' equity                                                     13,140,197            6,618,866
                                                                                   ----------            ---------
    Total liabilities and stockholders' equity                                   $ 13,311,395          $ 6,693,061
                                                                                 ============          ===========



                       Condensed Statements of Operations

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                  1996              1995            1994
                                                                  ----              ----            ----
Income
 Dividends from subsidiary bank                              $ 307,425        $ 213,633      $        --
  Interest earned on balances with subsidiary bank             115,427            4,906            5,881
  Interest on loans                                             27,218               --               --
  Interest on securities available for sale                        --                --            7,518
  Management fees earned from subsidiary bank                      --               444           31,880
                                                                 ----             -----           ------
    Total income                                               450,070          218,983           45,279

Expenses
  Salaries and benefits                                          6,500              --               --
  Professional fees                                             44,009          125,569          433,641
  Provision for loan losses                                     25,000              --               --
  Other                                                        176,863           75,046          157,315
                                                               -------           ------          -------
    Total expenses                                             252,372          200,615          590,956
                                                               -------          -------          -------
      Income (loss) before taxes and equity
        in undistributed net income of subsidiary              197,698           18,368         (545,677)
Applicable income tax benefit                                  104,730          300,993               --
                                                               -------          -------           ------
      Income (loss) before  equity
        in undistributed net income of subsidiary              302,428          319,361         (545,677)

Equity in undistributed net income of subsidiary               824,877          639,537          361,545
                                                               -------          -------          -------

      Net income (loss)                                     $1,127,305        $ 958,898       $ (184,132)
                                                            ==========          ========       ==========

                       Condensed Statements of Cash Flows

                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                                           1996              1995              1994
                                                                           ----              ----              ----
Operating Activities
Net income (loss)                                                    $ 1,127,305          $ 958,898     $  (184,132)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Equity in undistributed net income of subsidiary                    (824,877)         (639,537)        (361,545)
    Provision for loan losses                                             25,000                --               --
    Dividends declared from subsidiary bank not received                      --           (71,211)              --
    Other, net                                                           (10,643)          (97,910)          94,102
                                                                         -------           -------           ------
       Net cash provided (used) by operating activities                  316,785           150,240         (451,575)

Investing Activities
Proceeds from maturity of securities available for sale                      --                 --          450,000
Net increase in lines of credit                                       (1,010,546)               --               --
Loans originated                                                      (1,242,500)               --               --
Principal collected on loans                                              58,016                --               --
                                                                          ------             ------           ------
       Net cash provided (used) by investing activities               (2,195,030)               --          450,000

Financing Activities
Proceeds from issuance of common stock, net                            6,018,928               --               --
Loan to Employee Stock Ownership Plan                                   (218,750)               --              --
Cash dividends paid to stockholders                                     (376,136)          (71,211)             --
                                                                        --------           -------           ------
    Net cash used by financing activities                              5,424,042           (71,211)             --
                                                                       ---------           -------           ------

       Increase (decrease) in cash and cash equivalents                3,545,797            79,029           (1,575)
       Cash and cash equivalents at beginning of year                    248,797           169,768          171,343
                                                                         -------           -------          -------

       Cash and cash equivalents at end of year                      $ 3,794,594         $ 248,797      $   169,768
                                                                     ===========         =========      ===========


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

     The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Institutions categorized as "undercapitalized" or below are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

     To be considered "well-capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. At December 31, 1996 and 1995, both the Company and the Bank were considered "well-capitalized." The table below present the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at December 31, 1996. The Company and the Bank are considered "well-capitalized" under regulatory guidelines.

                                                                                          Minimum
                                                 Company                  Bank            Capital
                                            Amount       Ratio     Amount       Ratio   Requirements
                                            ------       -----     ------       -----   ------------
                                                     (Dollars in thousands)

    Leverage ratio 1                      $ 13,174    13.81%      $ 7,230       7.61%      4.00%
    Tier 1 risk-based ratio 2               13,174    16.22         7,230       9.19       4.00
    Total risk-based ratio 2                14,190    17.47         8,213      10.44       8.00

    1   Based on annual average assets
    2   Based on risk-adjusted assets


15.  Employee Benefits
     The Company has adopted a Nonqualified Stock Option Plan for certain officers and key employees and has reserved 90,000 shares of common stock for options to be granted under the plan. No options have been granted to date.

     On January 23, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. The options vest beginning in 1996 at an annual rate of 20% at the end of each year and become fully vested in the event of a Change in Control, as defined in the Directors Plan, or in the event that the Director leaves the Board. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 16,416 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $6.74 for directors and $7.93 for employees. As of December 31, 1996, no options have been exercised under these plans.

     On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. The options granted under both the 1996 Directors Plan and the 1996 Employee Plan vest beginning in 1997 at an annual rate of 33.3% at the end of each year and become fully vested in the event of a Change in Control, as defined in the 1996 Directors Plan and the 1996 Employee Plan. Options under both plans expire not later than ten years after the date of grant. Options for a total of 22,113 shares of common stock are available for grant under the above Plans. Options totaling 20,608 were granted in 1996 at a price of $9.13 for directors and $10.74 for employees. No options have been exercised under these plans.

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

     The Company accounts for its stock option plans under APB Opinion No. 25. In accordance with APB Opinion No. 25, no compensation expense has been recorded for the Employee Plan and the 1996 Employee Plan and compensation expense of $19,000 in 1996 has been recorded for the Directors Plan, the 1996 Directors Plan and the options granted to the President and Chief Executive Officer which is an amount equal to the difference between the quoted market price of the stock at the date of grant and the amount the employee/director is required to pay, ratably over the options' vesting periods.

     Had compensation cost for these plans been determined consistent with SFAS No. 123 the Company's net income and earnings per share for 1996 would have been $1,105,000 and $.92, respectively.

     A summary of the status of the Company's four stock option plans and the one out-of-plan stock option grant at December 31, 1996 and changes during the year then ended is presented in the table and narrative below:

                               Directors Plans and
                                                              CEO Grants                 Employee Plans
                                                              ----------                 --------------
                                                                       Wtd Avg                      Wtd Avg
                                                       Shares         Ex Price         Shares      Ex Price
                                                       ------         --------         ------      --------
    Outstanding at beginning of year                       0         $     --              0      $     --
    Granted                                            89,349             6.95        22,675           9.50
    Exercised                                             --               --             --            --
    Forfeited/Expired                                     --               --             --            --
    Outstanding at end of year                         89,349             6.95        22,675           9.50
    Exercisable at end of year                         16,286             6.74         9,987           7.93
    Weighted average fair value of options granted   $    .43                       $   2.19

     At December 31, 1996, options granted under the Directors Plan and the 1996 Directors Plan and under the Non-Qualified Stock Option Agreement between the Company and the President and Chief Executive Officer have exercise prices between $6.74 and $9.13, with a weighted average exercise price of $6.95 and a weighted average remaining contractual life of 9.1 years. Of these options 16,286 are exercisable. At December 31, 1996, options granted under the Employee Plan and the 1996 Employee Plan have exercise prices between $7.93 and $10.74, with a weighted average exercise price of $9.50 and a weighted average remaining contractual life of 9.5 years. Of these options, 9,987 are exercisable.

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes-based option pricing model (Noreen Wolfson) with the following weighted average assumptions used for grants in 1996: risk-free interest rate of 5.81%; expected dividend yields of 5.04%; expected lives of 10 years; and expected volatility of 50%.

     On April 16, 1996, the Company and the Bank adopted an employee stock ownership plan ("ESOP") with 401(k) provisions, replacing the Bank's former 401(k) Plan, which covered all full-time employees 21 years of age or older who have completed one year of service. Participants may elect to contribute to the ESOP a portion of their salary, which may not be less than 1% nor more than 15%, of their annual salary (up to $9,500 for 1996). In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Employee contributions and the employer's matching contributions immediately vest. The initial employer's discretionary contribution was immediately vested. All future employer's discretionary contributions are vested as follows: 33 and 1/3% for one year of service; 66 and 2/3% for two years of service; 100% for three years of service, however, an employee's vested percentage will not be less than their vested percentage under the former 401(k) Plan.

     The Company made matching contributions to the Plan of $23,000, $34,000 and $40,000 in 1996, 1995 and 1994, respectively. These amounts are included in salaries and employee benefits in the accompanying consolidated statements of operations. In 1996, the Company made an additional discretionary contribution of 4,681 shares of Company stock, at a fair market value of $55,000 on December 31, 1996, from the 25,000 shares purchased by the ESOP to all eligible employees. This amount is included in salaries and benefits for 1996 in the accompanying consolidated statements of operations. As of December 31, 1996, these 4,681 shares are committed to be released and the remaining 20,319 shares are unearned ESOP shares held in suspense. Dividends paid on allocated shares may be paid to participants or used to repay the ESOP loan. Dividends on unallocated shares are expected to be used to repay the ESOP loan. The participating employee has certain put rights in the event that the common stock distributed cannot be readily sold. Only shares which are allocated or committed to be released are considered for purposes of computing earnings per share. The fair value of the unearned ESOP shares at December 31, 1996 is $239,000.


16.  Other Operating Expense
     Other operating expense for 1996, 1995 and 1994 is summarized as follows:

                                                     1996              1995             1994
                                                     ----              ----             ----

    Courier service and bank security             $ 169,207        $  149,689       $  148,884
    Stationery and office supplies                   97,602            75,585          103,017
    Advertising                                      85,572            14,616           27,483
    FDIC insurance premiums                           2,363            84,607          171,582
    Employment litigation expense                       --                --           387,000
    Other                                           554,354           456,503          548,478
                                                    -------           -------          -------

         Total other operating expense            $ 909,098         $ 781,000      $ 1,386,444
                                                  =========         =========      ===========

     The Company has engaged in transactions in the ordinary course of business with some of its directors, officers, principal stockholders and their associates. Management believes that all such transactions are made on the same terms as those prevailing at the time with other persons. The Company expensed $5,000, $15,000 and $32,000 during 1996, 1995 and 1994, respectively, to such related parties in connection with public relations activities. The Company expensed $9,000 and $17,000 to such related parties for legal services during 1996 and 1995, respectively.


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


18.  Fair Value of Financial Instruments
     During 1995, the Company adopted SFAS No. 107, which requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are estimates at a specific point in time and are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values would not necessarily be realized in an immediate sale or settlement of the instrument. The disclosure requirements of SFAS No. 107 exclude certain financial instruments and all nonfinancial instruments. The estimated fair values presented do not give effect to the values associated with the Company's banking business, existing customer relationships, branch network, property or equipment. Also, under SFAS No. 107, the fair value of noninterest bearing demand deposits, savings and NOW accounts and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. Accordingly, the aggregate fair value amounts presented do not represent management's estimation of the underlying value of the Company.

     The following are the estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 followed by a general description of the methods and assumptions used to estimate such fair values.


                                                         1996                               1995
                                                         ----                               ----
                                               Carrying        Estimated         Carrying        Estimated
                                                 Amount        Value               Amount        Value
                                                 ------        -----               ------        -----
    Financial assets
         Cash and due from banks           $ 9,785,132       $ 9,785,132      $ 4,953,200       $ 4,953,200
         Short-term investments              5,579,000         5,579,000        9,961,715         9,961,715
         Securities available for sale      11,205,282        11,205,282        5,508,406         5,508,406
         Investment securities              11,640,813        11,679,607        8,192,647         8,309,265
         Loans                              73,013,413                         63,592,395
         Less: Allowance for loan losses    (1,048,487)                        (1,273,965)
                                            ----------                         ----------
             Net loans                      71,964,926        72,097,490       62,318,430        62,145,121

    Financial liabilities
         Noninterest-bearing deposits       23,678,374        23,678,374       23,443,937        23,443,937
         Interest -bearing deposits
           with no stated maturity          38,952,758        38,952,758       30,052,322        30,052,322
          Time deposits                     32,523,608        32,463,709       29,566,936        29,101,285
         Short-term borrowings               1,916,689         1,916,689        1,785,402         1,785,402
         Long-term borrowings/debt           1,138,815         1,137,349          186,250           186,250

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

          Long-term borrowings/debt. The fair values of long-term borrowings/debt are estimated by discounting the contractual cash flows for each instrument. The discount rate applied is based on the current incremental borrowing rates for similar arrangements with similar maturities.

          Commitments to extend credit and letters of credit. At December 31, 1996 and 1995, the Company had commitments to extend credit of $20,490,000 and $15,277,000 and letters of credit of $1,806,000 and
          $706,000, respectively. Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenant requirements. Non-credit card commitments generally have fixed expiration dates, are variable rate and contain termination and other clauses which provide for relief from funding in the event that there is a significant deterioration in the credit quality of the customer. Many loan commitments are expected to, and typically do, expire without being drawn upon. At December 31, 1996 and 1995, approximately 84% and 85%, respectively, of the Company's commitments to lend expire within one year or are otherwise cancelable. The rates and terms of the Company's commitments to lend and letters of credit are competitive with others in the markets in which the Company operates. Carrying amounts which are comprised of the unamortized fee income and, where necessary, reserves for any expected credit losses from these financial instruments, are immaterial.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     A change in accountants was previously reported in the Company's definitive proxy statement filed on September 5, 1996, pursuant to Item 304(a) of Regulation S-B. No disclosure is required under paragraph (b) of Item 304.

                                    PART III
                                    --------


     The information called for by Items 9, 10, 11 and 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by the Form 10-KSB.


Item 9. Directors and Executive Officers of the Registrant.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits, Financial Statement Schedules and Reports of Form 8-K.

         (a)      Exhibits

Exhibit
Number            Description of Exhibit
------            ----------------------

 3.1      Certificate of Incorporation of the Company, as amended (1)

 3.1.1    Amendment to the Certificate of Incorporation of the Company (2)

 3.2      By-laws of the Company, as amended (3)

 4.1.1 Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (4)

 4.1.2 First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (5)

 10.1     Non-qualified Stock Option Plan, as amended (6)

 10.2     Employee Incentive Stock Option Plan and Agreement (7)

 10.3     Directors Stock Option Plan and Agreement (8)

 10.4     Non-Qualified Stock Option Agreement (9)

 10.5     1996 Employee Incentive Stock Option Plan and Agreement

 10.6     1996 Directors Stock Option Plan and Agreement

 10.7 Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions, as amended and restated effective
          January 1, 1996

 10.8 Employment Agreement dated February 20, 1996 between the Company, the Bank and Barbara Davis Blum, as amended on March 29, 1996 (10)

 10.9 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee for Account Number p99904 and The Adams National Bank
          (11)

 10.10 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee for Account Number p99904 and The Adams National Bank
          (12)

 10.11 Lease Agreement dated April 21, 1988 between Union Station Joint Venture, Ltd. and The Adams National Bank (13)

 10.12 Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank
          (14)

 10.13 Amendment dated December 20, 1993 to Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (15)

 10.14 Lease Agreement dated December 20, 1993 between Union Station Joint Venture, Ltd., and The Adams National Bank (16)

 10.15 Sublease Agreement dated September 1, 1981, as amended September 1, 1984, between 2909 M Associates and The Adams National Bank (17)

 10.16 Lease Agreement dated March 6, 1996 between 1604 17th Street Limited Partners and The Adams National Bank. (18)

 10.17    Lease   Agreement   dated   January   8,   1997   between    Riverdale
          International, Inc. and The Adams National Bank.

 10.18 Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank (19)

 10.19 Special Program Financial Services Agreement dated December 30, 1993 between IBAA Bancard, Inc. and The Adams National Bank (20)

10.20 Deposit Insurance Transfer and Asset Purchase Agreement dated as of May 1, 1992 by and among the Federal Deposit Insurance Corporation as Receiver of Metropolitan Bank, N.A., the Federal Deposit Insurance Corporation and The Adams National Bank (21)

10.21 Asset Pool Proposal Form and the Asset Pool Sale Agreement dated as of July 6, 1993 by and among the Federal Deposit Insurance Corporation as Receiver of City National Bank, the Federal Deposit Insurance Corporation and The Adams National Bank (22)

10.22 Severance Agreement between the Bank and Alexander Beltran dated as of April 7, 1994 (23)

10.23 Severance Agreement between the Bank and Devin Blum dated as of April 7, 1994 (24)

10.24 Severance Agreement between the Bank and Thomas O. Griel dated as of April 7, 1994 (25)

10.25 Severance Agreement between the Bank Joyce R. Hertz dated as of April 7, 1994 (26)

10.26 Severance Agreement between the Bank and Kimberly J. Levine dated as of April 7, 1994 (27)

10.27 Severance Agreement between the Bank and Melrose Nathan dated as of April 7, 1994 (28)

10.28 Severance Agreement between the Bank and Bijan Partovi dated as of April 7, 1994 (29)

10.29 Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (30)

10.30 Employment Agreement between the Bank and Kate Walsh Carr dated as of January 21, 1997.

21        Subsidiaries of the Registrant (31)

23        Consent of KPMG Peat Marwick

27        Financial     Data    Schedule    for    Bank    Holding     Companies
------------------------------
(1) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2) Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4)       Incorporated   by  reference   to  Exhibits   1-3  of  the   Company's
          Registration Statement on Form 8-A dated April 12, 1994.

(5) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A/A dated April 21, 1995.

(6) Incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and
          Exhibit 10(i) of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

(7) Incorporated by reference to Exhibit 10.2.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(8) Incorporated by reference to Exhibit 10.2.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(9) Incorporated by reference to Exhibit 10.2.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10) Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(11) Incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(12) Incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(13) Incorporated by reference to Exhibit 10(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988.

(14) Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(15) Incorporated by reference to Exhibit 10.7.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(16) Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(17) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(18) Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(19) Incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(20) Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(21) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(22) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(23) Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(24) Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(25) Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(26) Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(27) Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(28) Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(29) Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8- K dated April 27, 1994 (earliest event reported April 7, 1994).

(30) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-A/A, dated April 21, 1995.

(31) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

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


                             ABIGAIL ADAMS NATIONAL BANCORP, INC.
                             ------------------------------------
                                      Registrant


Date:  March 26, 1997        By:      /s/ Barbara Davis Blum
                                      ----------------------
                                      Barbara Davis Blum
                                      Chairwoman of the Board,
                                      President and
                                      Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                     Title                          Date
       ---------                     -----                          ----



/s/ Barbara Davis Blum     Chairwoman of the Board, President   March 26, 1997
Barbara Davis Blum         and Chief Executive Officer
                           (Principal Executive Officer)


/s/ Shireen L. Dodson      Director                             March 26, 1997
Shireen Dodson


/s/ Susan Hager            Director                             March 26, 1997
Susan Hager


/S/ Jeanne Hubbard          Director                             March 26, 1997
Jeanne Hubbard


/s/ Clarence L. James, Jr. Director                             March 25, 1997
Clarence L. James, Jr.

                           Director                             March __, 1997
Marshall T. Reynolds


                           Director                             March 25, 1997
Robert L. Shell, Jr.


/s/ Dana Stebbins          Director                             March __, 1997
Dana Stebbins


/s/ Susan J. Williams      Director                             March 27, 1997
Susan J. Williams


/s/ Kimberly J. Levine     Senior Vice President,               March 26, 1997
Kimberly J. Levine         Treasurer and Chief Financial
                           Officer (Principal Financial
                           and Accounting Officer)

                                  EXHIBIT INDEX

                                                                   Page at Which
                                                                 Exhibit Appears
Exhibit                                                          in Sequentially
Number                    Description of Exhibit                   Numbered Copy
------                    ----------------------                   -------------

3.1       Certificate of Incorporation of the Company, as amended (1)

3.1.1     Amendment to the Certificate of Incorporation of the Company (2)

3.2       By-laws of the Company, as amended (3)

4.1.1 Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (4)

4.1.2 First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (5)

10.1      Non-qualified Stock Option Plan, as amended (6)

10.2      Employee Incentive Stock Option Plan and Agreement (7)

10.3      Directors Stock Option Plan and Agreement (8)

10.4      Non-Qualified Stock Option Agreement (9)

10.5      1996 Employee Incentive Stock Option Plan and Agreement

10.6      1996 Directors Stock Option Plan and Agreement

10.7 Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions, as amended and restated effective
          January 1, 1996

10.8 Employment Agreement dated February 20, 1996 between the Company, the Bank and Barbara Davis Blum, as amended on March 29, 1996 (10)

10.9 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee for Account Number p99904 and The Adams National Bank
          (11)

10.10 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee for Account Number p99904 and The Adams National Bank
          (12)

10.11 Lease Agreement dated April 21, 1988 between Union Station Joint Venture, Ltd. and The Adams National Bank (13)

10.12 Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank
          (14)

10.13 Amendment dated December 20, 1993 to Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (15)

10.14 Lease Agreement dated December 20, 1993 between Union Station Joint Venture, Ltd., and The Adams National Bank (16)

10.15 Sublease Agreement dated September 1, 1981, as amended September 1, 1984, between 2909 M Associates and The Adams National Bank (17)

10.16 Lease Agreement dated March 6, 1996 between 1604 17th Street Limited Partners and The Adams National Bank. (18)

10.17 Lease Agreement dated January 8, 1997 between Riverdale International, Inc. and The Adams National Bank.

10.18 Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank (19)

10.19 Special Program Financial Services Agreement dated December 30, 1993 between IBAA Bancard, Inc. and The Adams National Bank (20)

10.20 Deposit Insurance Transfer and Asset Purchase Agreement dated as of May 1, 1992 by and among the Federal Deposit Insurance Corporation as Receiver of Metropolitan Bank, N.A., the Federal Deposit Insurance Corporation and The Adams National Bank (21)

10.21 Asset Pool Proposal Form and the Asset Pool Sale Agreement dated as of July 6, 1993 by and among the Federal Deposit Insurance Corporation as Receiver of City National Bank, the Federal Deposit Insurance Corporation and The Adams National Bank (22)

10.22 Severance Agreement between the Bank and Alexander Beltran dated as of April 7, 1994 (23)

10.23 Severance Agreement between the Bank and Devin Blum dated as of April 7, 1994 (24)

10.24 Severance Agreement between the Bank and Thomas O. Griel dated as of April 7, 1994 (25)

10.25 Severance Agreement between the Bank Joyce R. Hertz dated as of April 7, 1994 (26)

10.26 Severance Agreement between the Bank and Kimberly J. Levine dated as of April 7, 1994 (27)

10.27 Severance Agreement between the Bank and Melrose Nathan dated as of April 7, 1994 (28)

10.28 Severance Agreement between the Bank and Bijan Partovi dated as of April 7, 1994 (29)

10.29 Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (30)


10.30 Employment Agreement between the Bank and Kate Walsh Carr dated as of January 21, 1997.

21        Subsidiaries of the Registrant (31)

23        Consent of KPMG Peat Marwick

27        Financial Data Schedule for Bank Holding Companies
------------------------------
(1) Incorporated by reference to Exhibit 3.1.1 of Amendment No. 2 to Form SB-2 filed July 9, 1996.

(2) Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3) Incorporated by reference to Exhibit 3.1.1 of Amendment No. 2 to Form SB-2 filed July 9, 1996.

(4)       Incorporated   by  reference   to  Exhibits   1-3  of  the   Company's
          Registration Statement on Form 8-A dated April 12, 1994.

(5) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A/A dated April 21, 1995.

(6) Incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and
          Exhibit 10(i) of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

(7) Incorporated by reference to Exhibit 10.2.2 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1995.

(8) Incorporated by reference to Exhibit 10.2.3 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1995.

(9) Incorporated by reference to Exhibit 10.2.4 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1995.

(10) Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(11) Incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(12) Incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(13) Incorporated by reference to Exhibit 10(f) of the Company's Quarterly Report on Form 10- Q for the quarter ended September 30, 1988.

(14) Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(15) Incorporated by reference to Exhibit 10.7.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(16) Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(17) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(18) Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(19) Incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(20) Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(21) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(22) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(23) Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated April 27, 1994 (earliest event reported April 7, 1994).

(24) Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated April 27, 1994 (earliest event reported April 7, 1994).

(25) Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated April 27, 1994 (earliest event reported April 7, 1994).

(26) Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated April 27, 1994 (earliest event reported April 7, 1994).

(27) Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated April 27, 1994 (earliest event reported April 7, 1994).

(28) Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated April 27, 1994 (earliest event reported April 7, 1994).

(29) Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated April 27, 1994 (earliest event reported April 7, 1994).

(30) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-A/A, dated April 21, 1995.

(31) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.