Form 10QSB
period 1997-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1997-05-15
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997
                              --------------------------



| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to________________

         Commission file number   0-10971
                                  -------

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of May 9, 1997:

             1,651,226 shares of Common Stock, Par Value $0.01/share
Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                              ---    ---

                                     PART I.
--------------------------------------------------------------------------------

Item 1 - Financial Statements
--------------------------------------------------------------------------------

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  March 31, 1997 and 1996 and December 31, 1996

                                                                                      March 31,         March 31,        Dec 31,
                                                                                        1997             1996              1996
                                                                                      -----------     -----------       ----------
Assets                                                                                (Unaudited)     (Unaudited)
Cash and due from banks                                                            $   6,292,403   $   4,478,105     $   9,785,132
Short-term investments:
  Federal funds sold                                                                   7,875,000      10,850,000         4,100,000
  Interest-bearing deposits in other banks                                             1,479,000         486,715         1,479,000
                                                                                       ----------    ------------        ---------
    Total short-term investments                                                       9,354,000      11,336,715         5,579,000

Securities available for sale                                                         10,069,844       4,997,870        11,205,282
Investment securities (market value of $10,510,704, $7,626,518 and $11,679,607 at March 31,1997, March 31, 1996 and
  December 31, 1996, respectively)                                                    10,522,526       7,563,546        11,640,813

Loans (net of deferred fees and unearned discounts)                                   78,632,100      60,214,781        73,013,413
  Less:  Allowance for loan losses                                                    (1,094,952)     (1,261,672)       (1,048,487)
                                                                                      -----------     -----------       -----------

      Loans, net                                                                      77,537,148      58,953,109        71,964,926
                                                                                      -----------     -----------       ----------

Bank premises and equipment, net                                                         865,669         287,175           840,051
Other assets                                                                           1,377,446       1,272,692         1,147,100
                                                                                    -------------    ------------     ------------
      Total assets                                                                 $ 116,019,036    $  88,889,212    $ 112,162,304
                                                                                   ==============   =============    =============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Demand deposits                                                                 $ 27,926,140    $ 20,571,738      $ 23,678,374
    NOW accounts                                                                       7,345,828       6,877,672         8,039,994
    Money market accounts                                                             20,160,965      22,159,158        29,533,210
    Savings accounts                                                                   1,594,957       1,296,342         1,379,554
    Certificates of deposit of $100,000 or greater                                    21,414,578      11,673,224        15,657,818
    Certificates of deposit less than $100,000                                        19,102,010      16,233,468        16,865,790
                                                                                    -------------    -----------       -----------
      Total deposits                                                                  97,544,478      78,811,602        95,154,740
                                                                                    -------------    ------------      -----------

  Short-term borrowings                                                                2,904,217      2,233,030          1,916,689
  Long-term borrowings/debt                                                            1,121,742         167,625         1,138,815
  Other liabilities                                                                    1,219,238         887,670           811,863
                                                                                   --------------  --------------    -------------
      Total liabilities                                                              102,789,675      82,099,927        99,022,107
                                                                                     ------------    ------------      -----------

Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 5,000,000 shares;  issued
     1,655,906 at March 31, 1997, 859,212 at March 31, 1996 and
    1,654,712 shares at December 31, 1996; outstanding 1,651,226 shares at March
    31, 1997, 854,532 shares at March 31, 1996 and 1,650,032
    shares at December 31, 1996                                                           16,559           8,592            16,547
  Surplus                                                                             12,182,300       6,147,421        12,172,435
  Retained earnings                                                                    1,277,587         698,652         1,191,706
                                                                                    -------------   -------------     ------------
                                                                                      13,476,446       6,854,665        13,380,688
  Less:  Employee Stock Ownership Plan shares, 20,278 shares at cost                    (177,433)           --            (177,791)
  Less:  Treasury stock, 4,680 shares at cost                                            (28,710)        (28,710)          (28,710)
  Less:  Unrealized loss on securities, net of taxes                                     (40,942)        (36,670)          (33,990)
                                                                                   --------------    ------------    -------------

      Total stockholders' equity                                                      13,229,361       6,789,285        13,140,197
                                                                                     ------------     -----------      -----------
      Total liabilities and stockholders' equity                                   $ 116,019,036    $ 88,889,212     $ 112,162,304
                                                                                   ==============   =============    =============

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1997 and 1996

                                   (Unaudited)
                                                                                     1997                 1996
                                                                                    ------               ------
Interest income
  Interest and fees on loans                                                      $1,697,427         $ 1,508,727
  Interest on securities available for sale:
    U.S. Treasury                                                                         --              26,562
    Obligations of U.S. government agencies and corporations                         152,881              47,311
                                                                                    ---------          ---------
        Total interest on securities available for sale                              152,881              73,873
  Interest and dividends on investment securities:
    U.S. Treasury                                                                     15,070               7,489
    Obligations of U.S. government agencies and corporations                         144,188              85,593
    Mortgage-backed securities                                                         4,797               8,128
    Obligations of states and municipalities                                           3,991                 --
    Other securities                                                                  12,078               7,036
                                                                                    ---------          ---------
        Total interest and dividends on investment securities                        180,124             108,246
  Interest on short-term investments:
    Federal funds sold                                                                51,961             109,238
    Deposits with other banks                                                         20,059               6,866
                                                                                  -----------        -----------
        Total interest on short-term investments                                      72,020             116,104
                                                                                  -----------          ---------
        Total interest income                                                      2,102,452           1,806,950
                                                                                  -----------         ----------

Interest expense
  Interest on deposits:
    NOW accounts                                                                      44,215              46,064
    Money market accounts                                                            250,664             217,388
    Savings accounts                                                                   9,628               8,686
    Certificates of deposit:
      $100,000 or greater                                                            233,693             171,469
      Less than $100,000                                                             214,634             238,675
                                                                                    ---------           --------
        Total interest on deposits                                                   752,834             682,282
     Federal funds purchased and
       repurchase agreements                                                          33,791              28,447
     Interest on long-term borrowings/debt                                            20,001               2,794
                                                                                    ---------          ---------
        Total interest expense                                                       806,626             713,523
                                                                                    ---------           --------
        Net interest income                                                        1,295,826           1,093,427

Other income
  Service charges on deposit accounts                                                291,077             172,269
  Other income                                                                        11,593              12,150
                                                                                  -----------          ---------
        Total other income                                                           302,670             184,419
                                                                                   ----------           --------

Other expense
  Salaries and employee benefits                                                     538,284             431,691
  Occupancy and equipment expense                                                    228,622             171,724
  Professional fees                                                                   64,633              42,617
  Data processing fees                                                                97,389              86,879
  Other operating expense                                                            271,281             168,423
                                                                                 ------------           --------
        Total other expense                                                        1,200,209             901,334
                                                                                  -----------           --------
       Income (loss) before taxes                                                    398,287             376,512
Applicable income tax expense                                                        149,316             138,479
                                                                                  -----------          ---------

        Net income                                                                $  248,971           $ 238,033
                                                                                  ===========          =========

        Net income per common share                                               $      .15           $     .28
                                                                                  ===========          =========

       Weighted average number of shares used to compute EPS                       1,630,165             860,940
                                                                                   =========             =======

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                For the Three Months Ended March 31, 1997and 1996
                                  (Unaudited)


                                                                                              Employee
                                                      Additional    Retained                  Stock       Unrealized
                                          Common         Paid-in    Earnings    Treasury      Ownership    Loss on
                                           Stock         Capital   (Deficit)       Stock       Plan       Securities      Total
                                           -----         -------   ---------       -----       ----       ----------      -----

Balance at January 1,1996            $     8,592    $  6,147,421   $  531,830    $(28,710)   $    ---     $  (40,267)   $ 6,618,866
  Net income                                ---             ---       238,033        ---          ---           ---         238,033
  Dividends declared                        ---             ---       (71,211)       ---          ---           ---         (71,211)
  Unrealized gain on securities,
     net of taxes                           ---             ---         ---          ---          ---          3,597          3,597
                                       ---------     -----------   ----------    --------      ---------    ---------     ---------

Balance at March 31, 1996            $     8,592    $  6,147,421   $  698,652    $(28,710)    $    ---    $  (36,670)   $ 6,789,285
                                     ===========    ============   ===========   =========     =========   ==========   ===========


Balance at January 1,1997            $   16,547      $12,172,435   $1,191,706    $(28,710)   $ (177,791)  $  (33,990)   $13,140,197
  Net income                                ---             ---       248,971        ---           ---          ---         248,971
  Dividends declared                        ---             ---      (163,090)       ---           ---          ---        (163,090)
  Dividends on allocated shares
     of the Employee Stock
     Ownership Plan                         ---              110         ---         ---            358          ---            468
  Issuance of common stock under
     the Employee Incentive Stock
     Option Plan                             12            9,755         ---          ---          ---           ---          9,767
  Unrealized loss on securities,
     net of taxes                           ---             ---          ---          ---          ---         (6,952)       (6,952)
                                      ----------      ----------    ---------    ---------      --------     --------      --------

Balance at March 31, 1997            $    16,559     $12,182,300   $1,277,587    $(28,710)    $ (177,433)  $  (40,942)  $13,229,361
                                     ===========     ===========   ==========    ==========    ==========   ===========  ==========

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 1997and 1996
                                  (Unaudited)

                                                                                       1997                      1996
                                                                                    ---------                 -------
Operating Activities
Net income                                                                         $ 248,971                 $ 238,033
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                                     68,169                    28,237
    Accretion of loan discounts and fees                                             (23,429)                   (9,083)
    Amortization and accretion of discounts and
      premiums on securities                                                         (58,989)                   (1,553)
    Provision for deferred income taxes                                             (110,755)                  (94,576)
    Increase in other assets                                                        (119,590)                 (119,930)
    Increase in other liabilities                                                    412,021                   268,750
                                                                                 ------------                ----------

      Net cash provided by operating activities                                      416,398                   309,878
                                                                                 ------------               ------------

Investing Activities
Proceeds from repayment and maturity
  of investment securities                                                         1,150,000                 1,650,000
Proceeds from maturity of securities
  available for sale                                                               2,675,000                 2,000,000
Proceeds from repayment of mortgage-
  backed securities                                                                   23,997                    22,094
Purchase of investment securities                                                    (48,000)               (1,024,775)
Purchase of securities available for sale                                         (1,500,000)               (1,500,000)
Principal collected on loans                                                       4,537,194                 1,375,823
Loans originated                                                                  (8,831,355)               (1,507,667)
Net decrease (increase) in short-term loans                                          101,178                  (155,889)
Net decrease (increase) in lines of credit                                        (1,355,811)                3,662,138
Purchase of bank premises and equipment                                              (93,787)                  (37,895)
                                                                                 ------------            --------------

      Net cash provided (used) by investing activities                            (3,341,584)                4,483,829
                                                                                   ----------             ------------

Financing Activities
Net increase in transaction and savings deposits                                  (5,603,242)               (2,591,348)
Proceeds from issuance of time deposits                                           17,273,769                 3,463,596
Payments for maturing time deposits                                               (9,280,789)               (5,123,841)
Net increase in short-term borrowings                                                987,528                   447,627
Payments on long-term debt                                                           (17,073)                  (18,625)
Proceeds from issuance of common stock                                                 9,767                       ---
Cash dividends paid to common stockholders                                          (162,503)                  (71,211)
                                                                                -------------              -----------

      Net cash provided (used) by financing activities                             3,207,457                (3,893,802)
                                                                                 ------------               -----------
      Increase in cash and cash equivalents                                          282,271                   899,905
      Cash and cash equivalents at beginning of year                              13,885,132                14,428,200
                                                                                  -----------               ----------

      Cash and cash equivalents at end of year                                  $ 14,167,403               $15,328,105
                                                                                =============              ===========


Supplementary disclosures:

  Interest paid on deposits and borrowings                                    $      783,903            $      731,883
                                                                              ===============            ==============

  Income taxes paid                                                           $            0            $       95,500
                                                                              ===============            ==============

                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 1997 and 1996
                                  (Unaudited)


1.    General
      The unaudited information at and for the three months ended March 31, 1997 and l996 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. All financial information presented gives retroactive effect to (i) an increase in the number of shares of authorized Common Stock from 800,000 to 5,000,000 and a reduction of par value to $0.01 per share as of July 8, 1996, and (ii) the issuance by the Company on July 9, 1996 of a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for each share of Common Stock issued and outstanding.

2.    Contingent Liabilities
      In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

     Under the terms of an employment agreement with the President and Chief Executive Officer of the Company and the Bank, the Company is obligated to make payments to her under certain conditions, totaling approximately $389,000, in the event her employment is terminated. In addition, upon termination, certain unvested stock options granted to the President and Chief Executive Officer shall become immediately vested. Such unvested options are estimated to have an aggregate value of approximately $289,000 at March 31, 1997.

      Under the terms of severance agreements with seven key management officials of the Bank, the Bank is obligated to make payments totaling $639,000 under certain conditions in the event of a change in control of the Company or the Bank.

      The Company maintains directors' and officers' liability insurance in the amount of $5,000,000, subject to certain exclusions. In addition, according to the by-laws, the Company is obligated to indemnify any director or officer for any losses incurred in the performance of their duties as director to the full extent authorized or permitted by Delaware general corporation law.



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

      On January 23, 1996, the Company  adopted a nonqualified  Directors  Stock
Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. The options vest beginning in 1996 at an annual rate of 20% at the end of each year and become fully vested in the event of a Change in Control, as defined in the Directors
Plan, or in the event that the Director leaves the Board. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 16,416 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $6.74 for directors and $7.93 for employees. As of March 31, 1997, 1,194 options have been exercised under these plans.

      On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. The options granted under both the 1996 Directors Plan and the 1996 Employee Plan vest beginning in 1997 at an annual rate of 33.3% to 100% at the end of each year and become fully vested in the event of a Change in Control, as defined in the 1996 Directors Plan and the 1996 Employee Plan. Options under both plans expire not later than ten years after the date of grant. Options for a total of 22,113 shares of common stock are available for grant under the above Plans. Options totaling 20,608 were granted in 1996 at a price of $9.13 for directors and $10.74 for employees. Options totaling 1,505 were granted to employees in 1997 at prices ranging from $11.71 to $11.83. As of March 31, 1997, no options have been exercised under these plans.

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

      Compensation  expense  is  recognized  on the  Directors  Plan,  the  1996
Directors Plan and the options granted to the President and Chief Executive Officer in an amount equal to the difference between the quoted market price of the stock at the date of grant and the amount the employee/director is required to pay, ratably over the five year vesting periods.

      On April 16, 1996, the Company and the Bank adopted an employee stock ownership plan ("ESOP") with 401(k) provisions, replacing the Bank's former 401(k) Plan, which covered all full-time employees 21 years of age or older who have completed one year of service. Participants may elect to contribute to the ESOP a portion of their salary, which may not be less than 1% nor more than 15%, of their annual salary (up to $9,500 for 1997). In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Employee contributions and the employer's matching contributions immediately vest. The initial employer's discretionary contribution was immediately vested. All future employer's discretionary contributions are vested as follows: 33 and 1/3% for one year of service; 66 and 2/3% for two years of service; 100% for three years of service, however, an employee's vested percentage will not be less than their vested percentage under the former 401(k) Plan.


5.    Net Income Per Share
      Net income per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period, 1,630,165 and 860,940 for the three months ended March 31, 1997 and 1996, respectively. Stock options are included as common share equivalents in the first quarter of 1996 but are not included in the first quarter of 1997 as the dilution is immaterial.

6.    Change in Accounting Principles
(a)      Accounting for Stock Based Compensation
      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). SFAS No. 123 allows companies either to continue to account for stock-based employee compensation plans under existing accounting standards or to adopt a fair-value-based method of accounting as defined in the new standard. The Company follows the existing accounting standards for these plans, but provides annual pro-forma disclosure of net income and earnings per share as if the expense provisions of SFAS No. 123 had been adopted.

(b)   Earnings Per Share
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earning per share for entities with publicly held common stock or potential common stock. The objective of SFAS No. 128 is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of SFAS No. 128 is not expected to have a material impact on the Company.

(c)  Disclosure of Information about Capital Structure
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No. 129 continues the existing requirements for companies to disclose the pertinent rights and privileges of all securities other than ordinary common stock, but expands the number of companies subject to portions of its requirements. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS No. 129 is not expected to have a material impact on the Company.

--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Overview
      Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $116,019,000 at March 31, 1997 as compared to $112,162,000 at
December 31, 1996. Total assets at March 31, 1997 increased by $3,857,000 from December 31, 1996 predominantly due to increases in short-term investments of $3,775,000. Total deposits increased by $2,389,000 during the same period to $97,544,000 at March 31, 1997 due primarily to normal fluctuations in the money market balances, partially offset by growth in demand deposits and certificates of deposit.

      The Company reported net income for the first three months of 1997 of $249,000, or $0.15 per share, for an annualized return on average assets of .95% and an annualized return on average equity of 7.63%. This compares with return on assets of 1.09% and return on equity of 14.23% for the first three months of 1996. Net income for the first three months of 1997 reflects a 5% increase over the $238,000 net income, or $0.28 per share, recorded for the first three months of 1996. Increases in net interest income and other income, partially offset by increases in operating expenses associated with the opening of a new branch in the fourth quarter of 1996, accounted for the growth in net income. Net income per share declined during this period as a result of the issuance of 795,500 shares of common stock in the public stock offering completed in the third quarter of 1996.

Analysis of Net Interest Income
     Net interest income, the most significant component of the Company's earnings, increased by $203,000, or 19%, to $1,296,000 for the first three months of 1997 as compared to $1,093,000 for the comparable 1996 period. Average earning assets for the first three months of 1997 of $ 99,890,000 increased by $17,727,000, or 22%, over the comparable 1996 period. The increase in net interest income resulted from increased earning assets, an increase in the average loan to deposit ratio of 82% for the first three months of 1997 from 78% for the comparable prior year period and a 7% increase in average demand deposit accounts during the same period. The net interest spread for the first three months of 1997 of 3.80% and a net interest margin of 5.26% for the same period, reflected decrease of 15 basis points and 9 basis points, respectively, from the prior year.

Other Income
      Total other income increased by approximately $119,000, or 65%, to $303,000 for the first three months of 1997, primarily due to increased income recognized on ATM transactions resulting from the implementation in September 1996 of the $1.00 surcharge on noncustomer ATM transactions.

Other Expense
     Salaries and benefits of $538,000 for the first three months of 1997 increased by $106,000, or 25%, over the first three months of 1996, due primarily to an increase in the number of employees attributable to the new branch, normal merit increases, and associated increases in employee benefits. Net occupancy expense of $229,000 for the first three months of 1997 reflects a increase of $57,000, or 33%, from one year earlier due both to the opening of the new branch during 1996 and additional depreciation expense of a local area network installed in the later part of the second quarter of 1996. Professional fees of $65,000 for the first three months of 1997 increased by $22,000 from one year earlier due primarily to consulting expenses incurred in connection with augmenting the Company's compliance infrastructure. Data processing expense of $97,000 for the first three months of 1997 increased by $10,000, or 11%, over the prior year due to the opening of the new branch as well as increased activity levels and item charges. Other operating expense of $271,000 for the first three months of 1997 reflects an increase of $103,000, or 61%, over the prior year due primarily to increases in advertising, public relations, printing and regulatory fees, as well as increases in administrative and overhead expenses associated with opening the new branch.

Income Tax Expense
      Income tax expense of $149,000 for the first three months of 1997 reflects an increase of $11,000 over the $138,000 tax expense recorded one year earlier due to an increases in pretax income. The Company's effective tax rate remained at approximately 37% for the first three months of both 1997 and 1996.

Analysis of Loans
      The loan portfolio at March 31, 1997 of $78,632,000 increased by $5,619,000, or 8%, as compared to the December 31, 1996 balance of $73,013,000 primarily as a result of increased lending activity in the first three months of 1997 associated with the arrival of the Company's new Chief Lending Officer in January 1997. New loans of $8,831,000, exclusive of short-term loans and lines of credit, were originated in the first three months of 1997. Loan principal payments of $4,537,000 offset only a portion of this increase. The loan to deposit ratio at March 31, 1997 was 81% as compared to 77% at December 31, 1996. On average, the loan to deposit ratio for the first three months of 1997 was 82% as compared to 78% during the comparable period of the prior year.

     Loan concentrations at March 31, 1997 and December 31, 1996 are summarized as follows:

                               Loan Concentrations
                     At March 31, 1997 and December 31, 1996

                                                 March  31,      December 31,
                                                   1997              1996
                                                  -----              ----
         Service industry                           41%               38%
         Real estate development/finance            27                30
         Wholesale/retail                           22                22
         Other                                      10                10
                                                  ----               ----
           Total                                  100%               100%
                                                  ====               ====

Analysis of Investments
         Securities available for sale totaling $2,675,000 matured during the first three months of 1997 as compared to purchases of $1,500,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the first three months accounted for the $1,135,000 decrease in the available for sale portfolio to $10,070,000 at March 31, 1997 as compared to $11,205,000 at December 31, 1996. Long-term investment maturities of $1,150,000 partially offset by purchases totaling $48,000 and normal pay downs on mortgage-backed and other amortizing securities, account for the $1,118,000 decrease in long-term investments to $10,523,000 at March 31, 1997 from $11,641,000 at December 31, 1996. Proceeds from maturing securities net of reinvestments were used to fund new loans.

         Short-term investments increased by $3,775,000 to $9,354,000 at March 31, 1997 due to normal fluctuations in the Company's liquidity.

Noninterest-Earning Assets
         Cash and due from banks of $6,292,000 at March 31, 1997 decreased by $3,493,000 from the December 31, 1996 balance of $9,785,000. The majority of this decrease is attributable to a large deposit from one of the Company's large commercial customers received on December 31, 1996 which was not available for investment with other financial institutions until January 1, 1997.

Deposits

     Total deposits of $97,544,000 at March 31, 1997 increased by $2,389,000, or 3%, from the December 31, 1996 balance of $95,155,000. Demand deposits of $27,926,000 at March 31, 1997 reflect a $4,248,000, or 18%, increase from the
$23,678,000 balance at December 31, 1996 due principally to normal fluctuations in the balances of commercial customers as well as an increase in the Company's official checks outstanding. Normal fluctuations in the deposits of nonprofit accounts make up the majority of the $694,000 decrease in NOW accounts to $7,346,000 at March 31, 1997 as compared to $8,040,000 at December 31, 1996.
Money market accounts of $20,161,000 at March 31, 1997 decreased by $9,372,000 from the $29,533,000 balance reported at December 31, 1996 due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Certificates of deposit at March 31, 1997 of $40,517,000 increased by $7,993,000 from the $32,524,000 balance at December 31, 1996, with certificates of deposit $100,000 and over increasing by $5,757,000 and certificates of deposit under $100,000 increasing by $2,236,000. The increase in certificates of deposit over $100,000 is primarily due to increases in both brokered deposits and collateralized government deposits, while the increase in certificates of deposit under $100,000 is primarily due to the issuance of brokered deposits in the first quarter of 1997.

     Average noninterest-bearing demand deposits for the first three months of 1997 of $23,008,000 increased by $1,462,000, or 7%, from the comparable 1996 period, while average interest-bearing deposits increased by $8,928,000 during the same period to $65,155,000. Average NOW accounts for the first three months of 1997 of $7,424,000 decreased by $228,000. Average money market deposits for the first three months of 1997 of $22,756,000 increased by

$3,935,000 over the prior year's average balance. Average certificates of deposit $100,000 and over increased by $5,663,000 to $17,771,000 for the first three months of 1997 as compared to the first three months of 1996 due principally to increases in collateralized government deposits. Average certificates of deposit under $100,000 for the first three months of 1997 of $15,730,000 decreased by $602,000 over the comparable period of the prior year primarily due to the maturity of brokered deposits. Average noninterest-bearing deposits to average total deposits during the first three months of 1997 represent 26% as compared to 28% one year earlier.

Asset Quality
Loan Portfolio and Adequacy of Allowance for Loan Losses
          As a result of improvement in the quality of the loan portfolio over the last few years as well as relatively low levels of net charge-offs from mid 1994 through mid 1996, the Company did not record a provision for loan losses. Nonetheless, the unallocated portion of the Company's allowance for loan losses continued to increase. In the last half of 1996, the Company reversed $275,000 of loan loss provision. Throughout this process, the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,095,000 at March 31, 1997 to be adequate. The allowance for loan losses as a percentage of outstanding loans at March 31, 1997 was 1.39%, down from the 1.44% reported at December 31, 1996. Both the total dollar amount of the allowance for loan losses, as well as the portion of the allowance for loan losses which is not allocated to any particular component of the loan portfolio at March 31, 1997 have increased from December 31, 1996. The unallocated portion of the allowance for loan losses has increased by 19% to $139,000 from the December 31, 1996 level of $117,000 resulting primarily from recoveries recorded in the first three months of 1997.

                     Allocation of Allowance for Loan Losses
                     At March 31, 1997 and December 31, 1996
                                 (In thousands)

                                           March 31,                 December 31,
                                              1997                        1996
                                     ------------------------  -----------------------
                                      Reserve      % of loans   Reserve     % of loans
                                       Amount  to total loans    Amount to total loans
Commercial                             $ 431         48.5 %       $ 438         53.8%
Real estate - commercial mortgage        403         39.3           360         33.9
Real estate - residential mortgage        19          3.3            19          3.6
Real estate - construction                37          6.3            31          5.7
Installment                               66          2.6            83          3.0
Unallocated                              139          --            117          --
                                      -------       -------     -------         ----
         Total                        $ 1,095       100.00%     $ 1,048        100.00%
                                      =======       =======     =======       =======

         Transactions in the allowance for loan losses for the three months ended March 31, 1997 and 1996 are summarized as follows:

             Transactions in the Allowance for Loans Losses for the
                   Three Months Ended March 31, 1997 and 1996
                                 (In thousands)
                                                    1997              1996
                                                  --------          ------
        Balance at January 1                        $1,048          $1,274

          Recoveries:
            Commercial                                  53              20
            Installment                                  6              13
                                                      ----            ----
              Total recoveries                          59              33

          Loans charged off:
            Installment                                (12)            (45)
                                                     -------        --------
              Total charge-offs                        (12)            (45)
                                                     -------        --------
            Net recoveries (charge-offs)                47             (12)
                                                     -------        --------
        Balance at March 31                        $ 1,095         $ 1,262
                                                    =======         =======
        Ratio of net recoveries (charge-offs)
          to average loans (1)                        0.26%           (.08)%
                                                     ======         =======

(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the three months ended March 31, 1997 and 1996.

Nonperforming Assets
     Nonaccrual loans at March 31, 1997 of $875,000 are down by $88,000 from the $963,000 reported at December 31, 1996. Nonaccrual loans at March 31, 1997 include loans guaranteed by the U.S. Small Business Administration ("SBA") totaling $659,000. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on an average of 100% of the total. Restructured loans at March 31, 1997 of $572,000 remain virtually unchanged from the $573,000 reported at December 31, 1996. Loans past due 90 days or more decreased to $144,000 at March 31, 1997 from $153,000 at December 31, 1996 due principally to paydowns on loans.

                        Analysis of Nonperforming Assets
                     At March 31, 1997 and December 31, 1996
                                 (In thousands)

                                                      March 31,   December 31,
                                                          1997        1996
                                                         ------      -----
     Nonaccrual loans:
       Commercial                                         $875         $863
       Real estate - commercial mortgage                    --          100
                                                       --------      ------
         Total nonaccrual loans (1)                        875          963
                                                         ------      ------

     Past due loans:
       Real estate - commercial mortgage                    137         142
       Installment - individuals                              7          11
                                                         ------      ------
         Total past due loans                               144         153
                                                          -----      ------

     Restructured loans:
       Commercial                                           572         573
                                                          -----       -----
         Total restructured loans                           572         573
                                                         ------       -----


         Total nonperforming assets                     $ 1,591     $ 1,689
                                                        =======     =======
         Total nonperforming assets exclusive of
           SBA guaranteed balances                     $    931     $ 1,094
                                                       ========     =======

     Ratio of nonperforming assets
       to gross loans plus foreclosed properties (2)      2.02%        2.31%
     Ratio of nonperforming assets to total
       assets (2)                                         1.37%        1.51%
     Percentage of allowance for loan losses to
       nonperforming assets (2)                          65.83%       62.05%
----------------------------
(1) Nonaccrual loans include $659,000 and $607,000 in loans guaranteed by the SBA at March 31, 1997 and December 31, 1996, respectively. The outstanding balance of these loans are insured for 100%, or $659,000 and 97.9%, or $594,000, respectively.

(2)      Ratios include SBA guaranteed loan balances.

Potential Problem Loans
         At March 31, 1997 and December 31, 1996, respectively, loans totaling $796,000 and $781,000 were classified as potential problem loans which are not reported in the table entitled "Analysis of Nonperforming Assets." The loans are subject to management attention as a result of financial difficulties of the borrowers and their classification is reviewed on a quarterly basis. All of the potential problem loans at March 31, 1997 are partially to fully secured. At December 31, 1996, 91% of potential problem loans were partially to fully secured, with $66,000 of the remaining 9%, or $73,000, guaranteed by the SBA. The $15,000 increase in potential problem loans from December 31, 1996 to March 31, 1997 is primarily attributable to the addition in 1997 of one potential problem loan which had previously been reported as nonaccrual, net of the transfer of one loan to nonaccrual status.

Impaired Loans
         At March 31, 1997 and December 31, 1996, respectively, loans totaling $1,884,000 and $1,955,000 were classified as impaired loans, all of which are reported above as nonaccrual, restructured or potential problem loans.

Interest Sensitivity
         Through the Bank's Asset/Liability Investment Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analysis of the interest sensitivity positions of major asset and liability categories. As a result of inherent limitations in this type of analysis, the Company does not necessarily attempt to maintain a matched position for each time frame. To augment this analysis, the Company also prepares an analysis of the effect on net interest income of 1%, 2% and 3% interest rate movements in either direction. Based on the Company's interest sensitivity position and the analyses performed on the effect of interest rate movements at March 31, 1997 net interest income will not be materially impacted by either a rising or declining interest rate environment.

Liquidity and Capital Resources

Liquidity
         Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $15,646,000 in cash and short-term investments at March 31, 1997, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At March 31, 1997, the Company had $2,170,000 in unpledged securities which were available for such use. As a percentage of total assets, the amount of these cash equivalent assets at March 31, 1997 and December 31, 1996 was 15% and 20%, respectively. Normal fluctuations in the deposit levels of some of the Company's large corporate customers resulted in corresponding fluctuations in the Company's liquidity position (short-term investments). The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 74% of average total deposits for the three months ended March 31, 1997 and 79% of average total deposits for the year ended December 31, 1996. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $3,000,000 in liquidity as well as access to other collateralized borrowing programs. Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank is eligible to borrow up to approximately $1,501,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. At March 31, 1997, $1,122,000 in borrowings from the FHLB were outstanding. As of April 16, 1997, an $1,193,000 in loans were pledged to the FHLB, thus increasing the borrowing limit by $671,000. The Bank is eligible to increase the maximum amount to be borrowed by $7,499,000 with the purchase of up to $1,648,000 in additional stock in the FHLB. The Company has adequate resources to meet its liquidity needs.

         Increases in deposit levels comprise the majority of the Company's net cash inflows from financing activities for the first three months of 1997. Loan originations, net of repayments and maturities of securities, during the first three months of 1997 constitute the majority of the Company's cash outflows from investing activities.

Stockholders' Equity

         In the third quarter of 1996, the Company completed a stock offering issuing 795,500 shares at a price of $8.75 per share, resulting in net proceeds to the Company of $6,019,000 after underwriting discounts, commissions and expenses. Of these proceeds, $219,000 was used to fund a loan to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions ("ESOP") to purchase stock in that public offering. Immediately prior to the stock offering, the Company increased the number of shares of authorized Common Stock from 800,000 to 5,000,000, reduced the par value to $0.01 per share and issued a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for each share of Common Stock issued and outstanding. As of July 12, 1996, the effective date of the offering, the Company's Common Stock was approved for listing on the Nasdaq National Market.

         Stockholders' equity at March 31, 1997 of $13,229,000 increased by $89,000 from December 31, 1996. Common stock issued through the exercise of options granted under the Employee Incentive Stock Option Plan coupled with dividends paid on allocated shares of the Employee Stock Ownership Plan with 401(k) Provisions accounted for a portion of this increase. Net income of $249,000 for the first three months of 1997 was partially offset by both a $7,000 increase in unrealized losses on securities, net of taxes and dividends declared during the quarter of $163,000. Average stockholders' equity as a percentage of average total assets for 1997 was 12.47% as compared to 7.67% for the comparable prior year period.

         Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At March 31, 1997, the Company's total risk-based capital ratio and Tier 1 capital ratio of 16.42% and 15.17%, respectively, met the regulatory definition of "well- capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The March 31, 1997 ratios are based on total capital of $14,363,000, Tier 1 capital of $13,270,000 and risk adjusted assets of $87,449,000. At March 31, 1997, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 10.45% and

9.20%, respectively, also met the definition of "well-capitalized." The March 31, 1997 ratios for the Bank are based on total capital of $8,883,000, Tier 1 capital of $7,820,000 and risk-adjusted assets of $85,037,000.

         The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk- based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At March 31, 1997, the Company's and the Bank's Tier 1 leverage ratios based on annual average assets of $106,146,000 and $103,957,000 were 12.50% and 7.52%, respectively, meeting the regulatory definition of "well-capitalized."

                                    PART II.


--------------------------------------------------------------------------------
Item 6 - Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------


(a)      Exhibits

Exhibit No.    Description of Exhibit
-----------    ----------------------

13             Abigail Adams National Bancorp,  Inc. Financial Summary for March
               31, 1997

27             Financial Data Schedule



(b)  No reports on From 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               ABIGAIL ADAMS NATIONAL BANCORP, INC.
                               ------------------------------------
                                          Registrant



Date: May 14, 1997                /s/ Barbara Davis Blum
     --------------              -----------------------
                                 Barbara Davis Blum
                                 Chairwoman of the Board,
                                 President and Director
                                (Principal Executive Officer)



Date: May 14, 1997              /s/ Kimberly J. Levine
     --------------             -----------------------
                                Kimberly J. Levine
                                Senior Vice President & Chief Financial Officer
                               (Principal Financial and
                                Accounting Officer)