Form 10QSB
period 1997-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1997-08-13
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                              -------------------------

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

    Commission file number   0-10971
                             --------------------

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
          --    --
     State the number of shares outstanding of each of the issuer's classes of common equity as of July 28, 1997:

             1,651,226 shares of Common Stock, Par Value $0.01/share
Transitional Small Business Disclosure Format (check one):   Yes______ No    X

                                     PART I.

--------------------------------------------------------------------------------

Item 1 - Financial Statements

--------------------------------------------------------------------------------

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  June 30, 1997 and 1996 and December 31, 1996

                                                                                      June 30,          June 30,         Dec 31,
                                                                                       1997              1996              1996
                                                                                   --------------   --------------     ----------
Assets                                                                                (Unaudited)      (Unaudited)
Cash and due from banks                                                            $   9,570,362    $   5,824,109    $   9,785,132
Short-term investments:
  Federal funds sold                                                                   3,850,000        9,950,000        4,100,000
  Interest-bearing deposits in other banks                                             1,479,000          486,715        1,479,000
                                                                                       ----------     ------------       ---------
    Total short-term investments                                                       5,329,000       10,436,715        5,579,000

Securities available for sale                                                          9,577,815        3,997,812       11,205,282
Investment securities (market value of $10,565,358, $7,562,045 and $11,679,607 at June 30,1997, June 30, 1996 and
  December 31, 1996, respectively)                                                    10,517,060        7,536,421       11,640,813

Loans (net of deferred fees and unearned discounts)                                   84,627,598       59,400,325       73,013,413
  Less:  Allowance for loan losses                                                    (1,116,201)      (1,260,922)      (1,048,487)
                                                                                      -----------      -----------      -----------
      Loans, net                                                                      83,511,397       58,139,403       71,964,926
                                                                                      -----------      -----------      ----------

Bank premises and equipment, net                                                         893,371          500,009          840,051
Other real estate owned                                                                     --             317,381            --
Other assets                                                                           1,460,145         1,283,441       1,147,100
                                                                                    -------------      -----------    ------------
      Total assets                                                                 $ 120,859,150     $  88,035,291   $ 112,162,304
                                                                                   ==============    =============   =============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Demand deposits                                                                $  26,618,370     $ 20,295,942    $  23,678,374
    NOW accounts                                                                       7,721,611        7,503,649        8,039,994
    Money market accounts                                                             25,317,094       22,070,938       29,533,210
    Savings accounts                                                                   1,601,558        1,273,014        1,379,554
    Certificates of deposit of $100,000 or greater                                    22,516,474        8,804,361       15,657,818
    Certificates of deposit less than $100,000                                        19,787,373       18,636,549       16,865,790
                                                                                    -------------     -----------      -----------
      Total deposits                                                                 103,562,480       78,584,453       95,154,740
                                                                                    -------------     ------------     -----------

  Short-term borrowings                                                                1,823,709        1,738,580        1,916,689
  Long-term borrowings/debt                                                            1,108,578             --          1,138,815
  Other liabilities                                                                    1,035,277          743,326          811,863
                                                                                   --------------   --------------   -------------
      Total liabilities                                                              107,530,044       81,066,359       99,022,107
                                                                                     ------------     ------------     -----------

Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 5,000,000 shares;  issued
     1,655,906 at June 30, 1997, 859,212 at June 30, 1996 and
    1,654,712 shares at December 31, 1996;  outstanding 1,651,226 shares at June
    30, 1997, 854,532 shares at June 30, 1996 and 1,650,032
    shares at December 31, 1996                                                           16,559            8,592           16,547
  Surplus                                                                             12,182,466        6,147,421       12,172,435
  Retained earnings                                                                    1,351,868          874,888        1,191,706
                                                                                    -------------    -------------    ------------
                                                                                      13,550,893        7,030,901       13,380,688
  Less:  Employee Stock Ownership Plan shares, 20,243 shares at cost                    (177,126)            --           (177,791)
  Less:  Treasury stock, 4,680 shares at cost                                            (28,710)         (28,710)         (28,710)
  Less:  Unrealized loss on securities, net of taxes                                     (15,951)         (33,259)         (33,990)
                                                                                   --------------     ------------   -------------

      Total stockholders' equity                                                      13,329,106        6,968,932       13,140,197
                                                                                     ------------      -----------     -----------
      Total liabilities and stockholders' equity                                   $ 120,859,150     $ 88,035,291    $ 112,162,304
                                                                                   ==============    =============   =============

                                        2

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   For the Period Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                       For the three months            For the six months
                                                                           Ended June 30,                 Ended June 30,
                                                                           1997          1996             1997           1996
                                                                         ------        ------           ------         ------
Interest income
  Interest and fees on loans                                          $1,903,418    $1,470,918       $3,600,845     $ 2,979,645
  Interest on securities available for sale:
    U.S. Treasury                                                          3,378        14,266            3,378          40,828
    Obligations of U.S. government agencies and corporations             111,724        37,928          264,605          85,239
                                                                       ---------     ----------        ---------      ---------
        Total interest on securities available for sale                  115,102        52,194          267,983         126,067
  Interest and dividends on investment securities:
    U.S. Treasury                                                         11,780        11,659           26,850          19,148
    Obligations of U.S. government agencies and corporations             135,526        91,838          279,714         177,431
    Mortgage-backed securities                                             4,185         7,139            8,982          15,267
    Obligations of states and municipalities                               3,991           --             7,982             --
    Other securities                                                       9,084         6,941           21,162          13,977
                                                                       ---------    -----------        ---------      ---------
        Total interest and dividends on investment securities            164,566       117,577          344,690         225,823
  Interest on short-term investments:
    Federal funds sold                                                    86,246       105,043          138,207         214,281
    Deposits with other banks                                             22,198         8,980           42,257          15,846
                                                                       ---------   ------------      -----------    -----------
        Total interest on short-term investments                         108,444       114,023          180,464         230,127
                                                                       ---------     ----------       ----------      ---------
        Total interest income                                          2,291,530     1,754,712        4,393,982       3,561,662
                                                                      ----------     ----------      -----------     ----------
Interest expense
  Interest on deposits:
    NOW accounts                                                          44,673        45,554           88,888          91,618
    Money market accounts                                                265,629       253,398          516,293         470,786
    Savings accounts                                                      10,757         8,492           20,385          17,178
    Certificates of deposit:
      $100,000 or greater                                                318,449       116,072          552,142         287,541
      Less than $100,000                                                 240,066       228,090          454,700         466,765
                                                                       ---------     ----------        ---------       --------
        Total interest on deposits                                       879,574       651,606        1,632,408       1,333,888
     Federal funds purchased and
       repurchase agreements                                              29,975        22,963           63,766          51,410
     Interest on long-term borrowings/debt                                18,696         1,425           38,697           4,219
                                                                       ---------    -----------        ---------      ---------
        Total interest expense                                           928,245       675,994        1,734,871       1,389,517
                                                                       ---------     ----------      -----------      ---------
        Net interest income                                            1,363,285     1,078,718        2,659,111       2,172,145

Other income
  Service charges on deposit accounts                                    273,068       175,764          564,145         348,033
  Other income                                                            26,166        47,285           37,759          59,435
                                                                       ---------    -----------       ----------      ---------
        Total other income                                               299,234       223,049          601,904         407,468
                                                                       ---------     ----------       ----------       --------

Other expense
  Salaries and employee benefits                                         544,806       452,756        1,083,090         884,447
  Occupancy and equipment expense                                        244,071       183,601          472,693         355,325
  Professional fees                                                       86,464       (27,390)         151,097          15,227
  Data processing fees                                                   115,413        86,454          212,802         173,333
  Other operating expense                                                274,370       211,791          545,651         380,214
                                                                      ----------     ----------     ------------       --------
        Total other expense                                            1,265,124       907,212        2,465,333       1,808,546
                                                                      ----------     ----------      -----------     ----------
       Income (loss) before taxes                                        397,395       394,555          795,682         771,067
Applicable income tax expense                                            160,019       147,108          309,335         285,587
                                                                       ---------      ---------      -----------      ---------
        Net income                                                     $ 237,376     $ 247,447        $ 486,347       $ 485,480
                                                                       =========     =========        ==========      =========
        Net income per common share                                 $        .15  $        .28      $       .30      $      .56
                                                                    ============  ============      ============     ==========

        Weighted average number of shares
           used to compute EPS                                         1,630,948        868,423        1,630,559        864,682
                                                                       =========        =======        =========        =======

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                                    Employee
                                                    Additional Retained                  Stock       Unrealized
                                      Common        Paid-in    Earnings     Treasury     Ownership   Loss on
                                       Stock        Capital   (Deficit)        Stock      Plan       Securities      Total
                                       -----        -------   ---------        -----      ----       ----------      -----

Balance at January 1,1996           $  8,592   $  6,147,421   $ 531,830   $  (28,710)  $    ---    $  (40,267)   $ 6,618,866
  Net income                            ---            ---      485,480         ---         ---          ---         485,480
  Dividends declared                    ---            ---     (142,422)        ---         ---          ---        (142,422)
  Unrealized gain on securities,
     net of taxes                       ---            ---         ---          ---         ---         7,008          7,008
                                     ----------------------------------------------------------------------------------------

Balance at June 30, 1996            $  8,592   $  6,147,421   $ 874,888  $  (28,710)  $     ---    $  (33,259)   $ 6,968,932
                                    ========   ============  ===========  ============ ============  ===========   ===========


Balance at January 1,1997           $ 16,547   $12,172,435   $1,191,706  $  (28,710)  $ (177,791)  $  (33,990)   $13,140,197
  Net income                             ---           ---      486,347        ---         ---          ---          486,347
  Dividends declared                     ---           ---     (326,185)       ---         ---          ---         (326,185)
  Dividends on allocated shares
     of the Employee Stock
     Ownership Plan                      ---           276         ---         ---           665         ---             941
  Issuance of common stock under
     the Employee Incentive Stock
     Option Plan                          12         9,755         ---         ---          ---          ---           9,767
  Unrealized loss on securities,
     net of taxes                        ---           ---         ---         ---          ---        18,039         18,039
                                   ------------------------------------------------------------------------------------------

Balance at June 30, 1997            $ 16,559    $12,182,466  $1,351,868  $  (28,710)  $ (177,126)  $  (15,951)   $13,329,106
                                    ========    ===========  ==========   ==========  ===========  ===========   ===========

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                         1997               1996
                                                                                      ---------          -------
Operating Activities
Net income                                                                           $ 486,347           $ 485,480
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                                      138,882             57,307
    Accretion of loan discounts and fees                                               (60,345)           (17,956)
    Amortization and accretion of discounts and
      premiums on securities                                                           (87,043)              (182)
    Provision for deferred income taxes                                               (106,874)          (192,146)
    Increase (decrease) in other assets                                               (206,171)            61,466
    Increase in other liabilities                                                      210,842             27,464
                                                                                    -----------        ----------
      Net cash provided by operating activities                                        375,638            421,433
                                                                                    -----------         ---------

Investing Activities
Proceeds from repayment and maturity
  of investment securities                                                           2,150,000          3,150,000
Proceeds from maturity of securities
  available for sale                                                                 8,675,000          4,500,000
Proceeds from repayment of mortgage-
  backed securities                                                                     35,862             50,716
Purchase of investment securities                                                   (1,048,000)        (2,521,806)
Purchase of securities available for sale                                           (6,944,107)        (3,000,000)
Principal collected on loans                                                         6,842,511          4,129,198
Loans originated                                                                   (18,449,315)        (3,892,818)
Net decrease in short-term loans                                                        57,343             59,184
Net decrease in lines of credit                                                         63,336          3,901,418
Purchase of bank premises and equipment                                               (192,204)          (279,798)
Purchase of other real estate                                                              --            (317,381)
                                                                                  -------------       ------------
      Net cash provided (used) by investing activities                              (8,809,574)         5,778,713
                                                                                    -----------       -----------

Financing Activities
Net increase in transaction and savings deposits                                    (1,372,499)        (2,352,716)
Proceeds from issuance of time deposits                                             30,790,345          8,934,363
Payments for maturing time deposits                                                (21,010,106)       (11,060,389)
Net increase in short-term borrowings                                                  (92,979)           (46,823)
Payments on long-term debt                                                             (30,237)          (186,250)
Proceeds from issuance of common stock                                                   9,767                --
Cash dividends paid to common stockholders                                            (325,125)          (142,422)
                                                                                   ------------       ------------
      Net cash provided (used) by financing activities                               7,969,166         (4,854,237)
                                                                                    -----------        -----------
      Increase (decrease) in cash and cash equivalents                                (464,770)         1,345,909
      Cash and cash equivalents at beginning of year                                13,885,132         14,428,200
                                                                                    -----------        ----------

      Cash and cash equivalents at end of year                                     $13,420,362        $15,774,109
                                                                                   ============       ===========

Supplementary disclosures:

  Interest paid on deposits and borrowings                                         $ 1,698,883        $ 1,433,843
                                                                                   ============       ===========

  Income taxes paid                                                               $    535,000       $    246,500
                                                                                  =============      ============

                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



1.   General
     The unaudited information at and for the six months ended June 30, 1997 and 1996 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. All financial information presented gives retroactive effect to (i) an increase in the number of shares of authorized Common Stock from 800,000 to 5,000,000 and a reduction of par value to $0.01 per share as of July 8, 1996, and (ii) the issuance by the Company on July 9, 1996 of a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for each share of Common Stock issued and outstanding.

2.   Contingent Liabilities
     In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

     Under the terms of an employment agreement with the President and Chief Executive Officer of the Company and the Bank, the Company is obligated to make payments to her under certain conditions, totaling approximately $389,000, in the event her employment is terminated. In addition, upon termination, certain unvested stock options granted to the President and Chief Executive Officer shall become immediately vested. Such unvested options are estimated to have an aggregate value of approximately $395,000 at June 30, 1997.

     Under the terms of severance agreements with eight key management officials of the Bank, the Bank is obligated to make payments totaling $633,000 under certain conditions in the event of a change in control of the Company or the Bank.

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

     On January 23, 1996,  the Company  adopted a nonqualified  Directors  Stock
Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. The options vest beginning in 1996 at an annual rate of 20% at the end of each year and become fully vested in the event of a Change in Control, as defined in the Directors
Plan, or in the event that the Director leaves the Board. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 16,416 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $6.74 for directors and $7.93 for employees. As of June 30, 1997, 1,194 options have been exercised under these plans.

     On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. The options granted under both the 1996 Directors Plan and the 1996 Employee Plan vest beginning in 1997 at an annual rate of 33.3% to 100% at the end of each year and become fully vested in the event of a Change in Control, as defined in the 1996 Directors Plan and the 1996 Employee Plan. Options under both plans expire not later than ten years after the date of grant. Options for a total of 22,113 shares of common stock are available for grant under the above Plans. Options totaling 20,608 were granted in 1996 at a price of $9.13 for directors and $10.74 for employees. Options totaling 1,505 were granted to employees in 1997 at prices ranging from $11.71 to $11.83. As of June 30, 1997, no options have been exercised under these plans.

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

5.    Net Income Per Share
      Net income per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period, 1,630,559 and 864,682 for the six months ended June 30, 1997 and 1996, respectively and 1,630,948 and 868,423 for the three months ended June 30, 1997 and 1996, respectively. Stock options are included as common share equivalents in the first and second quarters of 1996 but are not included in the first and second quarters of 1997 as the dilution is immaterial.

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

--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following discussion should be read and reviewed in conjunction Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-KSB (File No. 0-10971) for the year ended December 31, 1996.

Overview
      Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $120,859,000 at June 30, 1997 as compared to $112,162,000 at
December 31, 1996. Total assets at June 30, 1997 increased by $8,697,000 from December 31, 1996 predominantly due to increases in loans of $11,615,000, offset by decreases in securities of $2,751,000. Total deposits increased by $8,407,000 during the same period to $103,562,000 at June 30, 1997 due primarily to increases in demand deposits and certificates of deposit, partially offset by normal fluctuations in money market accounts.

      The Company reported net income for the first six months of 1997 of $486,000, or $0.30 per share, for an annualized return on average assets of .89% and an annualized return on average equity of 7.38%. This compares with return on assets of 1.12% and return on equity of 14.32% for the first six months of 1996. Net income for the first six months of 1997 remains virtually unchanged from the $485,000 net income, or $0.56 per share, recorded for the first six months of 1996. Income before taxes of $796,000 for the first six months of 1997 reflects a 3% increase over the comparable 1996 period. Increases in net interest income and other income, partially offset by increases in operating expenses associated with the opening of a new branch in the fourth quarter of 1996 and professional fees, accounted for the growth in net income. Net income per share declined during this period as a result of the issuance of 795,500 shares of common stock in the public stock offering completed in the third quarter of 1996.

Analysis of Net Interest Income
      Net interest income, the most significant component of the Company's earnings, increased by $487,000, or 22%, to $2,659,000 for the first six months of 1997 as compared to $2,172,000 for the comparable 1996 period. Average earning assets for the first six months of 1997 of $103,649,000 increased by $22,808,000, or 28%, over the comparable 1996 period. The increase in net interest income resulted from increased earning assets, an increase in the average loan to deposit ratio of 82% for the first six months of 1997 from 78% for the comparable prior year period and a 10% increase in average demand deposit accounts during the same period. The net interest spread for the first six months of 1997 of 3.77% and a net interest margin of 5.18% for the same period, reflected decrease of 32 basis points and 22 basis points, respectively, from the prior year.

Other Income
      Total other income increased by approximately $194,000, or 47%, to $602,000 for the first six months of 1997, primarily due to increased income recognized on ATM transactions resulting from the implementation in September 1996 of the $1.00 surcharge on noncustomer ATM transactions.

Other Expense
      Salaries and benefits of $1,083,000 for the first six months of 1997 increased by $199,000, or 22%, over the first six months of 1996, due primarily to an increase in the number of employees attributable to the new branch, normal merit increases and associated increases in employee benefits. Net occupancy expense of $473,000 for the first six months of 1997 reflects an increase of $117,000, or 33%, from one year earlier due both to the opening of the new branch during 1996 and additional depreciation expense of a local area network installed in the later part of the second quarter of 1996. It is anticipated that both salaries and benefits and net occupancy will increase during the second half of 1997, with the opening of the Company's fifth branch scheduled for the fall of 1997. Professional fees of $151,000 for the first six months of 1997 increased by $136,000 from one year earlier due primarily to consulting expenses incurred in connection with augmenting the Company's compliance infrastructure as well as to partial reimbursement during 1996 by the Small Business Administration ("SBA") of legal fees incurred for the workout of two troubled SBA guaranteed loans. Data processing expense of $213,000 for the first six months of 1997 increased by $39,000, or 23%, over the prior year due to the opening of the new branch as well as increased activity levels and item charges. Other operating expense of $546,000 for the first six months of 1997 reflects an increase of $165,000, or 44%, over the prior year due primarily to increases in advertising, public relations, printing and regulatory fees, as well as increases in administrative and overhead expenses associated with opening the new branch.

Income Tax Expense
      Income tax expense of $309,000 for the first six months of 1997 reflects an increase of $24,000 over the $286,000 tax expense recorded one year earlier due to an increases in pretax income. The Company's effective tax rate for the first six months of 1997 increased to 39% from approximately 37% for the first six months of 1996.

Analysis of Loans
      The loan portfolio at June 30, 1997 of $84,628,000 increased by $11,615,000, or 16%, as compared to the December 31, 1996 balance of $73,013,000 primarily as a result of increased lending activity in the first six months of 1997 associated with the arrival of the Company's new Chief Lending Officer in January 1997. New loans of $18,449,000, exclusive of short-term loans and lines of credit, were originated in the first six months of 1997. Loan principal payments of $6,843,000 offset only a portion of this increase. The loan to deposit ratio at June 30, 1997 was 82% as compared to 77% at December 31, 1996. On average, the loan to deposit ratio for the first six months of 1997 was 82% as compared to 78% during the comparable period of the prior year.

Loan concentrations at June 30, 1997 and December 31, 1996 are summarized as follows:

                               Loan Concentrations
                     At June 30, 1997 and December 31, 1996

                                                 June  30,       December 31,
                                                    1997             1996
                                                  -------            ----
         Service industry                            39%              38%
         Real estate development/finance             26               30
         Wholesale/retail                            24               22
         Other                                       11               10
                                                   ------           -----
           Total                                    100%             100%
                                                    =====            ====


Analysis of Investments
         Securities available for sale totaling $8,675,000 matured during the first six months of 1997 as compared to purchases of $6,944,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the first six months accounted for the $1,628,000 decrease in the available for sale portfolio to $9,578,000 at June 30, 1997 as compared to $11,205,000 at December 31, 1996. Long-term investment purchases of $1,048,000 partially offset by maturities totaling $2,150,000 and normal pay downs on mortgage-backed and other amortizing securities, account for the $1,124,000 decrease in long-term investments to $10,517,000 at June 30, 1997 from $11,641,000 at December 31, 1996. Proceeds from maturing securities net of reinvestments were used to fund new loans.

         Short-term investments decreased by $250,000 to $5,329,000 at June 30, 1997 from December 31, 1996 due to normal fluctuations in the Company's liquidity.

Noninterest-Earning Assets
         Cash and due from banks of $9,570,000 at June 30, 1997 decreased by $215,000 from the December 31, 1996 balance of $9,785,000. Large deposits were received from one of the Company's large commercial customers at both June 30, 1997 and December 31, 1996. The deposits were not available for investment with other financial institutions until the business day following those dates.

Deposits
         Total deposits of $103,562,000 at June 30, 1997 increased by $8,407,000, or 9%, from the December 31, 1996 balance of $95,155,000. Demand deposits of $26,618,000 at June 30, 1997 reflect a $2,940,000, or 12%, increase from the $23,678,000 balance at December 31, 1996 due principally to growth in the deposits of the Company's new branch as well as an increase in the Company's official checks outstanding. Normal fluctuations in the deposits of both personal and nonprofit accounts make up the majority of the $318,000 decrease in NOW accounts to $7,722,000 at June 30, 1997 as compared to $8,040,000 at December 31, 1996. Money market accounts of $25,317,000 at June 30, 1997 decreased by $4,216,000 from the $29,533,000 balance reported at December 31, 1996 due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Certificates of deposit at June 30, 1997 of $42,304,000 increased by $9,780,000 from the $32,524,000 balance at December 31, 1996, with certificates of deposit $100,000 and over increasing by $6,858,000 and certificates of deposit under $100,000 increasing by $2,921,000. The increase in certificates of deposit over $100,000 is primarily due to increases in both brokered deposits and collateralized government deposits, while the increase in certificates of deposit under $100,000 is primarily due to both new products and the new branch opened in the fall of 1996.

         Average noninterest-bearing demand deposits for the first six months of 1997 of $23,388,000 increased by $2,215,000, or 10%, from the comparable 1996 period, while average interest-bearing deposits increased by $13,008,000 during the same period to $69,332,000. Average NOW accounts for the first six months of 1997 of $7,451,000 decreased by $178,000. Average money market deposits for the first six months of 1997 of $23,144,000 increased by $2,389,000 over the prior year's average balance. Average certificates of deposit $100,000 and over increased by $10,013,000 to $20,581,000 for the first six months of 1997 as compared to the first six months of 1996 due principally to increases in both collateralized government deposits and brokered deposits. Average certificates of deposit under $100,000 for the first six months of 1997 of $16,604,000 increased by $529,000 over the comparable period of the prior year primarily due to the issuance of brokered deposits during the first quarter of 1997. Average noninterest-bearing deposits to average total deposits during the first six months of 1997 represent 25% as compared to 27% one year earlier.

Asset Quality
Loan Portfolio and Adequacy of Allowance for Loan Losses
          As a result of improvement in the quality of the loan portfolio over the last few years as well as relatively low levels of net charge-offs from mid 1994 through mid 1996, the Company did not record a provision for loan losses. Nonetheless, the unallocated portion of the Company's allowance for loan losses continued to increase. In the last half of 1996, the Company reversed $275,000 of loan loss provision. Throughout this process, the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,116,000 at June 30, 1997 to be adequate. The allowance for loan losses as a percentage of outstanding loans at June 30, 1997 was 1.32%, down from the 1.44% reported at December 31, 1996. Both the total dollar amount of the allowance for loan losses, as well as the portion of the allowance for loan losses which is not allocated to any particular component of the loan portfolio at June 30, 1997 have increased from December 31, 1996. The unallocated portion of the allowance for loan losses of $126,000 increased from the December 31, 1996 level of $117,000 despite the 16% growth in the total loan portfolio.

                     Allocation of Allowance for Loan Losses
                     At June 30, 1997 and December 31, 1996
                                 (In thousands)

                                           June 30,                    December 31,
                                             1997                           1996
                                      ---------------------------------------------------
                                      Reserve      % of loans     Reserve      % of loans
                                       Amount   to total loans     Amount   to total loans
Commercial                             $465         46.7%         $ 438           53.8%
Real estate - commercial mortgage       400         40.3            360           33.9
Real estate - residential mortgage       20          3.5             19            3.6
Real estate - construction               37          6.5             31            5.7
Installment                              68          3.0             83            3.0
Unallocated                             126          --             117             --
                                      -------     -------         -------          ----
         Total                      $ 1,116        100.0%       $ 1,048          100.0%
                                      =======      ======        =======         ======


         Transactions in the allowance for loan losses for the six months ended June 30, 1997 and 1996 are summarized as follows:

             Transactions in the Allowance for Loans Losses for the
                     Six Months Ended June 30, 1997 and 1996
                                 (In thousands)

                                                        1997           1996
                                                     --------        ------
           Balance at January 1                        $1,048         $1,274

             Recoveries:
               Commercial                                  89             31
               Real estate - mortgage                      16              1
               Installment to individuals                  10             17
                                                        -----           ----
                 Total recoveries                         115             49

             Loans charged off:
               Commercial                                  (3)           (41)
               Installment to individuals                 (44)           (21)
                                                        -------      --------
                 Total charge-offs                        (47)           (62)
                                                        -------      --------
               Net recoveries (charge-offs)                68            (13)
                                                        -------      --------
           Balance at March 31                        $ 1,116        $ 1,261
                                                       =======        =======
           Ratio of net recoveries (charge-offs)
             to average loans (1)                        0.09%          0.04%
                                                        ======         ======

----------
(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the six months ended June 30, 1997 and 1996.

Nonperforming Assets
            Nonaccrual loans at June 30, 1997 of $966,000 are up by $3,000 from the $963,000 reported at December 31, 1996. Nonaccrual loans at June 30, 1997 include loans guaranteed by the U.S. Small Business Administration ("SBA") totaling $653,000. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on an average of 100% of the total. Restructured loans at June 30, 1997 of $571,000 remain virtually unchanged from the $573,000 reported at December 31, 1996. Loans past due 90 days or more increased to $177,000 at June 30, 1997 from $153,000 at December 31, 1996 due principally to the addition of three loans to two borrowers at June 30, 1997.

                        Analysis of Nonperforming Assets
                     At June 30, 1997 and December 31, 1996
                                 (In thousands)

                                                         June 30,   December 31,
                                                           1997         1996
                                                          ------       -----
       Nonaccrual loans:
         Commercial                                     $    966     $    863
         Real estate - commercial mortgage                   --           100
                                                          ------       ------
           Total nonaccrual loans (1)                        966          963
                                                           -----       ------

       Past due loans:
         Commercial                                          177           --
         Real estate - commercial mortgage                    --          142
         Installment - individuals                            --           11
                                                           -----       ------
           Total past due loans                              177          153
                                                            ----       ------

       Restructured loans:
         Commercial                                          571          573
                                                            ----        -----
           Total restructured loans                          571          573
                                                            ----        -----


           Total nonperforming assets                    $ 1,714      $ 1,689
                                                         =======      =======
           Total nonperforming assets exclusive of
             SBA guaranteed balances                     $ 1,072      $ 1,094
                                                         =======      =======

       Ratio of nonperforming assets
         to gross loans plus foreclosed properties (2)     2.03%        2.31%
       Ratio of nonperforming assets to total
         assets (2)                                        1.42%        1.51%
       Percentage of allowance for loan losses to
         nonperforming assets (2)                         65.11%       62.05%
----------------------------
(1) Nonaccrual loans include $653,000 and $607,000 in loans guaranteed by the SBA at June 30, 1997 and December 31, 1996, respectively. The outstanding balance of these loans are insured for 98.3%, or $642,000 and 97.9%, or $594,000, respectively.

(2)      Ratios include SBA guaranteed loan balances.

Potential Problem Loans
         At June 30, 1997 and December 31, 1996, respectively, loans totaling $1,029,000 and $781,000 were classified as potential problem loans which are not reported in the table entitled "Analysis of Nonperforming Assets." The loans are subject to management attention as a result of financial difficulties of the borrowers and their classification is reviewed on a quarterly basis. All of the potential problem loans at June 30, 1997 are partially to fully secured. At December 31, 1996, 91% of potential problem loans were partially to fully secured, with $66,000 of the remaining 9%, or $73,000, guaranteed by the SBA. The $248,000 increase in potential problem loans from December 31, 1996 to June 30, 1997 is primarily attributable to the addition in 1997 of three potential problem loans offset by the transfer of one loan to nonaccrual status.

Impaired Loans
         At June 30, 1997 and December 31, 1996, respectively, loans totaling $2,091,000 and $1,955,000 were classified as impaired loans, all of which are reported above as nonaccrual, restructured or potential problem loans.

Interest Sensitivity
         Through the Bank's Asset/Liability Investment Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analysis of the interest sensitivity positions of major asset and liability categories. As a result of inherent limitations in this type of analysis, the Company does not necessarily attempt to maintain a matched position for each time frame. To augment this analysis, the Company also prepares an analysis of the effect on net interest income of 1%, 2% and 3% interest rate movements in either direction. Based on the Company's interest sensitivity position and the analyses performed on the effect of interest rate movements at June 30, 1997 net interest income will not be materially impacted by either a rising or declining interest rate environment.

Liquidity and Capital Resources

Liquidity
         Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $14,900,000 in cash and short-term investments at June 30, 1997, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At June 30, 1997, the Company had $3,729,000 in unpledged securities which were available for such use. As a percentage of total assets, the amount of these cash equivalent assets at June 30, 1997 and December 31, 1996 was 15% and 20%, respectively. Normal fluctuations in the deposit levels of some of the Company's large corporate customers resulted in corresponding fluctuations in the Company's liquidity position (short-term investments). The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 70% of average total deposits for the six months ended June 30, 1997 and 79% of average total deposits for the year ended December 31, 1996. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $3,000,000 in liquidity as well as access to other collateralized borrowing programs. The Company maintained an average loan to deposit ratio of 82% and 76% for the first six months of 1997 and the year ended December 31, 1996, respectively, and can access collateralized deposit programs through U.S. government agencies to raise additional deposits, when liquidity needs dictate.

         Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank is eligible to borrow up to approximately $1,501,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. At June 30, 1997, $1,109,000 in borrowings from the FHLB were outstanding. The Bank is eligible to increase the maximum amount to be borrowed by $7,499,000 with the purchase of up to $1,648,000 in additional stock in the FHLB. The Company has adequate resources to meet its liquidity needs.

         In June 1997, the Company entered into an agreement to acquire the stock of Ballston Bancorp, Inc. in exchange for both stock and cash. The cash consideration in connection therewith, is expected to be funded through both internally generated funds as well as external funding sources (approximately $3,000,000). Although at this time, no definitive agreement has been entered into for the external funds, the Company believes that the funds are obtainable at commercially reasonable rates.

         Increases in deposit levels comprise the majority of the Company's net cash inflows from financing activities for the first six months of 1997. Loan originations, net of repayments and maturities of securities, during the first six months of 1997 constitute the majority of the Company's cash outflows from investing activities.

Stockholders' Equity

         In the third quarter of 1996, the Company completed a stock offering issuing 795,500 shares at a price of $8.75 per share, resulting in net proceeds to the Company of $6,019,000 after underwriting discounts, commissions and expenses. Of these proceeds, $219,000 was used to fund a loan to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions ("ESOP") to purchase stock in that public offering. Immediately prior to the stock offering, the Company increased the number of shares of authorized Common Stock from 800,000 to 5,000,000, reduced the par value to $0.01 per share and effected a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for each share of Common Stock issued and outstanding. As of July 12, 1996, the effective date of the offering, the Company's Common Stock was approved for listing on the Nasdaq National Market.

         Stockholders' equity at June 30, 1997 of $13,329,000 increased by $189,000 from December 31, 1996. Common stock issued through the exercise of options granted under the Employee Incentive Stock Option Plan coupled with dividends paid on allocated shares of the Employee Stock Ownership Plan with 401(k) Provisions accounted for a portion of this increase. Net income of $486,000 for the first six months of 1997 and an $18,000 increase in unrealized losses on securities, net of taxes, were partially offset by dividends declared during the quarter of $326,000. Average stockholders' equity as a percentage of average total assets for 1997 was 12.02% as compared to 7.80% for the comparable prior year period.

         Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At June 30, 1997, the Company's total risk-based capital ratio and Tier 1 capital ratio of 15.81% and 14.59%, respectively, met the regulatory definition of "well- capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The Company's June 30, 1997 ratios are based on total capital of $14,461,000, Tier 1 capital of $13,345,000 and risk adjusted assets of $91,472,000. At June 30, 1997, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 10.23% and 9.01%, respectively, also met the definition of "well-capitalized." The June 30, 1997 ratios for the Bank are based on total capital of $9,140,000, Tier 1 capital of $8,049,000 and risk- adjusted assets of $89,346,000.

         The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk- based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At June 30, 1997, the Company's and the Bank's Tier 1 leverage ratios based on annual average assets of $110,551,000 and $108,228,000 were 12.07% and 7.44%, respectively, meeting the regulatory definition of "well-capitalized."


Factors Affecting Future Results

         In addition to historical information, this Form 10-QSB includes certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in ownership status resulting in the loss of eligibility for participation in government and corporate programs for minority and women-owned banks, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

                                    PART II.

--------------------------------------------------------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders

--------------------------------------------------------------------------------

         On June 17, 1997, Abigail Adams National Bancorp, Inc. (the "Company") held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified. The votes cast and withheld for each such director was as follows:

         Barbara Davis Blum       FOR 1,091,722      WITHHELD 126,854
                                      ---------               -------
         Shireen L. Dodson        FOR 1,094,322      WITHHELD 124,254
                                      ---------               -------
         Susan Hager              FOR 1,094,322      WITHHELD 124,254
                                      ---------               -------
         Jeanne D. Hubbard        FOR 1,094,322      WITHHELD 124,254
                                      ---------               -------
         Clarence L. James, Jr.   FOR 1,094,322      WITHHELD 124,254
                                      ---------               -------
         Steve Protulis           FOR 1,094,322      WITHHELD 124,254
                                      ---------               -------
         Marshall T. Reynolds     FOR 1,091,190      WITHHELD 127,386
                                      ---------               -------
         Robert L. Shell, Jr.     FOR 1,091,190      WITHHELD 127,386
                                      ---------               -------
         Dana B. Stebbins         FOR 1,094,322      WITHHELD 124,254
                                      ---------               -------
         Susan J. Williams        FOR 1,094,322      WITHHELD 124,254
                                      ---------               -------

         In  addition,   the  Company's   stockholders  approved  the  following
proposals:

         Ratification of the selection of the firm of Arthur Andersen LLP as independent certified public accountants for the Company for 1997, as follows:

         FOR 1,210,495     AGAINST   705    ABSTAIN 7,376  BROKER NON-VOTES: N/A
             ---------              ----             -----                   ---

         Approval of the 1996 Employee Incentive Stock Option Plan, as follows:

         FOR 1,153,953     AGAINST 45,192  ABSTAIN 19,166  BROKER NON-VOTES: N/A
             ---------             ------          ------                    ---

         Approval of the 1996 Directors Stock Option Plan, as follows:

         FOR 1,128,695    AGAINST  56,985  ABSTAIN 32,631  BROKER NON-VOTES: N/A
             ---------             ------          ------                    ---

--------------------------------------------------------------------------------

Item 5.           Other Information

--------------------------------------------------------------------------------

Letter of Intent and Definitive Agreement to Acquire Stock of Ballston Bancorp Inc.

         On June 18, 1997, the Company issued a press release announcing the signing of a non-binding letter of intent for the Company's acquisition of the stock of Ballston Bancorp, Inc. A copy of this press release is attached to this report as Exhibit 99.1, and incorporated herein by this reference. On June 23, 1997, the Company issued a press release announcing the signing of a definitive agreement for the Company's acquisition of the stock of Ballston Bancorp, Inc. A copy of this press release is attached to this report as Exhibit 99.2, and incorporated herein by this reference.



--------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------

(a)      Exhibits

Exhibit No.    Description of Exhibit
-----------    ----------------------

13             Abigail Adams National Bancorp, Inc. Financial Summary for
               June 30, 1997

27             Financial Data Schedule


99.1           Press Release  regarding  Signing of Letter of Intent
               for  the  Company's   Acquisition  of  the  Stock  of
               Ballston Bancorp, Inc.

99.2 Press Release regarding Signing of Definitive Agreement for the Company's Acquisition of the Stock of Ballston Bancorp, Inc.


(b) No reports on From 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               ABIGAIL ADAMS NATIONAL BANCORP, INC.
                               ------------------------------------
                                           Registrant



Date: August 7, 1997             /s/ Barbara Davis Blum
     ----------------            -----------------------
                                 Barbara Davis Blum
                                 Chairwoman of the Board,
                                  President and Director
                                (Principal Executive Officer)



Date: August 7, 1997             /s/ Kimberly J. Levine
     ----------------            -----------------------
                                 Kimberly J. Levine
                                 Senior Vice President & Chief Financial Officer
                                (Principal Financial and
                                 Accounting Officer)