Form 10QSB
period 1997-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1997-11-14
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 1997
                                    ------------------------------



| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________to__________

         Commission file number   0-10971
                              --------------

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
         -----  -----

         State the number of shares outstanding of each of the issuer's classes of common equity as of October 30, 1997:

             1,651,226 shares of Common Stock, Par Value $0.01/share
Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                ----      ----

                                     PART I.


--------------------------------------------------------------------------------

Item 1 - Financial Statements

--------------------------------------------------------------------------------

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                September 30, 1997 and 1996 and December 31, 1996

                                                                                    September 30,    September 30,    December 31,
                                                                                        1997             1996             1996
                                                                                   --------------  --------------   --------------
Assets                                                                                (Unaudited)      (Unaudited)
Cash and due from banks                                                            $   5,688,064   $    6,570,628   $   9,785,132
Short-term investments:
  Federal funds sold                                                                   3,950,000       24,800,000       4,100,000
  Interest-bearing deposits in other banks                                             1,479,000        1,476,715       1,479,000
                                                                                       ----------     ------------      ---------
    Total short-term investments                                                       5,429,000       26,276,715       5,579,000

Securities available for sale                                                         18,052,860        3,496,562      11,205,282
Investment securities (market value of $8,551,040, $9,874,241 and $11,679,607 at September 30,1997, September 30, 1996
  and December 31, 1996, respectively)                                                 8,513,840        9,854,361      11,640,813

Loans (net of deferred fees and unearned discounts)                                   84,728,757       63,342,910      73,013,413
  Less:  Allowance for loan losses                                                    (1,123,642)      (1,278,531)     (1,048,487)
                                                                                      -----------      -----------     -----------
      Loans, net                                                                      83,605,115       62,064,379      71,964,926
                                                                                      -----------      -----------     ----------

Bank premises and equipment, net                                                         981,070          763,268         840,051
Other real estate owned                                                                     --            104,800            --
Other assets                                                                           1,707,167         1,452,993      1,147,100
                                                                                    -------------      -----------   ------------
      Total assets                                                                 $ 123,977,116     $ 110,583,706  $ 112,162,304
                                                                                   ==============    =============  =============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Demand deposits                                                                 $ 26,754,959    $  28,205,478    $ 23,678,374
    NOW accounts                                                                       7,783,730        8,702,104       8,039,994
    Money market accounts                                                             24,893,285       25,709,472      29,533,210
    Savings accounts                                                                   1,699,123        1,249,828       1,379,554
    Certificates of deposit of $100,000 or greater                                    23,961,781       12,902,087      15,657,818
    Certificates of deposit less than $100,000                                        20,353,335       18,108,949      16,865,790
                                                                                     ------------     -----------     -----------
      Total deposits                                                                 105,446,213       94,877,918      95,154,740
                                                                                    -------------     ------------    -----------

  Short-term borrowings                                                                2,879,419        2,074,705       1,916,689
  Long-term borrowings/debt                                                            1,095,100             --         1,138,815
  Other liabilities                                                                    1,049,830          725,711         811,863
                                                                                   --------------   --------------  -------------
      Total liabilities                                                              110,470,562       97,678,334      99,022,107
                                                                                     ------------     ------------    -----------

Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 5,000,000 shares;  issued
     1,655,906 at September 30, 1997, 1,654,712 at September 30,
    1996 and December 31, 1996;  outstanding  1,651,226  shares at September 30,
    1997, 1,650,032 shares at September 30, 1996 and
     December 31, 1996                                                                    16,559           16,547          16,547
  Surplus                                                                             12,182,595       12,158,394      12,172,435
  Retained earnings                                                                    1,521,505        1,007,284       1,191,706
                                                                                    -------------    -------------   ------------
                                                                                      13,720,659       13,182,225      13,380,688
  Less:  Employee Stock Ownership Plan shares, 20,574 shares at cost                    (176,899)        (218,750)       (177,791)
  Less:  Treasury stock, 4,680 shares at cost                                            (28,710)         (28,710)        (28,710)
  Less:  Unrealized loss on securities, net of taxes                                      (8,496)         (29,393)        (33,990)
                                                                                    -------------     ------------  -------------

      Total stockholders' equity                                                      13,506,554       12,905,372      13,140,197
                                                                                     ------------     ------------    -----------
      Total liabilities and stockholders' equity                                   $ 123,977,116    $ 110,583,706   $ 112,162,304
                                                                                   ==============   ==============  =============



               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                For the Period Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                         For the three months           For the nine months
                                                                          Ended September 30,           Ended September 30,
                                                                           1997          1996            1997          1996
                                                                           ----          ----            ----          ----
Interest income
  Interest and fees on loans                                          $2,138,827    $1,514,188       $5,739,672    $ 4,493,833
  Interest on securities available for sale:
    U.S. Treasury                                                         14,854         7,270           18,232         48,098
    Obligations of U.S. government agencies and corporations             136,573        36,060          401,178        121,299
                                                                        --------     ----------        ---------    ----------
        Total interest on securities available for sale                  151,427        43,330          419,410        169,397
  Interest and dividends on investment securities:
    U.S. Treasury                                                         15,237        15,237           42,087         34,385
    Obligations of U.S. government agencies and corporations             100,627       107,722          380,341        285,153
    Mortgage-backed securities                                             3,662         6,507           12,644         21,774
    Obligations of states and municipalities                               3,992           --            11,974            --
    Other securities                                                       6,923         7,628           28,085         21,605
                                                                       ---------     ----------        ---------     ---------
        Total interest and dividends on investment securities            130,441       137,094          475,131        362,917
  Interest on short-term investments:
    Federal funds sold                                                   116,307       227,991          254,514        442,272
    Deposits with other banks                                             21,943        15,302           64,200         31,148
                                                                       ---------     ----------      -----------   -----------
        Total interest on short-term investments                         138,250       243,293          318,714        473,420
                                                                       ---------      ---------       ----------     ---------
        Total interest income                                          2,558,945     1,937,905        6,952,927      5,499,567
                                                                      ----------     ----------      -----------    ----------

Interest expense
  Interest on deposits:
    NOW accounts                                                          46,646        50,422          135,534        142,040
    Money market accounts                                                289,760       273,618          806,053        744,404
    Savings accounts                                                      11,026         8,479           31,411         25,657
    Certificates of deposit:
      $100,000 or greater                                                324,740       110,945          876,882        398,486
      Less than $100,000                                                 284,441       267,523          739,141        734,288
                                                                       ---------     ----------        ---------      --------
        Total interest on deposits                                       956,613       710,987        2,589,021      2,044,875
     Federal funds purchased and
       repurchase agreements                                              31,626        28,173           95,392         79,583
     Interest on long-term borrowings/debt                                19,605            --           58,302          4,219
                                                                       ---------    ----------        ---------     ---------
        Total interest expense                                         1,007,844       739,160        2,742,715      2,128,677
                                                                       ---------     ---------      -----------     ---------
        Net interest income                                            1,551,101     1,198,745        4,210,212      3,370,890
Provision (benefit) for loan losses                                          --        (50,000)              --        (50,000)
                                                                    ------------    ----------    -------------      ----------
         Net interest income after provision (benefit)
           for loan losses                                             1,551,101     1,248,745        4,210,212      3,420,890

Other income
  Service charges on deposit accounts                                    280,905       189,706          845,050        537,739
  Other income                                                            13,737        82,553           51,496        141,988
                                                                       ---------    -----------       ----------      ---------
        Total other income                                               294,642       272,259          896,546        679,727
                                                                       ---------      ---------       ----------       --------

Other expense
  Salaries and employee benefits                                         544,626       461,150        1,627,716      1,345,597
  Occupancy and equipment expense                                        257,940       196,613          730,633        551,938
  Professional fees                                                       71,589        71,972          222,686         87,199
  Data processing fees                                                   137,363        85,233          350,165        258,566
  Other operating expense                                                278,030       235,764          823,681        615,978
                                                                      ----------     ----------     ------------       --------
        Total other expense                                            1,289,548     1,050,732        3,754,881      2,859,278
                                                                      ----------    -----------      -----------     ----------
       Income (loss) before taxes                                        556,195       470,272        1,351,877      1,241,339
Applicable income tax expense                                            223,579       172,873          532,914        458,460
                                                                       ---------      ---------      -----------      ---------
        Net income                                                     $ 332,616     $ 297,399        $ 818,963      $ 782,879
                                                                       =========     =========        ==========     =========
        Net income per common share                                 $        .20  $        .20    $         .50   $        .73
                                                                    ============  ============    ==============  =============
        Weighted average number of shares
           used to compute EPS                                         1,630,945     1,502,192        1,630,505      1,077,659
                                                                       =========     =========        =========      =========



               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                                                            Employee
                                                     Additional   Retained                  Stock        Unrealized
                                          Common        Paid-in   Earnings       Treasury   Ownership    Loss on
                                           Stock        Capital  (Deficit)       Stock      Plan         Securities     Total
                                           -----        -------  ---------       -----      ----         ----------     -----

Balance at January 1,1996             $    8,592   $ 6,147,421  $  531,830    $ (28,710)   $     --      $  (40,267)   $ 6,618,866
  Issuance of 795,500 shares of
    Common Stock                           7,955     6,010,973        --           --            --             --       6,018,928
  Loan to ESOP to finance purchase of
    25,000 shares of Common Stock           --            --          --           --        (218,750)          --        (218,750)
  Net income                                --            --       782,879         --            --             --         782,879
  Dividends declared                        --            --      (307,425)        --            --             --        (307,425)
  Unrealized gain on securities,
     net of taxes                           --            --          --           --            --           10,874        10,874
                                       ---------    ---------     ---------     --------    ----------    -----------   -----------

Balance at September 30, 1996         $   16,547   $12,158,394   $1,007,284    $ (28,710)  $  (218,750)  $    (29,393) $ 12,905,372
                                      ==========   ============ ===========    =========  ============   ============  ============


Balance at January 1,1997             $   16,547   $12,172,435   $1,191,706   $  (28,710) $   (177,791)  $    (33,990) $13,140,197
  Net income                                --            --       818,963         --            --             --         818,963
  Dividends declared                        --            --      (489,164)        --            --             --        (489,164)
  Dividends on allocated shares
     of the Employee Stock
     Ownership Plan                         --             405        --           --             892           --          1,297
  Issuance of common stock under
     the Employee Incentive Stock
     Option Plan                              12         9,755        --           --            --             --          9,767
  Unrealized loss on securities,
     net of taxes                           --            --          --           --            --           25,494       25,494
                                       ---------    ----------  ----------     ---------    ---------    -----------   ----------

Balance at September 30, 1997         $   16,559   $12,182,595  $1,521,505    $ (28,710) $   (176,899)  $     (8,496) $13,506,554
                                     ============  ============ ===========    =========  ============   ============ ============


               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                     1997            1996
                                                                  ---------       -------
Operating Activities
Net income                                                       $ 818,963       $ 782,879
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Provision (benefit) for loan losses                                --          (50,000)
    Depreciation and amortization                                  217,974         102,108
    Accretion of loan discounts and fees                          (111,197)        (81,515)
    Amortization and accretion of discounts and
      premiums on securities                                      (131,718)          2,258
   Gain on sale of other real estate                                   --          (16,789)
    Provision for deferred income taxes                           (101,724)       (370,744)
    Decrease (increase) in other assets                           (458,343)         70,514
    Increase in other liabilities                                  220,245         (86,623)
                                                                -----------    ------------
      Net cash provided by operating activities                    454,200         352,088
                                                                -----------      ---------

Investing Activities
Proceeds from repayment and maturity
  of investment securities                                       4,150,000       4,300,000
Proceeds from maturity of securities
  available for sale                                            11,175,000       6,500,000
Proceeds from repayment of mortgage-
  backed securities                                                 46,596          87,037
Purchase of investment securities                               (1,048,000)     (6,020,712)
Purchase of securities available for sale                      (17,869,387)     (4,500,000)
Increase in short-term investments                                     --         (990,000)
Principal collected on loans                                    12,820,752       8,581,976
Loans originated                                               (24,818,779)     (9,880,446)
Net increase in short-term loans                                   (92,819)        (12,463)
Net decrease in lines of credit                                    561,855       1,696,498
Purchase of bank premises and equipment                           (358,993)       (587,859)
Purchase of other real estate                                          --         (317,381)
Proceeds from disposition of other real estate                         --          229,370
                                                               ------------       ---------
      Net cash used by investing activities                    (15,433,775)       (913,980)
                                                               ------------       ---------

Financing Activities
Net increase (decrease) in transaction and savings deposits     (1,514,886)     10,370,623
Proceeds from issuance of time deposits                         43,238,503      16,010,647
Payments for maturing time deposits                            (31,432,145)    (14,566,547)
Net increase in short-term borrowings                               962,731        289,302
Payments on long-term debt                                         (43,715)       (186,250)
Proceeds from issuance of common stock (net)                         9,767       6,018,928
Loan to KSOP                                                           --         (218,750)
Cash dividends paid to common stockholders                        (487,748)       (213,633)
                                                               ------------    ------------
      Net cash provided by financing activities                 10,732,507      17,504,320
                                                               ------------     ----------
      Increase (decrease) in cash and cash equivalents          (4,247,068)     16,942,428
      Cash and cash equivalents at beginning of year            13,885,132      14,428,200
                                                                -----------     ----------

      Cash and cash equivalents at end of year                 $ 9,638,064     $31,370,628
                                                               ============    ===========

Supplementary disclosures:

  Interest paid on deposits and borrowings                     $ 2,697,404     $ 2,104,774
                                                               ============    ===========

  Income taxes paid                                           $    553,000    $    458,500
                                                              =============   ============

                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996



1.    General
      The unaudited information at and for the nine months ended September 30, 1997 and 1996 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. All financial information presented gives retroactive effect to (i) an increase in the number of shares of authorized Common Stock from 800,000 to 5,000,000 and a reduction of par value to $0.01 per share as of July 8, 1996, and (ii) the issuance by the Company on July 9, 1996 of a three-for-one stock split in the form of a stock dividend of two shares of Common Stock for each share of Common Stock issued and outstanding.

2.    Contingent Liabilities
      In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

      Under the terms of an employment agreement with the President and Chief Executive Officer of the Company and the Bank, the Company is obligated to make payments to her under certain conditions, totaling approximately $389,000, in the event her employment is terminated. In addition, upon termination, certain unvested stock options granted to the President and Chief Executive Officer shall become immediately vested. Such unvested options are estimated to have an aggregate value of approximately $304,000 at September 30, 1997.

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

5.    Net Income Per Share
      Net income per common share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period, 1,630,505 and 1,077,659 for the nine months ended September 30, 1997 and 1996, respectively and 1,630,945 and 1,502,192 for the three months ended September 30, 1997 and 1996, respectively. Stock options are included as common share equivalents in 1996 but are not included in 1997 as the dilution is immaterial.

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

Overview
      Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $123,977,000 at September 30, 1997 as compared to $112,162,000 at December 31, 1996. Total assets at September 30, 1997 increased by $11,815,000 from December 31, 1996 predominantly due to increases in loans of $11,715,000. Total deposits increased by $10,291,000 during the same period to $105,446,000 at September 30, 1997 due primarily to increases in demand deposits and certificates of deposit, partially offset by normal fluctuations in money market accounts.

      The Company reported net income for the first nine months of 1997 of $819,000, or $0.50 per share, for an annualized return on average assets of .96% and an annualized return on average equity of 8.21%. This compares with return on assets of 1.15% and return on equity of 12.41% for the first nine months of 1996. Net income for the first nine months of 1997 reflects an increase of 5% over the $783,000 net income, or $0.73 per share, recorded for the first nine months of 1996. Income before taxes of $1,352,000 for the first nine months of 1997 reflects a 9% increase over the comparable 1996 period. Increases in net interest income and other income, partially offset by increases in operating expenses associated with the opening of a new branch in the fourth quarter of 1996 and professional fees, accounted for the growth in net income. Net income per share declined during this period as a result of the issuance of 795,500 shares of common stock in the public stock offering completed in the third quarter of 1996.

Analysis of Net Interest Income
      Net interest income, the most significant component of the Company's earnings, increased by $839,000, or 25%, to $4,210,000 for the first nine months of 1997 as compared to $3,371,000 for the comparable 1996 period. Average earning assets for the first nine months of 1997 of $106,840,000 increased by $22,175,000, or 26%, over the comparable 1996 period. The increase in net interest income resulted from increased earning assets, an increase in the average loan to deposit ratio of 82% for the first nine months of 1997 from 77% for the comparable prior year period and a 9% increase in average demand deposit accounts during the same period. The net interest spread for the first nine months of 1997 of 3.88% and a net interest margin of 5.28% for the same period, reflected a decrease of 8 basis points and 4 basis points, respectively, from the prior year.


Other Income
     Total other income increased by approximately $217,000, or 32%, to $897,000 for the first nine months of 1997, primarily due to increased income recognized on ATM transactions resulting from the implementation in September 1996 of the $1.00 surcharge on noncustomer ATM transactions.

Other Expense
      Salaries and benefits of $1,628,000 for the first nine months of 1997 increased by $282,000, or 21%, over the first nine months of 1996, due primarily to an increase in the number of employees attributable to the new branch, normal merit increases and associated increases in employee benefits. Net occupancy expense of $731,000 for the first nine months of 1997 reflects an increase of $179,000, or 32%, from one year earlier due both to the opening of the new branch during 1996 and additional depreciation expense of a local area network installed in the later part of the second quarter of 1996. It is anticipated that both salaries and benefits and net occupancy will increase during the last quarter of 1997, with the opening of the Company's fifth branch scheduled for the fall of 1997. Professional fees of $223,000 for the first nine months of 1997 increased by $136,000 from one year earlier due primarily to consulting expenses incurred in connection with augmenting the Company's compliance infrastructure as well as to partial reimbursement during 1996 by the Small Business Administration ("SBA") of legal fees incurred for the workout of two troubled SBA guaranteed loans. Data processing expense of $350,000 for the first nine months of 1997 increased by $91,000, or 35%, over the prior year due to the opening of the new branch as well as increased activity levels and item charges. Other operating expense of $824,000 for the first nine months of 1997 reflects an increase of $208,000, or 34%, over the prior year due primarily to increases in advertising, public relations, printing and regulatory fees, as well as increases in administrative and overhead expenses associated with opening the new branch.

      The Company has reviewed the data processing systems provided by the Bank's outside data processor as well as those computer applications which are used in-house and has determined that the Bank's data processing will not be materially impacted by any date-sensitive calculations related to the year 2000. The Bank's contract with its outside data processor is scheduled to expire in mid 1998. While the Bank is presently considering renewal options as well as other data processing alternatives, the Bank will only consider data processing systems which can appropriately recognize this date-sensitive information.

Income Tax Expense
      Income tax expense of $533,000 for the first nine months of 1997 reflects an increase of $75,000 over the $458,000 tax expense recorded one year earlier due to an increases in pretax income. The Company's effective tax rate for the first nine months of 1997 increased to 39% from approximately 37% for the first nine months of 1996.

Analysis of Loans
      The loan portfolio at September 30, 1997 of $84,729,000 increased by $11,715,000, or 16%, as compared to the December 31, 1996 balance of $73,013,000 primarily as a result of increased lending activity during 1997 associated with the arrival of the Company's new Chief Lending Officer in January 1997. New loans of $24,819,000, exclusive of short-term loans and lines of credit, were originated in the first nine months of 1997. Loan principal payments of $12,821,000 offset only a portion of this increase. The loan to deposit ratio at September 30, 1997 was 80% as compared to 77% at December 31, 1996. On average, the loan to deposit ratio for the first nine months of 1997 was 82% as compared to 77% during the comparable period of the prior year.

     Loan concentrations at September 30, 1997 and December 31, 1996 are summarized as follows:

                               Loan Concentrations
                   At September 30, 1997 and December 31, 1996

                                                 September  30,    December 31,
                                                    1997              1996
                                                  -------             ----
         Service industry                           38%                38%
         Real estate development/finance            26                 30
         Wholesale/retail                           25                 22
         Other                                      11                 10
                                                  -----              -----
           Total                                   100%               100%
                                                  =====              ====


Analysis of Investments
         Securities available for sale totaling $11,175,000 matured during the first nine months of 1997 as compared to purchases of $17,869,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the first nine months accounted for the $6,848,000 increase in the available for sale portfolio to $18,053,000 at September 30, 1997 as compared to $11,205,000 at December 31, 1996. Long-term investment maturities and repayments totaling $4,150,000 and normal pay downs on mortgage-backed and other amortizing securities, partially offset by purchases of $1,048,000, account for the $3,127,000 decrease in long-term investments to $8,514,000 at September 30, 1997 from $11,641,000 at December 31, 1996. Proceeds from maturing securities were reinvested in similar investments.

         Short-term investments decreased by $150,000 to $5,429,000 at September 30, 1997 from December 31, 1996 due to normal fluctuations in the Company's liquidity.

Noninterest-Earning Assets
         Cash and due from banks of $5,688,000 at September 30, 1997 decreased by $4,097,000 from the December 31, 1996 balance of $9,785,000. A large deposit received from one of the Company's large commercial customers at December 31, 1996, which was not available for investment with other financial institutions until the following business day, accounted for the relatively high cash and due from balance on that date.

         At September 30, 1997, other assets include approximately $144,000 in capitalized costs in connection with the Company's contemplated acquisition of Ballston Bancorp, Inc.

Deposits
         Total deposits of $105,446,000 at September 30, 1997 increased by $10,291,000, or 11%, from the December 31, 1996 balance of $95,155,000. Demand deposits of  $26,755,000  at September  30, 1997 reflect a  $3,077,000,  or 13%, increase from the $23,678,000 balance at December 31, 1996 due principally to growth in the deposits of the Company's new branch as well as normal fluctuations in the deposits of some of the Company's large corporate customers. Normal fluctuations in the deposits of personal accounts make up the majority of the $256,000 decrease in

NOW accounts to $7,784,000 at September 30, 1997 as compared to $8,040,000 at December 31, 1996. Money market accounts of $24,893,000 at September 30, 1997 decreased by $4,640,000 from the $29,533,000 balance reported at December 31, 1996 due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Certificates of deposit at September 30, 1997 of $44,315,000 increased by $11,791,000 from the $32,524,000 balance at
December 31, 1996, with certificates of deposit $100,000 and over increasing by $8,304,000 and certificates of deposit under $100,000 increasing by $3,487,000. The increase in certificates of deposit over $100,000 is primarily due to increases in brokered deposits, collateralized government deposits and compensating and collateral balances for loans as well as new certificates of deposit issued to commercial customers. The increase in certificates of deposit under $100,000 is primarily due to both new products and the new branch opened in the fall of 1996.

         Average noninterest-bearing demand deposits for the first nine months of 1997 of $23,906,000 increased by $2,067,000, or 9%, from the comparable 1996 period, while average interest-bearing deposits increased by $14,186,000 during the same period to $72,182,000. Average NOW accounts for the first nine months of 1997 of $7,462,000 decreased by $395,000. Average money market deposits for the first nine months of 1997 of $23,860,000 increased by $1,900,000 over the prior year's average balance. Average certificates of deposit $100,000 and over increased by $11,446,000 to $21,413,000 for the first nine months of 1997 as compared to the first nine months of 1996 due principally to increases in both collateralized government deposits and brokered deposits. Average certificates of deposit under $100,000 for the first nine months of 1997 of $17,861,000 increased by $933,000 over the comparable period of the prior year primarily due to the issuance of brokered deposits during the first quarter of 1997. Average noninterest-bearing deposits to average total deposits during the first nine months of 1997 represent 25% as compared to 27% one year earlier.

Asset Quality
Loan Portfolio and Adequacy of Allowance for Loan Losses
          As a result of improvement in the quality of the loan portfolio over the last few years as well as relatively low levels of net charge-offs from mid 1994 through mid 1996, the Company did not record a provision for loan losses. Nonetheless, the unallocated portion of the Company's allowance for loan losses continued to increase. In the last half of 1996, the Company reversed $275,000 of loan loss provision, $50,000 of which was reversed in the third quarter of 1996. Throughout this process, the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,124,000 at September 30, 1997 to be adequate. The allowance for loan losses as a percentage of outstanding loans at September 30, 1997 was 1.33%, down from the 1.44% reported at December 31, 1996. Both the total dollar amount of the allowance for loan losses, as well as the portion of the allowance for loan losses which is not allocated to any particular component of the loan portfolio at September 30, 1997 have increased from December 31, 1996 due in large part to the net recoveries received during 1997. The unallocated portion of the allowance for loan losses of $233,000 increased from the December 31, 1996 level of $117,000 despite the 16% growth in the total loan portfolio.

                     Allocation of Allowance for Loan Losses
                   At September 30, 1997 and December 31, 1996
                                 (In thousands)

                                    September 30,              December 31,
                                        1997                       1996
                                  ---------------------------------------------
                                  Reserve   % of loans    Reserve  % of loans
                                  Amount  to total loans  Amount  to total loans
                                  ------  --------------  ------  --------------
Commercial                          $ 434       43.0%      $ 438      53.8%
Real estate - commercial mortgage     355       45.2         360      33.9
Real estate - residential mortgage     14       2.5           19       3.6
Real estate - construction             39       7.0           31       5.7
Installment                            49       2.3           83       3.0
Unallocated                           233       --           117       --
                                   ------    -------      -------     ----
         Total                    $ 1,124      100.0%    $ 1,048     100.0%
                                  =======     ======      =======    ======


         Transactions in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 are summarized as follows:

             Transactions in the Allowance for Loans Losses for the
                  Nine Months Ended September 30, 1997 and 1996
                                 (In thousands)

                                                         1997             1996
                                                       -------          ------
           Balance at January 1                         $1,048          $1,274

           Provision (benefit)                             --              (50)

             Recoveries:
               Commercial                                  105             130
               Real estate - commercial mortgage            35               1
               Installment to individuals                   13              21
                                                         -----           -----
                 Total recoveries                          153             152

             Loans charged off:
               Commercial                                  (32)            (72)
               Installment to individuals                  (46)            (25)
                                                         -------       --------
                 Total charge-offs                         (78)            (97)
                                                         ------       --------
               Net recoveries (charge-offs)                 75              55
                                                        ------          ------
           Balance at September 30                     $ 1,123         $ 1,279
                                                       =======         =======
           Ratio of net recoveries (charge-offs)
             to average loans (1)                         0.13%          0.12%
                                                        ======         ======

----------
(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the nine months ended September 30, 1997 and 1996.

Nonperforming Assets
            Nonaccrual loans at September 30, 1997 of $433,000 are down by $530,000 from the $963,000 reported at December 31, 1996. Nonaccrual loans at September 30, 1997 include loans guaranteed by the U.S. Small Business Administration ("SBA") totaling $106,000. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on an average of 90% of the total. Restructured loans at September 30, 1997 of $562,000 decreased $11,000 from the $573,000 reported at December 31, 1996. Loans past due 90 days or more increased to $297,000 at September 30, 1997 from $153,000 at December 31, 1996 due principally to two loans to one borrower which were repaid subsequent to September 30, 1997.

                        Analysis of Nonperforming Assets
                   At September 30, 1997 and December 31, 1996
                                 (In thousands)

                                                      September 30, December 31,
                                                          1997         1996
                                                         ------       -----
       Nonaccrual loans:
         Commercial                                    $    433    $    863
         Real estate - commercial mortgage                  --          100
                                                         ------      ------
           Total nonaccrual loans (1)                       433         963
                                                          -----      ------

       Past due loans:
         Commercial                                         178          --
         Real estate - commercial mortgage                  119         142
         Installment - individuals                           --          11
                                                          -----      ------
           Total past due loans                             297         153
                                                           ----      ------

       Restructured loans:
         Commercial                                         562         573
                                                           ----       -----
           Total restructured loans                         562         573
                                                           ----       -----


           Total nonperforming assets                   $ 1,292     $ 1,689
                                                        =======     =======
           Total nonperforming assets exclusive of
             SBA guaranteed balances                    $ 1,196     $ 1,094
                                                        =======     =======

       Ratio of nonperforming assets
         to gross loans plus foreclosed properties (2)    1.52%       2.31%
       Ratio of nonperforming assets to total
         assets (2)                                       1.04%       1.51%
       Percentage of allowance for loan losses to
         nonperforming assets (2)                        86.99%      62.05%
----------------------------
(1) Nonaccrual loans include $106,000 and $607,000 in loans guaranteed by the SBA at September 30, 1997 and December 31, 1996, respectively. The outstanding balance of these loans are insured for 90.0%, or $95,000 and 97.9%, or $594,000, respectively.

(2)      Ratios include SBA guaranteed loan balances.

Potential Problem Loans
         At September 30, 1997 and December 31, 1996, respectively, loans totaling $1,027,000 and $781,000 were classified as potential problem loans which are not reported in the table entitled

"Analysis of Nonperforming Assets." An additional $153,000 in unfunded letters of credit were also classified as potential problem loans. The loans are subject to management attention as a result of financial difficulties of the borrowers and their classification is reviewed on a quarterly basis. Eighty-five percent of the potential problem loans at September 30, 1997 are partially to fully secured. At December 31, 1996, 91% of potential problem loans were partially to fully secured, with $66,000 of the remaining 9%, or $73,000, guaranteed by the SBA. The $399,000 increase in potential problem loans from December 31, 1996 to September 30, 1997 is primarily attributable to the addition in 1997 of two potential problem loans and one unfunded letter of credit offset by the transfer of one loan to nonaccrual status.

Impaired Loans
         At September 30, 1997 and December 31, 1996, respectively, loans totaling $1,633,000 (inclusive of $153,000 in unfunded letters of credit) and $1,955,000 were classified as impaired loans, all of which are reported above as nonaccrual, restructured or potential problem loans.

Interest Sensitivity
         Through the Bank's Asset/Liability Investment Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analysis of the interest sensitivity positions of major asset and liability categories. As a result of inherent limitations in this type of analysis, the Company does not necessarily attempt to maintain a matched position for each time frame. To augment this analysis, the Company also prepares an analysis of the effect on net interest income of 1%, 2% and 3% interest rate movements in either direction. Based on the Company's interest sensitivity position and the analyses performed on the effect of interest rate movements at September 30, 1997 net interest income will not be materially impacted by either a rising or declining interest rate environment.

Liquidity and Capital Resources

Liquidity
         Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $11,117,000 in cash and short-term investments at September 30, 1997, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At September 30, 1997, the Company had $7,671,000 in unpledged securities which were available for such use. As a percentage of total assets, the amount of these cash equivalent assets at September 30, 1997 and December 31, 1996 was 15% and 20%, respectively. Normal fluctuations in the deposit levels of some of the Company's large corporate customers resulted in corresponding fluctuations in the Company's liquidity position (short-term investments). The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 71% of average total deposits for the nine months ended September 30, 1997 and 79% of average total deposits for the year ended December 31, 1996. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $3,000,000 in liquidity as well as access to other collateralized borrowing programs. The Company maintained an average loan to deposit ratio of 82% and 76% for the first nine months of 1997 and the year ended December 31, 1996, respectively, and can access collateralized deposit programs through U.S. government agencies to raise additional deposits, when liquidity needs dictate.

         Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank is eligible to borrow up to approximately $1,501,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. At September 30, 1997, $1,095,000 in borrowings from the FHLB were outstanding. The Bank is eligible to increase the maximum amount to be borrowed by $7,499,000 with the purchase of up to $1,648,000 in additional stock in the FHLB. The Company has adequate resources to meet its liquidity needs.

         In June 1997, the Company entered into an agreement to acquire the stock of Ballston Bancorp, Inc. in exchange for both stock and cash. The cash consideration in connection therewith, is expected to be funded through both internally generated funds as well as external funding sources (approximately $3,000,000). Although there can be no assurance that such financing will be consummated, the Company has received a commitment from George Mason Bank for a line of credit of $3 million with a five year term, payable interest only the first year with outstanding sums bearing interest at prime less one-half percent. The line of credit will be secured by a pledge o f the stock of The Adams National Bank. In the event that such financing is not consummated, the Company would be required to seek additional financing from other commercial lending sources or through one or more debt or equity offerings in the capital markets.

         Increases in deposit levels comprise the majority of the Company's net cash inflows from financing activities for the first nine months of 1997. Loan originations, net of repayments, and purchases of securities, net of maturities, during the first nine months of 1997 constitute the majority of the Company's cash outflows from investing activities.

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

         Stockholders' equity at September 30, 1997 of $13,507,000 increased by $366,000 from December 31, 1996. Common stock issued through the exercise of options granted under the Employee Incentive Stock Option Plan coupled with dividends paid on allocated shares of the Employee Stock Ownership Plan with 401(k) Provisions accounted for a portion of this increase. Net income of $819,000 for the first nine months of 1997 and a $25,000 decrease in unrealized losses on securities, net of taxes, were partially offset by dividends declared during the quarter of $489,000. Average stockholders' equity as a percentage of average total assets for 1997 was 11.69% as compared to 9.23% for the comparable prior year period.

         Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At September 30, 1997, the Company's total risk-based capital ratio and Tier 1 capital ratio of 15.82% and 14.61%, respectively, met the regulatory definition of "well- capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The Company's September 30, 1997 ratios are based on total capital of $14,639,000, Tier 1 capital of $13,515,000 and risk adjusted assets of $92,514,000. At September 30, 1997, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 10.57% and 9.34%, respectively, also met the definition of "well-capitalized." The September 30, 1997 ratios for the Bank are based on total capital of $9,463,000, Tier 1 capital of $8,364,000 and risk-adjusted assets of $89,530,000.

         The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk- based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At September 30, 1997, the Company's and the Bank's Tier 1 leverage ratios based on annual average assets of $114,094,000 and $111,688,000 were 11.85% and 7.49%, respectively, meeting the regulatory definition of "well-capitalized."


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

                                    PART II.
--------------------------------------------------------------------------------

Item 5 -          Other Information

--------------------------------------------------------------------------------

         On November 7, 1997, the SEC declared the Company's Form S-4 Registration Statement effective in connection with the contemplated acquisition of Ballston Bancorp, Inc. A meeting of shareholders has been scheduled for December 17, 1997. A copy of the press release announcing the date is attached as an exhibit thereto.




--------------------------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------
(a)      Exhibits

Exhibit No.     Description of Exhibit
-----------     ----------------------

13              Abigail Adams National Bancorp, Inc. Financial Summary for
                September 30, 1997

27              Financial Data Schedule

99 Press Release regarding Announcement of Shareholders Meeting Regarding Ballston Bancorp, Inc.




(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                     ------------------------------------
                                                 Registrant



Date: November 12, 1997                      /s/ Barbara Davis Blum
     -------------------                     -----------------------
                                             Barbara Davis Blum
                                             Chairwoman of the Board,
                                               President and Director
                                             (Principal Executive Officer)



Date: November 12, 1997                      /s/ Kimberly J. Levine
     -------------------                     -----------------------
                                             Kimberly J. Levine
                                             Senior Vice President &
                                              Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)