Form 10KSB
period 1997-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1998-03-31
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ___________ to __________

         Commission file number 0-10971

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
-------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                          52-1508198
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
   incorporation or organization)

1627 K Street, N.W., Washington, D.C.                            20006
-------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for its  most recent fiscal year    $10,807,000
                                                                   -------------

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 16, 1998.

                                   $15,659,000

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 1998.

                1,651,226 shares of Common Stock, Par Value $.01

       Transitional Small Business Disclosure Format (Check one) Yes   No X
                                                                          --
                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Proxy Statement for the 1998 Annual Meeting of
           Stockholders of Abigail Adams National Bancorp, Inc., to be
                     filed with the Securities and Exchange
            Commission on or before April 30, 1998, are incorporated
                 herein by reference in Part III of this Annual
                             Report on Form 10-KSB.

                                     PART I
                                     ------

Item 1.           Business

General

         Abigail Adams National Bancorp, Inc. (the "Company") is a bank holding company which conducts business through its wholly-owned bank subsidiary, The Adams National Bank (the "Bank"). The Bank serves the nation's capital through five full-service offices located in Washington. The Company's newest branch opened in November of 1997. At December 31, 1997, the Company had consolidated assets of $131,239,000, deposits of $112,261,000 and stockholders' equity of $13,030,000, and reported net income of $342,000 for the year then ended. The Bank exceeds all regulatory capital requirements. See "Supervision and Regulation."

         In each of the last two years, the Bank has opened a new branch. In the fourth quarter of 1996, the Bank opened its branch in Dupont Circle East in the District of Columbia and in the fourth quarter of 1997, the Bank opened its Chinatown branch across from the MCI Arena in the District of Columbia.

         Founded in 1977, the Bank was the first federally-chartered bank in the United States to be owned and managed by women. Originally named The Women's National Bank, the Bank changed its name in 1986 to alter the perception that the Bank existed exclusively to serve the needs of women. Based on assets and deposits, management believes the Bank is the largest women-controlled bank in the United States.

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

         Since undertaking a public offering in 1996, the Company has sought to identify acquisitions in neighboring markets in Virginia and Maryland. These areas are experiencing accelerating commercial growth, especially in the areas of women-owned and high technology businesses. During 1997, the Company attempted to acquire Ballston Bancorp, Inc., parent of the Bank of Northern
Virginia, but the transaction did not receive the required approval by the Company's stockholders. See "Strategy," below for a further discussion of that transaction.

Services of the Bank

         The Bank offers a full range of banking services to its customers. While providing financial services to a wide-ranging customer base, including high net worth individuals, Fortune 100 corporations, small to medium-sized businesses and nonprofit and other organizations, the

Bank remains committed to assisting women and minority business owners obtain access to credit.

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

         As technological developments continue to become available to all banks, large and small, the Bank has also enhanced its delivery systems and reached beyond its branch network to access customers on a cost-effective basis through technological means. The Bank has developed its own electronic site (home page) on the Internet (World Wide Web). Management believes that use of electronic media such as the Internet will allow the Bank to further enhance its image in its target market and identify future prospects for electronic and home banking services. During January 1998, the Bank undertook a pilot program to offer customers the ability to pay certain bills by personal computer. During 1998, the Bank plans to offer this service to all of its customers. The Bank currently offers its retail customers 24-hour banking by means of an interactive voice response system activated by a touch-tone phone which enables customers to access account information and transfer funds. The Company also maintains an integrated PC- based server network system that provides immediate interaction among all operating functions of the Bank, thereby enhancing internal communications and customer service.

         The Bank contracts with an outside firm to provide data processing and back-room operations. The enhanced resources provided by this firm, in conjunction with the Bank's internal data management system, enable the Bank to provide a high level of customer service while effectively managing its growth. The Bank has reviewed its data processing systems provided by its outside data processor, as well as computer applications which are used in-house to identify systems which could be affected by the "Year 2000" issue and has developed an approach to address the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the programs used by the Bank that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major miscalculations or system failure. To date, representations have been received from the Bank's primary processing vendors that their systems already adequately address the Year 2000 issue or that plans have been developed to address the issue. However, the Year 2000 problem is pervasive and complex, and virtually every computer operation will be affected in some way. Consequently, no assurance can be given that unforeseen problems in the computer systems used by the Bank and its software maintained by third party providers, will not have a material impact on the Bank's ability to conduct business. The Bank's contract with its primary outside data processor was renewed in 1997 for one year and is now scheduled to expire in the second quarter of 1998. While the Bank is presently considering renewal options as well as other state-of-the-art data processing alternatives, the Bank will only consider data processing systems which can appropriately address the Year 2000 issue.

         The Bank's customers, including its borrowers, are also faced with potential Year 2000 problems. Through its Loan Committee, the Bank has analyzed its customer base to determine which types of customers are likely to be affected and has adopted procedures to inquire of those borrowers whether they are taking steps to address the problem. The failure of its borrowers to resolve the problem could adversely affect their operations and impair their ability to repay their loans to the Bank. Therefore, even if the Bank adequately addresses its own Year 2000 problems, it could nevertheless be materially and adversely affected if its borrowers do not also successfully resolve their Year 2000 problems. Incremental expenses for the Bank to address the Year 2000 issue are not expected to materially impact operating results in any one period.

Strategy

         The Company's strategy is to provide a high level of personalized service and quality products to customers within the community it serves, through its experienced staff. In addition, the Company seeks to diversify both its market area and asset base while increasing profitability through acquisitions and expansion. Management believes that it possesses substantial expertise in lending to groups traditionally underserved by the banking industry and that these capabilities could be leveraged by making strategic acquisitions.

         Upon the unanimous approval of the Company's Board of Directors, in June 1997, the Company entered into an agreement ("Agreement") with Ballston Bancorp, Inc. ("Ballston") to purchase Ballston for a price equal to 1.8 times Ballston's book value at March 31, 1997, subject to certain adjustments, to be paid 50% in the Company's stock and 50% in cash. In late October, 1997, a director of the Company, Marshall T. Reynolds, advised the Company's Board of Directors that he would not support the acquisition of Ballston, despite his earlier vote as a director supporting the transaction. At the Company's Special Meeting of Shareholders held on December 31, 1997, the acquisition of Ballston was not approved by the shareholders. In March 1998, Ballston Bancorp, Inc. entered into an agreement to sell for $5.5 million more than Abigail Adams National Bancorp had agreed to pay.

         Although the Company intends to continue to explore acquisition opportunities and to hold discussions with potential merger candidates should opportunities arise, no banks have been identified as probable merger or acquisition candidates. No assurance can be given that any such merger or acquisition candidates will be identified or that any merger or acquisition will be consummated.

         The Company also considers establishing branches as a means of expanding its presence in current or new market areas. In January 1997, the Company signed a lease to open a fifth branch, in Washington. This branch in Chinatown across from the MCI Arena, opened in November 1997. No new branches are under consideration at this time.

         In 1992, the Company initiated a strategy to expand through acquisition by purchasing from the FDIC and the Resolution Trust Corporation insured deposits and certain performing loans of financial institutions which were placed into receivership in the Washington metropolitan region. The Company was the successful bidder on three such purchases, one in each of 1992, 1993 and 1994. In 1992, the Company purchased insured deposits and certain performing loans from the FDIC for a premium of $1,000. In addition, the Company was entitled to any future recoveries received on loans charged off prior to the bid date for the sale of the loans. As of December 31, 1997, $152,000 in recoveries on such loans have been received. The Company also purchased certain performing loans from the FDIC at discounted prices of 96.2% and 96.9% of the outstanding loan amounts in 1993 and 1994, respectively.

         As disclosed herein in Item 3, it is likely that the composition of the Board of Directors will change in 1998 as a result of the efforts of certain stockholders, including three current directors, to remove four other directors. A new board is likely to develop and implement its own strategies, which are not known to present management.

Lending Activities

         The Bank provides a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofits and other organizations. These services include, but are not limited to, commercial business loans, residential real estate loans, renovation and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit, with an emphasis on commercial real estate lending. Consumer lending focuses on automobile, home equity and personal loans made on a direct, secured basis. Real estate loans are originated for both commercial and consumer purposes. As of December 31, 1997, approximately 66% of the Bank's total loan portfolio was comprised of loans with interest rates which either float or adjust on an annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Analysis of Loans."

         The Bank markets its services to qualified lending customers in both the commercial and consumer sectors, including small businesses and nonprofit organizations. The Bank offers SBA-guaranteed loans which provide better terms and more flexible repayment schedules than conventional financing. Management believes that making such loans helps the local community and provides the Bank with attractive returns with minimal risk, as the majority of each loan is guaranteed by the SBA, and solid future lending relationships as such businesses grow and prosper. As lending requirements of small businesses grow to exceed the Bank's lending limit, the Bank has the ability to sell participations in these larger loans to other financial institutions. The Bank believes that such participations will help to preserve lending relationships while providing a high level of customer service. As of December 31, 1997 and 1996, commercial and real estate SBA loans totaled $2,264,000 and $3,134,000, respectively.

         The Bank provides financing to nonprofit organizations for construction and renovation of local headquarters offices and other facilities, working capital lines of credit and equipment financing. Current nonprofit customers of the Bank include organizations which focus on issues relating to children's rights, community housing, education and health care. At December 31, 1997 and 1996, commercial and real estate loans to these customers totaled $1,996,000 and $1,497,000, respectively.

         Commercial and real estate lending is performed by the Bank's Lending Division, which is comprised of five loan officers and a credit analyst. The Treasury Division includes the Loan Operations staff of three, responsible for preparing loan documents, recording and processing new loans and loan payments, ensuring compliance with regulatory requirements, and working with the Lending Division, in order to ensure the timely receipt of all initial and ongoing loan documentation and the prompt reporting of any exceptions. Credit analysis on loans is performed by either individual loan officers or the credit analyst, using a sophisticated credit analysis computer program, which provides not only the flexibility necessary to analyze loans but also the structure necessary to ensure that all documentation requirements are appropriately met.

         Policies and procedures have been established by the Bank to promote safe and sound lending. Loan officers have individual lending authorities established based on both their seniority and experience. Loans in excess of individual officers' lending limits are presented to the Officers' Loan Committee ("OLC"), which meets weekly, and is comprised of all loan officers and the President of the Bank. While a maximum of three loan officers may pool their loan authorities to approve a loan, most loans over $100,000 are brought to this Committee. The OLC has authority to approve unsecured loans up to $250,000 and secured loans up to $500,000. Loans over $250,000 on an unsecured basis and over $500,000 on a secured basis are brought to the Executive Loan Committee ("ELC"), which meets approximately twice per month. The ELC is comprised of two outside directors and the President of the Bank. In addition to approving new loans, this Committee approves the restructuring of loans it originally approved, reviews past due loans and approves charge-offs.

         Commercial Lending

         The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from three months to five years. These loans often require that borrowers maintain certain levels of deposits with the Bank as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 1997 and 1996, commercial loans totaled $38,980,000 and $39,419,000, respectively.

         Real Estate Lending

         At December 31, 1997 and 1996, the Bank's real estate loan portfolio consisted of commercial real estate mortgages totaling $38,627,000 and $24,840,000, respectively, and residential real estate mortgages totaling $1,981,000 and $2,631,000, respectively. The majority of these loans are amortizing variable rate or annually repricing mortgage loans.

         The majority of the $4,231,000 in loans classified as construction and land development loans at December 31, 1997 in the Consolidated Financial Statements, are primarily for construction and renovation of commercial properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending entails significant additional risks as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers, the payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Bank limits the aggregate amount of outstanding construction loans, and generally makes such loans only in its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Bank also obtains appraisals on each property in accordance with applicable regulations.

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

         During 1994, the Bank entered the credit card market by issuing its own VISA(R) card at competitive rates and with no annual fee. The credit card is offered to both new and existing customers as well as corporate accounts, and provides various cardmember benefits, including frequent flyer miles. Through its credit card services, the Bank hopes to increase profits and augment its cross-selling opportunities by increasing its marketing base. As of December 31, 1997 and 1996, consumer loans totaled $1,763,000 and $2,203,000, respectively.

Competition

         The Bank faces strong competition among financial institutions in Washington, Northern Virginia and suburban Maryland for both deposits and loans. Principal competitors include other community commercial banks and larger financial institutions with branches in the Bank's service area. Intense competition is expected to continue as bank mergers and acquisitions of smaller banks by larger institutions in the Washington metropolitan region may be expected to continue for the foreseeable future.

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

Employees

         At December 31, 1997, the Company employed 50 people on a full time and none on a part time basis. The employees are not represented by a union and management believes that its relations with its employees are good.

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

The Company

         The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Such regulations include prior approval of Company affiliates and subsidiaries. The Company is required to file quarterly reports and annual reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

The Bank

         The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the OCC. If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation of law or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a Bank's deposit insurance, in the absence of action by the OCC and upon a finding that a Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. The Bank is not subject to any such actions by the OCC or the FDIC.

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

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking  agencies  require  a  minimum  ratio of  qualifying  total  capital  to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.

         Only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Under FDIC regulations, an institution is generally considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 capital (leverage) ratio of at least 5%. Federal law generally requires full-scope on-site annual examinations of all insured depository institutions by the appropriate federal bank regulatory agency although, the examination may occur at longer intervals for small well-capitalized or state chartered banks.

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

         The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization's financial condition. Factors which are not evaluated include
(i) overall interest rate exposure; (ii) quality and level of earnings; (iii) investment or loan portfolio concentrations; (iv) quality of loans and investments; (v) the effectiveness of loan and investment policies; (vi) certain risks arising from nontraditional activities and (vii) management's overall ability to monitor and control other financial and operating risks, inclduing the risks presented by concentrations of credit and nontraditional activities. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets. Market risk of a banking organization -- risk of loss stemming from movements in market prices -- is not evaluated under the current risk-based capital ratio analysis (and is therefore analyzed by the bank regulators through a general assessment of an organization's captial adequacy) unless trading activities constitute 10 percent of $1 billion or more of the assets of such organization. Such an organization (unless exempted by the banking regulators) and certain other banking organization designated by the banking regulators must, beginning on or before January 1, 1998, include in its risk-based capital ratio analysis charges for, and hold capital against, general market risk of all positions held in its trading account and of foreign exchange and commodity positions wherever located, as well as against specific risk of debt and equity positions located in its trading account. Currently, the Company does not calculate a risk-based capital charge for its market risk.

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

         The FDIC implemented a final risk-based assessment system, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. On August 8, 1995, the FDIC issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996. The FDIC has since acted to continue this range of assessment rates through December 31, 1997.

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

         Since the Bank is considered well-capitalized under regulatory standards and met certain other criteria during 1997, the Bank, as a Bank Insurance Fund Member, paid a Financing Corporation ("FICO") assessment of approximately $12,000 under the Deposit Insurance Fund Act of 1996, which is an assessment separate from and in addition to deposit insurance premiums. The Bank was not required to pay a deposit insurance premium for 1997.

         In addition to the payment of deposit insurance assessments, depository institutions are required to make quarterly assessment payments to the FDIC on their BIF assessable deposits, which will be paid FICO to enable it to pay interest and certain other expenses on bonds which it issued pursuant to the Financing Institutions Reform, Recovery, and Enforcement Act of 1989, as amended, to facilitate the resolution of failed savings associations. Pursuant to the Federal Home Loan Bank Act, FICO, with the approval of the FDIC, establishes assessment rates based upon estimates of (i) expected operating expenses, case resolution expenditures and income of FICO; (ii) the effect of assessments upon members' earnings and capital; and (iii) any other factors deemed appropriate by it. Assessment rates for 1997 were set at 1.28 basis points annually for BIF-assessable deposits, subject to quarterly review and adjustment.

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

         Interstate Banking and Branching

         Under the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Act"), beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state generally without regard to state law prohibitions on such acquisitions. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement. Since June 1, 1997 (and prior to that date in some instances), banks have been able to expand across state lines where qualifying legislation adopted by certain states prior to that date prohibits such interstate expansion. Banks may also expand across state lines through the acquisition of an individual branch of a bank located in another state or through the establishment of a de novo branch in another state where the law of the state in which the branch is to be acquired or established specifically authorizes such acquisition or de novo branch establishment.

Factors Affecting Future Results

         In addition to historical information, this Form 10-KSB includes certain forward looking statements that involve risks and uncertainties such as statements of the Company's plans, expectations and unknown outcomes. The Company's actual results could differ materially from management expectations. Factors that could contribute to those differences include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in ownership status resulting in, among other things, the loss of eligibility for participation in government and corporate programs for minority and women-owned banks, uncertainties with respect to costs which the Company may incur as result of litigation against Mr. Reynolds and certain related stockholders (the "Reynolds Group"), uncertainties with respect to policies and strategies undertaken and costs incurred following a change in control, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.


Item 2.           Properties.

         The principal executive offices of the Company and the main office of the Bank are located in leased space at 1627 K Street, N.W., Washington, D.C. 20006. The Bank leases four other offices, located at 2905 M Street, N.W., Washington, D.C. 20007; Union Station, 50 Massachusetts Avenue, N.E., Washington, D.C. 20002; 1604 17th Street, N.W., Washington, D.C. 20009 and 802 7th Street, N.W., Washington, D.C. 20001. An additional ATM was opened in Union Station in 1989 and a third ATM was opened in Union Station in May 1994.
Leases for these facilities expire as follows:

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

         During the first quarter of 1998, the Bank initiated discussions through a tenant brokerage firm with the Union Station landlord for renewal of the Union Station lease expiring during 1998.

         In 1997, the Company and the Bank incurred rental expense on leased real estate of approximately $505,000. The Company considers all of the properties leased by the Bank to be suitable and adequate for their intended purposes.

Item 3.           Legal Proceedings

         Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or the Bank is a party or to which any of their property is subject, except for the matter discussed below.

         On December 12, 1997, the Company commenced an action against three directors, Marshall Reynolds, Jeanne Hubbard and Robert Shell, Jr., and certain other shareholders, in United States District Court for the District of Columbia seeking relief in various counts to enjoin the defendants from voting their shares at the shareholders meeting scheduled to vote on the acquisition of Ballston Bancorp, Inc., and for other relief. That complaint, in various counts, alleged that the defendants had violated federal securities laws by inter alia, failing to file a complete and accurate Schedule 13D, and soliciting of shareholder proxies unlawfully by failing to file proxy solicitation material with the Securities and Exchange Commission. The complaint also alleged that the director defendants breached their fiduciary duties by opposing the acquisition after they had voted for it agreeing to use their best efforts to bring it to fruition and caused the Company to enter into a binding definitive agreement with Ballston. On December 16, 1997, the District Court denied the Company's motion for a preliminary injunction and, as described elsewhere, a majority of the shareholders voted against the acquisition. Subsequently, on January 23, 1998, the Company filed an amended complaint against the same defendants, and joined Ferris, Baker, Watts, Inc., an investment banking firm, alleging that it also participated in an unlawful solicitation of proxies. That complaint seeks damages of not less than $10 million. The defendants have not answered the complaint. An answer is due on April 6, 1998. It is believed that the defendants will deny the allegations. The defendants may choose to assert counterclaims against the Company and/or its other directors. The action was authorized by a unanimous vote of a Special Committee of the Board of Directors consisting of the seven directors not named as defendant directors. The consent solicitation filed by directors Reynolds, Hubbard and Shell on March 11, 1998 and referred to below, discloses that a principal purpose of the solicitation and reorganization of the board is to cause the Company to drop the lawsuit. The consent solicitation discloses that the director defendants have a conflict of interest in taking such action.

         On December 30, 1997, Mr. Reynolds and certain related stockholders (the "Reynolds Group") filed an amendment to their report of beneficial ownership on Schedule 13D originally filed on May 1, 1995 and subsequently amended, which amendment stated, among other things, that the Reynolds Group may seek to effect a change in the composition of the Board of Directors of the Company. Subsequently, on March 11, 1998, Mr. Reynolds, his wife and two other director/stockholders, Jeanne D. Hubbard and Robert L. Shell, Jr., filed a preliminary consent solicitation statement with the Securities and Exchange Commission, relating to their proposed solicitation of consents for the removal of four directors - Barbara Davis Blum, Clarence L. James, Jr., Shireen L. Dodson and Susan Hager - and the election of four new directors to fill the vacancies created by the removal of the four directors. The Reynolds Group also filed another amendment to Schedule 13D on March 11, 1998 relating to the efforts to effect the change in the membership of the Board of Directors of the Company. Both the preliminary consent solicitation statement and the amendment to Schedule 13D stated that it is the intent of the Reynolds Group to dismiss the lawsuit upon a change of control. As of March 31, 1998, to the best of management's knowledge, the consent solicitation materials are still undergoing review by the staff of the Securities and Exchange Commission.


Item 4.           Submission of Matters to a Vote of Security-Holders.

         The Company held a Special Meeting of Stockholders on December 31, 1997 to vote upon a proposal to ratify the Board's approval and adoption of the Agreement and Plan of Reorganization, dated as of June 23, 1997 as amended by and among the Company, Ballston Bancorp, Inc. and The Bank of Northern Virginia and the merger provided for therein and to approve the issuance of a number of shares, subject to adjustment, of the common stock of the Company to holders of the common stock of Ballston sufficient to complete the Company's proposed acquisition of Ballston through the merger of Ballston with and into Adams Acquisition Corporation, a to-be-formed wholly-owned subsidiary of the Company.

         The voting results regarding this matter were as follows:

                  For                                536,306
                  Against                            933,927
                  Abstain                             16,440

                                     PART II
                                     -------

    Item 5. Market for Registrant's Equity and Related Stockholder Matters.

         (a) As of July 12, 1996, the Company's Common Stock is quoted on the Nasdaq National Market under the symbol AANB. Prior to that time, the stock was traded on a limited and sporadic basis in the over-the-counter market and reported in the "pink sheets."

         The following table sets forth the range of the high and low bid prices of the Company's Common Stock for the first two quarters of 1996 and is based upon information provided by the National Quotation Bureau, and the high and low closing bid prices as reported by Nasdaq National Market for the remainder of 1996 and all of 1997. The prices reported by the National Quotation Bureau reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not have represented actual transactions. The information presented gives effect to three-for-one stock split in the form of a stock dividend which took place on July 9, 1996.


Calendar Quarter Ended                  Bid Prices of Common Stock
                                         High                   Low

March 31, 1996                          $ 8.25                  $8.17
June 30, 1996                             8.33                   7.83
September 30, 1996                        8.75                   8.00
December 31, 1996                        11.25                   8.50
March 31, 1997                          $12.25                 $11.25
June 30, 1997                            13.25                  11.50
September 30, 1997                       13.75                  10.75
December 31, 1997                        14.50                  12.25

         (b) As of March 16, 1997, the Company had 697 stockholders of record.

         (c) During 1997, the Company declared three quarterly cash dividends on the Common Stock of $.10 per share, for a total of $489,164. No dividend was declared for the fourth quarter of 1997. During 1996, the Company declared four quarterly cash dividends on the Common Stock of $.0833 per share for each of the first two quarters and $.10 per share for each of the last two quarters, for a total of $467,429. The Company's ability to pay cash dividends is limited by the provisions of Delaware law, which permit the payment of dividends from either surplus or retained earnings. In addition, the ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The National Bank Act imposes limitations on the amount of dividends that a national bank, such as the Bank, may pay without prior regulatory approval. Generally, the amount is limited to the Bank's current year's net earnings plus the retained net earnings for the two preceding years. See Note 12 of the Notes to Consolidated Financial Statements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Abigail Adams National Bancorp, Inc. (the "Company") is the parent of The Adams National Bank (the "Bank"), a bank with five full-service branches located in Washington, D.C. The Company's newest branch in Chinatown in the District of Columbia was opened in November 1997.

         The Company reported a 17% increase in both total assets and loans but a decrease in net income for 1997 as compared to 1996. Total assets at December 31, 1997, were $131,239,000, up from $112,162,000 one year ago, and total loans of $85,314,000 at year-end were up from $73,013,000 at the end of 1996.

         The Company reported net income of $342,000, or $.21 per share, for 1997, a decrease of $785,000 from the $1,127,000, or $.94 per share, reported for the year ended December 31, 1996. The decrease in net income was attributable principally to the write-off of approximately $1,200,000 in costs incurred in conjunction with the Company' aborted purchase of Ballston Bancorp, Inc. In addition, costs associated with re-engineering of management systems which would ordinarily have been implemented over a two-year period were consolidated into 1997 in order to facilitate the anticipated merger of the two operations. The acquisition of Ballston Bancorp was not approved by shareholders at the Company's Special Meeting of Shareholders held on December 31, 1997.
During 1996, the Company reversed $275,000 of loan loss provision, further emphasizing the decrease in net income in 1997 as compared to 1996. In addition to the factors discussed above, earnings per share were also impacted by the full year effect of the additional 795,500 shares issued in an oversubscribed stock offering completed during the third quarter of 1996.

         Nonetheless, the Company continued to maintain a "well-capitalized" status with a total risk-based capital ratio (total capital divided by assets weighted for risk elements) of 14.97% at December 31, 1997, of which 13.76% was Tier 1 capital. The leverage ratio (based on annual average assets) was 11.09%. The following analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

         As discussed in Note 19 of the Notes to Consolidated Financial Statements, in late 1997 the Company filed a lawsuit against three directors and certain other shareholders alleging violations of securities laws and breach of fiduciary duty in connection with the failed acquisition of Ballston Bancorp. The complaint has not yet been answered by the defendants. On March 11, 1998 these same three directors filed a preliminary consent solicitation statement with the Securities and Exchange Commission ("SEC"), relating to their proposed solicitation of consents for the removal of four directors and the election of four new directors to fill the vacancies thus created. The consent solicitation also disclosed that it was the three directors' intent to dismiss the lawsuit against them after a change in control. As of March 31, 1998, to the best of management's knowledge, the consent solicitation materials are still undergoing review by the staff of the SEC. The Company may continue to incur costs in connection with this litigation in an amount which cannot be determined at this time. However, the directors have determined not to engage in a solicitation contest with respect to the proposed removal and replacement of four of the directors.

         In February 1998, the Company and the Bank each established a trust with a third party trustee for the purpose of funding the severance agreements with certain key management officials and the employment agreement with the President and Chief Executive Officer. In the aggregate, funds totaling $1,132,000 were deposited in these trusts. The establishment of these trusts has no impact on the consolidated financial statements. The funds held in the trusts are invested in interest-bearing deposits with other banks. See Notes 11 and 19 of the Notes to the Consolidated Financial Statements for a further discussion.

Analysis of Net Interest Income

         Net interest income, the most significant component of the Company's earnings, increased by $1,144,000, or 25%, to $5,781,000 in 1997 as compared to $4,640,000 in 1996. This improvement in net interest income was a result of a 24% increase in average earning assets, an increase in the average loan to deposit ratio to 81% from 76% and increases in average net non interest-bearing sources of funds. These factors combined to produce a net interest spread (the difference between the average interest rate earned on interest-earning assets and paid on interest-bearing liabilities) of 3.87% and a fully taxable equivalent ("FTE") net interest margin (FTE net interest income as a percentage of average interest-earning assets) of 5.25% for 1997, reflecting increases of 1 basis points and 2 basis points, respectively, from 1996. Loans, the highest yielding component of earning assets, represented approximately 73% of total average earning assets for 1997 as compared to approximately 70% for 1995.

         Net interest income increased by $473,000, or 11%, to $4,640,000 in 1996 as compared to $4,167,000 in 1995. This improvement in net interest income was a result of a 15% increase in average earning assets, partially offset by both a decrease in the average loan to deposit ratio to 76% from 82% and deposit rates which did not decrease as rapidly as earning asset rates during the same period. These factors combined to produce a net interest spread of 3.86% and a net interest margin of 5.23% for 1996, reflecting decreases of 26 basis points and 16 basis points, respectively, from 1995. Loans represented approximately 70% of total average earning assets for 1996 as compared to approximately 78% for 1995.

          Distribution of Assets, Liabilities and Stockholders' Equity
                                Yields and Rates
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                              1997                           1996                           1995
                                -----------------------------    ---------------------------   ---------------------------
                                   Average   Income  Average      Average   Income  Average      Average  Income   Average
                                   Balance  Expense     Rate      Balance  Expense     Rate      Balance Expense      Rate
                                   -------  -------     ----      -------  -------     ----      ------- -------      ----
Assets
Interest-earning assets:
  Loans 1                        $   80,460   $ 7,880  9.79%    $   62,350   $ 6,072    9.74%  $   60,318  $  5,902     9.78%
  Securities                         21,837     1,285  5.88         12,795       755    5.90       14,367       859     5.98
  Federal funds sold and
    resale agreements                 6,378       352  5.52         12,752       693    5.43        2,235       130     5.82
  Interest-bearing deposits
    in other banks                    1,509        89  5.90            860        53    6.16          433        23     5.31
                                   --------     -----              -------     -----               -------     -----
      Total interest-earning assets 110,184     9,606  8.72         88,757     7,573    8.53       77,353     6,914     8.94
Allowance for loan losses            (1,100)                        (1,272)                        (1,299)
Cash and due from banks               6,042                          6,091                          4,715
Bank premises and equipment             941                            487                            320
Other assets                          1,500                          1,319                          1,205
                                    --------                       -------                         -------
       Total assets               $ 117.567                     $   95,382                     $   82,294
                                  =========                     ===========                     ==========


Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Time deposits                   $  34,051     1,355  3.98       $ 32,195    1,257   3.90     $   27,740    1,094    3.94
  Certificates of deposit            40,849     2,255  5.52         28,102    1,554   5.53         27,300    1,544    5.66
  Federal funds purchased and
    repurchase agreements             2,724       135  4.96          2,148      105   4.89          1,600       89    5.56
  Other short-term borrowings            --       --   --               --       --    --             104        6    5.77
  Long-term borrowings/debt           1,111        77  6.93            357       17   4.76            233       14    6.01
                                    -------    ------              -------  -------               -------  -------
       Total interest-bearing        78,735     3,822  4.85         62,802    2,933   4.67         56,977    2,747    4.82
              liabilities             -----                         -----                          -----
Noninterest-bearing liabilities:
  Demand deposits                    24,468                         22,099                         18,547
  Other liabilities                     979                            888                            594
 Stockholders' equity                13,385                          9,593                          6,176
                                   --------                        -------                        -------
       Total liabilities and
         stockholders' equity     $ 117,567                       $ 95,382                      $  82,294
                                  =========                       ========                      =========

FTE net interest income 2                     $ 5,784                        $ 4,640                       $ 4,167
                                              =======                        =======                       =======
Net interest spread                                      3.87%                          3.86%                          4.12%
                                                         =====                          =====                          =====
Net interest margin                                      5.25%                          5.23%                          5.39%
                                                         =====                          =====                          =====

----------------------------

1 Nonaccrual loans are included in the average loan balances. Interest on loans includes fees of approximately $244,000, $141,000 and $152,000 in 1997, 1996 and 1995, respectively.

2 Taxable equivalent adjustments for tax-exempt securities were $3,000, $0 and $0 for 1997, 1996 and 1995.

                    Interest Rates and Interest Differential
       Analysis of Changes in Fully Taxable Equivalent Net Interest Income
                                 (In thousands)

                                           For the years ended December 31,        For the years ended December 31,
                                                   1997 versus 1996                       1996 versus 1995
                                        -------------------------------------       ----------------------------
                                      Net                                          Net
                                    Increase           Change per:              Increase           Change per:
                                  (Decrease)1        Rate      Volume          (Decrease)1       Rate       Volume
                                  -----------        ----      ------          -----------       ----       ------
Interest income from:
  Loans 2                           $ 1,808          $ 44     $ 1,764             $ 171         $ (28)     $  199
  Securities                            530            (3)        533              (104)          (10)        (94)
  Federal funds sold and
    resale agreements                  (341)            6        (347)              563           (49)        612
  Interest-bearing deposits
    in banks                             36            (4)         40                30             7          23
                                     -------       -------    -------             ------        ------       -----

    Total interest income 3, 4        2,033            43       1,990               660           (80)         740

Interest expense on:
  Time deposits 5                        98            25          73               164           (12)         176
  Certificates of deposit               701            (4)        705                10           (35)          45
  Short-term borrowings                  30             1          29                10           (15)          25
  Long-term borrowings/debt              60            24          36                 3            (4)           7
                                     -------        ------      -----            -------        ------        ----

    Total interest expense 3            889            46         843               187           (66)         253
                                       -----         -----       ----             ------        ------       -----
    Net interest income 4           $ 1,144          $ (3)    $ 1,147             $ 473        $  (14)       $ 487
                                    ========         =====     =======            ======       =======       =====

---------------------------------

1    Changes due to both rate and volume are allocated to rate.

2 Interest on loans includes loan fees of approximately $244,000, $141,000 and $152,000 in 1997, 1996 and 1995, respectively.

3 Changes are computed on a line-by-line basis and do not sum to the rate and volume changes of total interest income or total interest expense because of changes in the mix of interest-earning assets and interest-bearing liabilities from year to year.

4 Taxable equivalent adjustments for tax-exempt securities were $3,000, $0 and $0 for 1997, 1996 and 1995.

5    Includes transaction accounts.


         Other Income

         Total other income, which consists primarily of service charges on deposits and other fee income, increased by approximately $251,000, or 26%, to $1,204,000 in 1997 as compared to $953,000 in 1996. Service charges on deposit accounts increased by approximately $338,000, or 43%, to $1,126,000 in 1997 as compared to $788,000 in 1996 principally due to a $369,000 increase in income recognized on ATM transactions, primarily from the full year's effect of the late 1996 implementation of the $1.00 surcharge on noncustomer ATM transactions. This was partially offset by a $31,000 decrease in monthly and transactional service charges on deposits. Other income decreased by approximately $87,000, or 53%, to $78,000 in 1997 as compared to

$165,000 in 1996, primarily due to income recognized in 1996 related in part to rental income received from and gains recognized on the sale of other real estate.

         Total other income increased by approximately $112,000, or 13%, to $953,000 in 1996 as compared to $841,000 in 1995. Service charges on deposit accounts increased by approximately $51,000, or 7%, to $788,000 in 1996 as compared to $737,000 in 1995 principally due to a $94,000 increase in income recognized on ATM transactions, primarily from the implementation in 1996 of the $1.00 surcharge on noncustomer ATM transactions. This was partially offset by a $35,000 decrease in service charges on overdrafts. Other income increased by approximately $61,000, or 59%, to $165,000 in 1996 as compared to $104,000 in 1995, primarily due to rental income received from other real estate coupled with gains recognized on the sale of other real estate.

Other Expense

         Total other expense increased by $2,326,000, or 57%, to $6,419,000 in 1997 from $4,093,000 in 1996. Salaries and benefits for 1997 increased by $350,000, or 18%, to $2,255,000 from $1,905,000 in 1996, due to the full year's impact of employees hired for the new branch opened in late 1996, an increase in the number of employees resulting from the new branch opened in late 1997, staff additions in contemplation of the failed merger, normal merit increases and associated increases in employee benefits. Occupancy and equipment expense increased by $231,000, or 30%, to $1,009,000 in 1997 from $778,000 in 1996 primarily due to the full year's effect of the new branch opened in late 1996, as well as the partial year effect of the branch opened in late 1997. The full year's effect of depreciation expense from the Company's local area network which was installed in the later part of the second quarter of 1996 also contributed to the increase. Professional fees increased by $1,147,000 to $1,290,000 in 1997 from $143,000 in 1996 due primarily to the expensing of approximately $991,000 in professional fees incurred in connection with the Company's aborted purchase of Ballston Bancorp, Inc. in the last quarter of 1997. Additionally, professional costs associated with the re-engineering of management systems were also incurred in 1997, further contributing to the increase in professional fees. Data processing expense increased by $136,000, or 38%, to $495,000 in 1997 from $359,000 in 1996 due to an increase in accounts from the new branches opened in late 1996 and 1997, as well as increased numbers of accounts and activity thereon. Other operating expense increased by $460,000, or 51%, to $1,369,000 in 1997 from $909,000 in 1996 due primarily to increases in administrative and overhead expenses associated with the opening of the new branches in late 1996 and 1997 and the write-off of other costs incurred in connection with the aborted purchase of Ballston Bancorp, Inc., such as printing, public relations and regulatory filing fees.

         Total other expense increased by $312,000, or 8%, to $4,093,000 in 1996 from $3,781,000 in 1995. Salaries and benefits for 1996 increased by $256,000, or 16%, to $1,905,000 from $1,649,000 in 1995, due to an increase in the number of employees resulting from the new branch, normal merit increases and the hiring of employees to fill certain vacancies. Occupancy and equipment expense increased by $79,000, or 11%, to $778,000 in 1996 from $699,000 in 1995 due to the additional rental expense for the new branch, higher operating costs of the Company's main office location which were passed through to the Company by the landlord and the additional depreciation expense of a local area network installed in the later part of the second quarter of 1996.
Professional fees decreased by $210,000, or 59%, to $143,000 in 1996 from $353,000 in 1995 due primarily to lower legal fees associated with loan workouts and other corporate matters, as well as partial reimbursement by the Small Business Administration ("SBA") of legal fees incurred for the workout of two troubled SBA guaranteed loans. Data processing expense increased by $59,000, or 20%, to $359,000 in 1996 from $300,000 in 1995 due to the opening of the new branch, as well as increased activity levels and item charges. Other operating expense increased by $128,000, or 16%, to $909,000 in 1996 from $781,000 in 1995 due primarily to increases in administrative and overhead expenses associated with the opening of the new branch, partially offset by a decrease in FDIC deposit insurance premiums.

         The Bank contracts with an outside firm to provide data processing and back-room operations. The Bank has reviewed its data processing systems provided by its outside data processor, as well as computer applications which are used in-house to identify systems which could be affected by the "Year 2000" issue and has developed an approach to address the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the programs used by the Bank that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major miscalculations or system failure. To date, representations have been received from the Bank's primary processing vendors that their systems already adequately address the Year 2000 issue or that plans have been developed to address the issue. However, the Year 2000 problem is pervasive and complex, and virtually every computer operation will be affected in some way. Consequently, no assurance can be given that unforeseen problems in the computer systems used by the Bank and its software maintained by third party providers, will not have a material impact on the Bank's ability to conduct business. The Bank's contract with its primary outside data processor was renewed in 1997 for one year and is now scheduled to expire in the second quarter of 1998. While the Bank is presently considering renewal options as well as other state-of-the-art data processing alternatives, the Bank will only consider data processing systems which can appropriately address the Year 2000 issue. Incremental expenses for the Bank to address the Year 2000 issue are not expected to materially impact operating results in any one period.

         The Bank's customers, including its borrowers, are also faced with potential Year 2000 problems. Through its Loan Committee, the Bank has analyzed its customer base to determine which types of customers are likely to be effected and has adopted procedures to inquire of those borrowers whether they are taking steps to address the problem. The failure of its borrowers to resolve the problem could adversely affect their operations and impair their ability to repay their loans to the Bank. Therefore, even if the Bank adequately addresses its own Year 2000 problems, it could nevertheless be materially and adversely affected if its borrowers do not also successfully resolve their Year 2000 problems.

Income Tax Expense

         Income tax expense of $225,000 for 1997 reflected a decrease of $423,000 over the $648,000 tax expense recorded one year earlier due to a $1,219,000 decrease in income before taxes, partially offset by an increase in the Company's effective tax rate to 40% from 36% one year earlier.

         Income tax expense of $648,000 for 1996 reflected an increase of $380,000 over the $268,000 tax expense recorded one year earlier due to an increase in the Company's effective tax rate to 36% from 22% one year earlier. During 1995, the Company reduced its deferred tax valuation allowance to zero which reduced the effective tax rate.

Analysis of Loans

         The loan portfolio at December 31, 1997 increased by $12,301,000, or 17%, to $85,314,000 from $73,013,000 at December 31, 1996. The majority of this growth was in commercial real estate mortgages as the Company focused its marketing efforts on commercial real estate loans. The Company believes such loans are cost effective because larger balances can be underwritten in the same amount of time as lesser amounts of other types of loans. The Company also believes that such loans are secured by collateral which is more permanent in nature and requires less periodic monitoring to assess the Company's ongoing security position. On average, the Company's loans increased by $18,110,000, or 29%, to $80,460,000 for 1997 from $62,350,000 for 1996, while the average loan to deposit ratio increased to 81% from 76% during the same period. The loan to deposit ratio at December 31, 1997 was 76% while the ratio at December 31, 1996 was 77%. The Company has a target loan to deposit ratio of 80% based on quarterly averages. See "Liquidity and Capital Resources" for a further discussion of this ratio.

         For a summary of loans by category and by industry concentration at December 31, 1997 and 1996, see Note 4 of the Notes to Consolidated Financial Statements.

         The table entitled "Analysis of Loan Maturity and Interest Sensitivity" below, summarizes the maturity distribution and interest sensitivity of the Company's loan portfolio at December 31, 1997.

               Analysis of Loan Maturity and Interest Sensitivity
                              At December 31, 1997
                                 (In thousands)

                                                     Within  1        1 - 5         After
                                                      Year (1)        Years        5 Years         Total
Maturity of Loans: (2)(3)
  Commercial                                         $ 16,546      $ 17,387      $  5,047       $ 38,980
  Real estate - commercial  mortgage                    3,834        22,615        12,178         38,627
  Real estate -  residential  mortgage                    327         1,041           613          1,981
  Real estate - construction                            3,147           216           868          4,231
  Installment                                             618         1,039           106          1,763
                                                          ---         -----           ---          -----
    Total loans (4)                                  $ 24,472      $ 42,298      $ 18,812       $ 85,582
                                                     ========      ========      ========       ========



Interest Rate Sensitivity of Loans:
  With predetermined interest rates                  $  6,673      $  9,953      $    244      $ 16,870
  With floating or
    adjustable interest rates                          17,799        32,345        18,568        68,712
                                                       ------        ------        ------        ------
    Total loans (4)                                  $ 24,472      $ 42,298      $ 18,812      $ 85,582
                                                     ========      ========      ========      ========


---------------------------

(1) Includes demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts.

(2) Loan maturity is based upon individual loan contract terms. The Company has not established a rollover policy. Each loan is reviewed on a case by case basis with respect to renewal.

(3) The Company has no foreign loans.

(4) The above table does not include deferred income and unearned discounts which total a credit balance of $268,228.


Analysis of Investments

         The Company classifies its debt and marketable equity securities at acquisition into one of three categories: trading, available for sale, or held to maturity. See Note 1(c) of the Notes to Consolidated Financial Statements. The available for sale portfolio exists to maintain adequate liquidity and to provide a base for executing asset/liability management strategy. These securities may be sold in response to changes in interest rates, restructuring of maturity distributions, need for additional funds for loans, tax planning and regulatory needs, as well as for other purposes. The value of securities recorded as available for sale fluctuates based on changes in interest rates. Generally, an increase in interest rates will result in a decline in the value of securities available for sale, while a decline in interest rates will result in an increase in the value of such securities. Therefore, the value of securities available for sale and the Company's stockholders' equity is subject to fluctuation based on changes in interest rates.

         Securities available for sale totaling $18,810,000 matured or were repaid during 1997 as compared to purchases of $27,884,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the year accounted for the increase in the available for sale portfolio of $9,248,000, or 83%, to $20,453,000 at December 31, 1997 as compared to $11,205,000 at December 31, 1996. Investment maturities of $6,150,000 and normal paydowns on mortgage-backed securities, partially offset by purchases totaling $2,059,000, accounted for the decrease in investments of $4,132,000, or 35%, to $7,509,000 at December 31, 1997 from $11,641,000 at December 31, 1996. The net increase in the combined investment and available for sale securities portfolio is reflective of the Company's increased liquidity levels. See "Liquidity and Capital Resources" for a further analysis of liquidity. On average for 1997, the combined investment and available for sale securities portfolio increased by $9,042,000, or 71%, to $21,837,000 for 1997 from $12,795,000 for 1996.

         The table entitled "Analysis of Securities Portfolio" below, sets forth by major categories, the adjusted cost bases, approximate market values and the weighted-average yields of investment securities and securities available for sale at December 31, 1997.

                        Analysis of Securities Portfolio
                              At December 31, 1997
                                 (In thousands)

                                            Investment Securities                Securities Available for Sale
                                            ---------------------                -----------------------------
                                          Adjusted      Market    Average           Adjusted       Market   Average
                                        Cost Basis1     Value     Yield           Cost Basis1      Value    Yield
                                        -----------     -----     -----           -----------      -----    -----
    U.S. Treasury:
       Within one year                  $      500  $     501      6.16%           $     --      $  --       -- %
       After one, but within five years      1,000      1,000      5.75                1,009       1,009    5.70
                                              -----      -----                          -----       -----
           Total                             1,500      1,501      5.89                1,009       1,009    5.70
                                              -----      -----                         -----       -----

    Obligations of other U.S.
      Government agencies
      and corporations: 2
       Within one year                       3,489      3,499      5.71                  5,933       5,935   5.74
       After one, but within five years      1,498      1,498      6.10                 13,523      13,509   6.11
                                             -----      -----                           ------      ------
           Total                             4,987      4,997      5.83                 19,456      19,444   6.00
                                             -----      -----                           ------      ------

    Mortgage-backed securities: 3
       Federal Home Loan Mortgage Corporation:
       After one, but within five years        196        205      8.71                    --          --     --
                                             -----      -----                          -------     -------

    Obligations of states and municipalities:
       After ten years                         310        313      5.15                    --          --      --
                                             -----       ----                          --------    --------

    Federal Reserve Bank stock                 173        173      6.00                    --          --      --
                                             ------     ------                         --------    --------

    Federal Home Loan Bank stock               330        330      7.25                    --          --      --
                                               ----       ----                         --------    --------

    Corporate securities                        13         13       --                     --          --      --
                                             ------     ------                         --------    --------

           Total investment securities     $ 7,509    $ 7,532      5.94 %             $20,465     $20,453    5.98 %
                                            =======    =======     ======             =======     =======    ======

 ------------------

    1 The adjusted cost basis of securities which were transferred from available for sale to investment securities is shown net of unrealized loss on the date of transfer.

    2 Includes obligations of quasi-government agencies and corporations. Obligations of other U.S. Government agencies and corporations are shown based on final maturity, although securities may be called prior to such date.

    3 This reflects final maturity, although contractual maturity is not a reliable indicator of expected life because borrowers have the right to repay their obligations at any time. Monthly amortization prior to the final maturity is not shown as it cannot be reasonably estimated.

         For additional information about investment securities and securities available for sale at December 31, 1997 and 1996, see Note 3 of the Notes to Consolidated Financial Statements.

Noninterest-Earning Assets

         Cash and due from banks of $7,654,000 at December 31, 1997 reflected a decrease of $2,131,000, or 22%, from the $9,785,000 balance at December 31, 1996. One large deposit was received on December 31, 1996 from one of the Company's large commercial customers which was not yet available for investment with other financial institutions and no such deposits were received at December 31, 1997.

         Bank premises and equipment of $1,252,000 at December 31, 1997 reflected a 49% increase of $412,000 from the $840,000 balance reported at December 31, 1996. This increase was primarily due to leasehold improvements and equipment associated with the opening of the new branch in 1997.

Deposits

         Total deposits of $112,261,000 at December 31, 1997 increased by $17,106,000, or 18%, from the December 31, 1996 balance of $95,155,000.

         Demand deposit balances of $27,184,000 at December 31, 1997 increased $3,506,000 over the balance at December 31, 1996 of $23,678,000, while average demand deposits for 1997 of $24,468,000 increased $2,369,000, or 11%, over the average balance for 1996. The opening of new branches in the fourth quarter of 1996 and 1997 contributed to the increase in both period end and average demand deposits. Negotiable Order of Withdrawal, or "NOW" accounts, at December 31, 1997 of $9,881,000 increased $1,841,000, or 23%, over the balance at December 31, 1996 of $8,040,000, while average NOW accounts for 1997 of $7,536,000 decreased $483,000, or 6%, as compared to the average balance for 1996. Money market accounts of $26,970,000 at December 31, 1997 decreased $2,563,000, or 9%, over the $29,533,000 balance at December 31, 1996, due in part to the normal fluctuations in the balances of one large commercial customer. Average money market accounts for 1997 of $24,895,000 increased $2,002,000, or 9%, as compared to the average balance for 1996 primarily due to the full year's effect of increased deposits resulting from the new branch opened in late 1996.

         Certificates of deposit of $100,000 or greater at December 31, 1997 of $25,255,000 increased by $9,597,000, or 61%, from the $15,658,000 reported at
December 31, 1996 primarily due to increases in collateralized government deposits, brokered certificates of deposits and new customers. Certificates of deposit under $100,000 increased by $4,207,000, or 25%, to $21,073,000 at
December 31, 1997 from $16,866,000 at December 31, 1996. This increase is primarily due to opening of the new branch in the fourth quarter of 1996.

         The table entitled "Maturity Distribution of Certificates of Deposit $100,000 and Over" sets forth, by time remaining to maturity, certificates of deposit in amounts of $100,000 or more at December 31, 1997 and 1996.

       Maturity Distribution of Certificates of Deposit $100,000 and Over
                          At December 31, 1997 and 1996
                                 (In thousands)

                                                   1997                1996
                                                   ----                ----

Within three months                            $ 11,203            $  8,183
After three months but within six months          7,388               5,075
After six months but within twelve months         6,210               2,100
After twelve months                                 454                 300
                                                 ------              ------

  Total                                        $ 25,255            $ 15,658
                                               ========            ========



         The table entitled "Average Deposits and Rates," sets forth the average balances and average rate paid by major deposit category for the years ended December 31, 1997 and 1996.

                           Average Deposits and Rates
                 For the Years Ended December 31, 1997 and 1996
                                 (In thousands)


                                               1997                   1996
                                        ------------------      ---------------
                                         Average    Average     Average  Average
                                         Balance     Rate       Balance    Rate
                                         -------     ----       -------    ----

Interest-bearing demand accounts         $ 7,536    2.43%      $  8,019    2.42%
Savings deposits                           1,620    2.65          1,283    2.66
Money market deposit accounts             24,895    4.53         22,893    4.49
CD's $100,000 and over                    21,979    5.49         10,977    5.31
Other time deposits                       18,870    5.56         17,125    5.67
                                         -------                -------
  Total interest-bearing deposits         74,900    4.82         60,297    4.66
Noninterest-bearing demand deposits       24,468                 22,099
                                         -------                -------

  Total deposits                        $ 99,368               $ 82,396
                                        ========               ========

Short-Term Borrowings

         Short-term borrowings of $3,489,000 at December 31, 1997 consisted entirely of repurchase agreements with customers of the Company. This compares with repurchase agreements outstanding at December 31, 1996 of $1,917,000. For additional information on short-term borrowings, see Note 10 of the Notes to Consolidated Financial Statements.

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

          As a result of improvement in the quality of the loan portfolio over the last few years as well as relatively low levels of net charge-offs, the Company has not taken a provision for loan losses since the third quarter of 1994. Despite this, the unallocated portion of the Company's Allowance for Loan Losses has continued to increase. During the third quarter of 1996, the Company received a recovery of approximately $87,000 on a previously charged off loan, further increasing the level of the unallocated reserves. As of December 31, 1996, the Company evaluated the level of the Allowance for Loan Losses, specifically the unallocated portion, to determine the level which would be prudent given the Company's nonperforming asset and charge-off trends while at the same time providing an appropriate level of unallocated reserve for any potential losses which may be identified. Following this evaluation, the Company reversed $275,000 of the loan loss provision during 1996. Net recoveries during 1997 added to the level of loan loss reserves. However, strong loan growth during 1997, coupled with a more conservative allocation of the loan loss reserves to nonclassified commercial and real estate loans resulted in a decrease in the unallocated portion of the allowance for loan losses at December 31, 1997 to $61,000 from $117,000 one year earlier. Throughout this process, the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,142,000 at December 31, 1997 to be adequate.

         At December 31, 1997, the allowance for loan losses as a percentage of outstanding loans was 1.34% as compared to 1.44% at December 31, 1996. This decrease is predominantly due to improvement in the quality of the loan portfolio. See analysis of "Nonperforming Assets" for a further discussion of asset quality. In assessing the adequacy of the allowance for loan losses, management primarily relies on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses which must be written off and to assess the risk characteristics of the loan portfolio as a whole. In addition to actual loss experience, management considers factors such as industry-specific composition of the loan portfolio and the general and regional economic conditions. This review takes into account the judgment of the individual loan officer, senior management and the Board of Directors. The Board of Directors reviews the Company's Classified and Criticized Loans Quarterly Report and quarterly loan loss analyses. In addition, the Company's review takes into account the judgment of the regulatory agencies that review the loan portfolio as a part of the regular examination process. Such regulatory agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The Company also has an independent loan review performed by a consultant on an annual basis. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions and other factors.

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

         The table entitled "Allocation of Allowance for Loan Losses" sets forth an analysis of the allocation of the allowance for loan losses by categories as of December 31, 1997, 1996 and 1995.

                     Allocation of Allowance for Loan Losses
                       At December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                  1997                            1996                           1995
                                       -----------------------------------------------------------------------------------------
                                        Reserve       % of Loans      Reserve        % of Loans        Reserve        % of Loans
                                         Amount   to Total Loans       Amount    to Total Loans         Amount    to Total Loans
                                         ------   --------------       ------    --------------         ------    --------------
Commercial                              $  486            45.6           $   438           53.8%          $   658           68.1%
Real estate - commercial mortgage          464            45.1               360           33.9               252           19.7
Real estate - residential mortgage          23             2.3                19            3.6                39            2.4
Real estate - construction                  49             4.9                31            5.7                27            4.1
Installment                                 59             2.1                83            3.0                45            5.7
Unallocated                                 61             --                117            --                253            --
                                         --------        --------        ------         -------          -------         ----
         Total                         $ 1,142           100.0%          $ 1,048         100.0%          $ 1,274          100.0%
                                        =========        =======          ======         =======         ========        =======




         Nonperforming Assets

         Nonperforming assets include nonaccrual loans, restructured loans, past due loans and other real estate. See Note 4 of the Notes to Consolidated Financial Statements.

         Nonaccrual loans at December 31, 1997 of $411,000 decreased by $552,000 from $963,000 at December 31, 1996, while restructured loans, which continued to perform as agreed, decreased by $573,000 to $0 at December 31, 1997. Past due loans decreased by $50,000 to $103,000 at December 31, 1997 from $153,000 at December 31, 1996 due principally to two loans which were both well-secured and in the process of collection. At December 31, 1997 and 1996, nonaccrual loans included $104,000 and $607,000, respectively, in loans guaranteed by the SBA for a total of $94,000 and $594,000, respectively. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on a portion of the loan.

         The  table  entitled   "Analysis  of  Nonperforming   Assets"  presents
nonperforming assets, by category, at December 31, 1997 and 1996.

                        Analysis of Nonperforming Assets
                          At December 31, 1997 and 1996
                                 (In thousands)

                                                         1997             1996
                                                        ------           -----
         Nonaccrual loans:
           Commercial                                   $ 411            $ 863
           Real estate - commercial mortgage             --                100
                                                       -------            -----
             Total nonaccrual loans 1                     411              963

         Past due loans:
           Real estate - commercial mortgage               96              142
           Installment - individuals                        7               11
                                                         -----           ------
             Total past due loans                         103              153

         Restructured loans:
           Commercial                                    --                573
                                                       ------              ---

             Total restructured loans                    --                573
                                                       ------              ---

             Total nonperforming assets                 $ 514          $ 1,689
                                                        =====          =======
             Total nonperforming assets exclusive of
               SBA guaranteed balances                  $ 420          $ 1,094
                                                        =====          =======
         Ratio of nonperforming assets
           to gross loans 2                               .60%            2.31%
         Ratio of nonperforming assets to total
           assets 2                                       .32%            1.51%
         Percentage of allowance for loan losses to
           nonperforming assets 2                      222.12%           62.05%
         Ratio of net charge-offs (recoveries) to        (.12)%           (.08)%
           average loans
----------------------------

1 Nonaccrual loans include $104,000 and $607,000 in loans guaranteed by the SBA at December 31, 1997 and 1996, respectively. The outstanding balance of these loans are insured for 90.0%, or $94,000, and 97.9%, or $594,000, respectively.

2    Ratios include SBA guaranteed loan balances.

         For additional information concerning nonaccrual, restructured and past due loans, see Note 4 to the Notes to Consolidated Financial Statements included herein.

Potential Problem Loans

         At December 31, 1997 and 1996, respectively, loans totaling $1,154,000 and $781,000 were classified as potential problem loans which are not reported in the table entitled "Analysis of Nonperforming Assets". These loans were made to borrowers who subsequently experienced financial difficulties. The loans are subject to management attention and their classification is reviewed on a quarterly basis. At December 31, 1997, all of the potential problem loans were partially to fully secured.

         Of the $781,000 in problem loans at December 31, 1996, 91% of the balance represents loans which are partially to fully secured. The remaining 9% of the balance, or $73,000, is guaranteed by the SBA for a total of $66,000.

Impaired Loans

         At December 31, 1997 and 1996, respectively, loans totaling $698,000 and $1,955,000 were classified as impaired loans, all of which are reported as nonaccrual, restructured or potential problem loans. For additional information concerning impaired loans, see Note 4 to the Notes to Consolidated Financial Statements.

Interest Sensitivity Management

         The sensitivity of net interest income to fluctuations in interest rates is known as interest rate risk. Sensitivity arises when assets and liabilities are not subject to rate repricing within the same period. As shown by the table entitled "Analysis of Interest Rate Sensitivity," at December 31, 1997, interest sensitive assets repricing within each period of less than one year ranged from 111% to 116% of interest sensitive liabilities repricing in the comparable periods. When non-rate sensitive assets and liabilities are excluded, the interest sensitive assets in each remaining period beyond one year exceed interest sensitive liabilities repricing in the comparable periods. Management of interest rate sensitivity is monitored by the Asset/Liability Investment Committee of the Bank which generally meets monthly and includes members of the Bank's Board of Directors as well as the Bank's officers.

         The Committee considers, among other things, the sensitivity of major asset and liability categories to anticipated interest rate changes. The Company does not necessarily attempt to maintain a matched position for each time frame. While interest sensitivity analysis is a useful tool for asset/liability management, limitations exist which make it difficult to predict the Company's net interest income solely on the basis of the interest sensitivity position. For example, the relationship between interest rates earned on loans, particularly the prime rate, and interest rates paid on deposits is not constant over time. Despite these limitations, in an effort to better predict the effect of possible interest rate changes on net interest income, the Company also prepares an analysis of the effect on net interest income of interest rate shocks of 1%, 2% and 3% in either direction. Based on the Company's interest sensitivity position and the analyses performed of the effect of interest rate movements at December 31, 1997, net interest income will be materially impacted by either a rising or declining interest rate environment.

                      Analysis of Interest Rate Sensitivity
                              At December 31, 1997
                                 (In thousands)

                                                                                               Total         Non-Rate
                                                       0-90        91-180      181-365          Rate      Sensitive &
                                                       Days         Days         Days       Sensitive     Over 1 Year       Total
                                                       ----         ----         ----       ---------     -----------       -----
Interest-earning assets:
  Loans                                            $ 36,320      $ 10,388     $ 21,465       $ 68,173       $ 17,140      $ 85,313
  Securities 1                                       13,510         2,020        8,009         23,539          4,423        27,962
  Short-term investments                              6,450           397        1,285          8,132             99         8,231
Noninterest-earning assets                              --           --            --             --           9,733         9,733
                                                  ---------    ----------    ---------      ---------        --------       ------

    Total assets                                     56,280        12,805       30,759         99,844         31,395      $131,239
                                                                                                                          ========

Interest-bearing liabilities:
  Deposits 2                                         46,457        12,268       24,155         82,880          2,197      $ 85,077
  Short-term borrowings                               3,489           --           --           3,489            --          3,489
  Long-term borrowings/debt                              19            15           29             63          1,023         1,086
Noninterest-bearing sources                             --           --            --             --          41,587        41,587
                                                  ---------    ----------    ---------      ---------       ---------     --------

    Total liabilities and stockholders' equity       49,965        12,283       24,184         86,432         44,807      $131,239
                                                                                                                          ========

Excess (deficiency) of interest sensitive assets over like liabilities:
    For the period                                  $ 6,315       $   522      $ 6,575        $13,412       $(13,412)
    Cumulative                                        6,315         6,837       13,412
Cumulative gap as a % of total
     interest-earning assets                         11.22%         9.90%       13.43%
Rate sensitive assets rate sensitive liabilities:
    Cumulative                                        1.13x         1.11x        1.16x
------------


1 Includes both investment securities and available for sale securities. Investments reflect expected prepayments based on call dates of securities, in light of current market conditions.

2 NOW and savings accounts are reflected in the 181-365 days classification, based on the Company's evaluation of historical runoff and interest sensitivity of these deposits.


Liquidity and Capital Resources

         Liquidity

         Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $15,885,000 in cash and short-term investments at December 31, 1997, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At December 31, 1997, the Company had $8,003,000 in unpledged securities which were available for such use. This compares with cash and short-term investments of $15,364,000 and unpledged securities of $7,451,000 at December 31, 1996. As a percentage of total assets, the amount of these cash equivalent assets at December

31, 1997 and 1996 was 18% and 20%, respectively. Normal fluctuations in the deposit levels of some of the Company's large corporate customers may result in corresponding fluctuations in the Company's liquidity position (short-term investments). On average, the Company's short-term investments, which consist of Federal funds sold and interest-bearing deposits in other banks, decreased during 1997 by $5,725,000, or 42%, to $7,887,000 for 1997 as compared to
$13,612,000 for 1996. In order to maintain maximum flexibility, proceeds from the Company's stock offering completed in the third quarter of 1996 were temporarily invested in federal funds sold at rates which were competitive with short-term government securities. This coupled with normal fluctuations in the Company's liquidity accounted for the decrease in average federal funds sold in 1997 as compared to 1996. The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 71% and 79% of the average total deposit base in 1997 and 1996, respectively. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $3,000,000 in liquidity as well as access to other collateralized borrowing programs. The Bank maintained an average loan to deposit ratio of 81% and 76% during 1997 and 1996, respectively, and accesses collateralized deposit programs through U.S. government agencies to raise additional deposits, when liquidity needs dictate.

         Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, at December 31, 1997 the Bank was eligible to borrow up to approximately $1,501,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. At December 31, 1997, $1,086,000 in borrowings from the FHLB were outstanding. The Bank is eligible to increase the maximum amount to be borrowed by $7,499,000 with the purchase of $1,648,000 of additional stock in the FHLB. The Company has adequate resources to meet its liquidity needs.

         Net increases in deposit levels and short-term borrowings, comprised the majority of the Company's net cash inflows from financing activities for 1997, as increases in deposits totaled $17,106,000. Loan originations and security purchases exceeded curtailments and repayments of loans and maturities and scheduled amortization of securities during 1997, constituting the majority of the Company's cash outflows from investing activities.

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

         Stockholders' equity at December 31, 1997 of $13,030,000 reflected a decrease of $110,000 from the balance at December 31, 1996 of $13,140,000 as a result of the Company declaring dividends during the year of $489,000 which is in excess of net income of $342,000. Average stockholders' equity as a percentage of average total assets for 1997 was 11.38% as compared to 10.06% for the comparable prior year period.

         The following table presents the Company's and the Bank's capital position relative to their various minimum statutory and regulatory capital requirements at December 31, 1997. The Company and the Bank are considered "well-capitalized" under regulatory guidelines.

                                                                                         Minimum
                                           Company                  Bank                 Capital
                                      Amount       Ratio    Amount       Ratio         Requirements
                                      ------       -----    ------       -----         ------------
                                 (Dollars in thousands)

Leverage ratio 1                    $ 13,044     11.09%    $ 8,610      7.49%             4.00%
Tier 1 risk-based ratio 2             13,044     13.76       8,610      9.37              4.00
Total risk-based ratio 2              14,186     14.97       9,727     10.59              8.00

----------
1   Based on annual average assets
2   Based on risk-adjusted assets


Changes in Accounting Principles

         For a discussion of changes in accounting principles, see Note 1 of the Notes to Consolidated Financial Statements.


Change of Accountants
         In  August  1996,  as a  result  of the  recommendation  of  the  Audit
Committee to solicit bids for accounting services, KPMG Peat Marwick LLP's appointment as principal accountants for the Company was terminated and Arthur Andersen LLP was engaged as the Company's principal accountants. This engagement was approved by the Audit Committee of the Board of Directors. In connection with the audit for the year ended December 31, 1995 and the subsequent period through August 27, 1996, there were no disagreements with KPMG on accounting principles or practices, financial statement disclosure or auditing procedures which would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Their audit reports for that period did not contain any adverse opinion, disclaimer of opinion, or were they qualified or modified as to uncertainty, audit scope or accounting principles.

Factors Affecting Future Results

         In addition to historical information, this Form 10-KSB includes certain forward-looking statements that involve risks and uncertainties such as statements of the Company's plans, expectations and unknown outcomes. The Company's actual results could differ materially from management expectations. Factors that could contribute to those differences include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in ownership status resulting in, among other things, the loss of eligibility for participation in government and corporate programs for minority and women-owned banks, uncertainties with respect to costs which the Company may incur as result of litigation against Mr. Reynolds and certain related stockholders (the "Reynolds Group"), uncertainties with respect to policies and strategies undertaken and costs incurred following a change in control, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.


Item 7.           Financial Statements and Supplementary Data.


                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Report of Independent Public Accountants.................................39

Consolidated Balance Sheets as of
  December 31, 1997 and 1996.............................................40

Consolidated Statements of Operations for the
  years ended December 31, 1997, 1996 and 1995...........................41

Consolidated Statements of Changes in Stockholders' Equity for
  the years ended December 31, 1997, 1996 and 1995.......................43

Consolidated Statements of Cash Flows for the
  years ended December 31, 1997, 1996 and 1995...........................44

Notes to Consolidated Financial Statements...............................46

Report of Independent Public Accountants

The Board of Directors and Stockholders
Abigail Adams National Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Abigail Adams National Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abigail Adams National Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the two years ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Washington, D.C.
January 27, 1998 (except with respect to the matter discussed in Note 19, as to which the date is March 30, 1998)
--------------------------------------------------------------------------------

Report of Independent Public Accountants

The Board of Directors and Stockholders
Abigail Adams National Bancorp, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Abigail Adams National Bancorp, Inc. and subsidiary for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Abigail Adams National Bancorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Abigail Adams National Bancorp, Inc. and subsidiary for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Washington, D.C.
January 26, 1996

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                                                                                         1997                  1996
                                                                                       -------              --------
Assets
Cash and due from banks                                                            $   7,654,347         $   9,785,132
Short-term investments:
  Federal funds sold                                                                   6,450,000             4,100,000
  Interest-bearing deposits in other banks                                             1,781,000             1,479,000
                                                                                       ----------            ---------
    Total short-term investments                                                       8,231,000             5,579,000

Securities available for sale                                                         20,452,799            11,205,282
Investment securities (market value of $7,532,256 and $11,679,607
  for 1997 and 1996, respectively)                                                     7,508,850            11,640,813

Loans (net of deferred fees and unearned discounts)                                   85,313,591            73,013,413
  Less:  Allowance for loan losses                                                    (1,141,719)           (1,048,487)
                                                                                      -----------           -----------

      Loans, net                                                                      84,171,872            71,964,926
                                                                                     ------------          -----------

Bank premises and equipment, net                                                        1,252,413              840,051
Other assets                                                                            1,967,733            1,147,100
                                                                                    -------------         ------------
      Total assets                                                                  $ 131,239,014        $ 112,162,304
                                                                                    =============        =============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Demand deposits                                                                $  27,184,087         $  23,678,374
    NOW accounts                                                                       9,880,968             8,039,994
    Money market accounts                                                             26,969,638            29,533,210
    Savings accounts                                                                   1,898,721             1,379,554
    Certificates of deposit of $100,000 or greater                                    25,255,095            15,657,818
    Certificates of deposit less than $100,000                                        21,072,887            16,865,790
                                                                                    -------------          -----------
      Total deposits                                                                 112,261,396            95,154,740
                                                                                     ------------          -----------

  Short-term borrowings                                                                3,489,263             1,916,689
  Long-term borrowings/debt                                                            1,085,936             1,138,815
  Other liabilities                                                                    1,372,681               811,863
                                                                                   --------------        -------------
      Total liabilities                                                              118,209,276            99,022,107
                                                                                     ------------          -----------

Commitments and contingent liabilities

Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 5,000,000 shares;  issued
     1,655,906 shares in 1997 and 1,654,712 shares in 1996;
     outstanding 1,651,226 shares in 1997 and 1,650,032 shares in 1996                    16,559                16,547
  Surplus                                                                             12,187,657            12,172,435
  Retained earnings                                                                    1,044,369             1,191,706
                                                                                     ------------            ---------
                                                                                      13,248,585            13,380,688
  Less:  Employee Stock Ownership Plan shares, 20,086 shares in 1997 and
     20,319 shares in 1996, at cost                                                     (175,757)             (177,791)
  Less:  Treasury stock, 4,680 shares at cost                                            (28,710)              (28,710)
  Less:  Unrealized loss on securities, net of taxes                                     (14,380)              (33,990)
                                                                                    -------------        -------------

      Total stockholders' equity                                                      13,029,738            13,140,197
                                                                                     ------------         ------------

      Total liabilities and stockholders' equity                                   $ 131,239,014         $ 112,162,304
                                                                                   ==============        =============

See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995

                                                                                 1997                1996               1995
                                                                                ------              ------             ------
Interest income
  Interest and fees on loans                                                 $ 7,879,610        $ 6,072,500        $  5,902,325

  Interest on securities available for sale:
    U.S. Treasury                                                                 31,582             48,098             175,979
    Obligations of U.S. government agencies and corporations                     652,203            207,408             128,954
                                                                                 -------            --------         ----------
        Total interest on securities available for sale                          683,785            255,506             304,933

  Interest and dividends on investment securities:
    U.S. Treasury                                                                 59,787             49,700              69,417
    Obligations of U.S. government agencies and corporations                     481,328            394,780             413,396
    Mortgage-backed securities                                                     8,390             27,705              38,539
    Obligations of states and municipalities                                      15,965              1,907                  --
    Other securities                                                              32,797             25,468              32,460
                                                                                --------           ---------           --------
        Total interest and dividends on investment securities                    598,267            499,560             553,812


  Interest on short-term investments:
    Federal funds sold                                                           352,235            692,614             130,069
    Deposits with other banks                                                     88,633             53,044              22,920
                                                                               ---------           ---------          ---------
        Total interest on short-term investments                                 440,868            745,658             152,989
                                                                                --------          ----------            -------
        Total interest income                                                  9,602,530          7,573,224           6,914,059
                                                                              ----------         -----------          ---------
Interest expense
  Interest on deposits:
    NOW accounts                                                                 182,782           194,092              249,377
    Money market accounts                                                      1,128,860         1,028,668              812,916
    Savings accounts                                                              42,979            34,182               31,060
    Certificates of deposit:
      $100,000 or greater                                                      1,206,372           583,180              698,356
      Less than $100,000                                                       1,048,540           970,818              845,681
                                                                             -----------        ------------         ----------
        Total interest on deposits                                             3,609,533         2,810,940            2,637,390
  Interest on short-term borrowings:
    Federal funds purchased and
      repurchase agreements                                                      134,909           104,532              88,871
    Other short-term borrowings                                                     --                --                 6,364
                                                                          --------------    ----------------        ----------
        Total interest on short-term borrowings                                  134,909           104,532              95,235
  Interest on long-term borrowings/debt                                           77,162            17,435              13,969
                                                                               ---------        ------------        ----------
        Total interest expense                                                 3,821,604         2,932,907           2,746,594
                                                                               ---------        ------------        ----------
        Net interest income                                                    5,780,926         4,640,317           4,167,465
Benefit for loan losses                                                             --            (275,000)                 --
                                                                         ---------------         -----------    --------------
       Net interest income after provision for
         loan losses                                                           5,780,926         4,915,317           4,167,465
                                                                               ---------        ------------        ----------

                                                                                                                    (Continued)

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Operations (Continued)
                  Years Ended December 31, 1997, 1996 and 1995


                                                                                 1997                1996                1995
                                                                               --------            --------            ------
Other income
  Service charges on deposit accounts                                          1,125,694            788,207            737,059
  Other income                                                                    78,403            164,996            103,712
                                                                              ----------          ----------          --------
        Total other income                                                     1,204,097            953,203            840,771
                                                                               ---------          ----------         ---------

Other expense
  Salaries and employee benefits                                               2,255,446          1,904,873          1,649,071
  Occupancy and equipment expense                                              1,008,792            777,513            698,570
  Professional fees                                                            1,289,650            143,357            353,205
  Data processing fees                                                           495,455            358,555            299,580
  Other operating expense                                                      1,369,346            909,098            781,000
                                                                               ---------         -----------          --------

        Total other expense                                                    6,418,689          4,093,396          3,781,426
                                                                               ---------          ----------         ---------

       Income before taxes                                                       566,334          1,775,124          1,226,810
Applicable income tax expense                                                    224,507            647,819            267,912
                                                                               ---------         -----------      ------------

        Net income                                                          $    341,827      $   1,127,305          $ 958,898
                                                                            ============      ==============         =========



Earnings per common share:

        Basic earnings per common share                                         $   0.21           $   0.94             $ 1.12
                                                                                ========           =========            ======
        Diluted earnings per common share                                        $  0.20            $  0.92             $ 1.12
                                                                                 =======            ========            ======


Average shares outstanding for computation of:

        Basic earnings                                                         1,630,665           1,200,803            854,532
        Diluted earnings                                                       1,673,897           1,219,505            854,532



See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 1997, 1996 and 1995

                                                                                               Employee     Unrealized
                                                      Additional      Retained                 Stock         Gain
                                          Common         Paid-in      Earnings     Treasury    Ownership     (Loss) on
                                           Stock         Capital     (Deficit)        Stock     Plan        Securities      Total
                                           -----         -------     ---------        -----     ----        ----------      -----

Balance at January 1, 1995          $ 2,864,040     $ 3,291,973    $ (284,646)   $ (28,710)   $     ---     $ (80,387)  $ 5,762,270
  Change in par value of common
     stock                           (2,861,176)      2,861,176           ---          ---          ---           ---           ---
  Shares issued in three-for-one
     stock split in the form of a
     stock dividend                       5,728          (5,728)          ---          ---          ---           ---           ---

  Net income                                ---             ---       958,898          ---          ---           ---       958,898
  Dividends declared                        ---             ---      (142,422)         ---          ---           ---      (142,422)
  Unrealized gain on securities,
    net of taxes                            ---             ---           ---          ---          ---        40,120        40,120
                                      ----------      ----------   ----------      -------    ----------     ---------   ----------

Balance at December 31,1995               8,592       6,147,421       531,830      (28,710)         ---       (40,267)    6,618,866
  Net income                                ---             ---     1,127,305          ---          ---           ---     1,127,305
  Dividends declared                        ---             ---      (467,429)         ---          ---           ---      (467,429)
  Issuance of 795,500 shares
    of common stock, net                  7,955       6,010,973           ---          ---          ---           ---     6,018,928
  Employee Stock Ownership
    Plan, 25,000 shares                     ---             ---           ---          ---     (218,750)          ---      (218,750)
  Release of shares under
    Employee Stock Ownership
    Plan, 4,681 shares                      ---           14,041          ---          ---       40,959           ---        55,000
  Unrealized gain on securities,
     net of taxes                             ---               ---              ---                       ---    6,277       6,277
                                    -----------------------------------------------------------------------------------   ---------

Balance at December 31, 1996              16,547      12,172,435    1,191,706      (28,710)    (177,791)      (33,990)   13,140,197
  Net income                                ---             ---       341,827          ---          ---           ---       341,827
  Dividends declared                        ---             ---      (489,164)         ---          ---           ---      (489,164)
  Issuance of shares under Employee
    Incentive Stock Option Plan               12           9,755          ---          ---          ---           ---         9,767
  Release of shares under
    Employee Stock Ownership
    Plan, 233 shares                        ---            5,467          ---          ---         2,034          ---         7,501
  Unrealized gain on securities,
     net of taxes                           ---             ---           ---          ---          ---        19,610        19,610
                                    ------------------------------------------------------------------------------------ ----------

Balance at December 31, 1997            $ 16,559     $12,187,657   $1,044,369    $ (28,710)   $(175,757)    $ (14,380)   $13,029,738
                                        ========     ===========   ===========   ==========   ==========    ==========   ===========



See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995

                                                                       1997                       1996                     1995
                                                                    ----------                 ---------                 -------
Operating Activities
Net income                                                        $   341,827               $ 1,127,305                  $ 958,898
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Benefit for loan losses                                              --                    (275,000)                      --
    KSOP compensation expense paid in stock                            6,203                        --                        --
    Depreciation and amortization                                    308,584                    164,475                   146,084
    Profit sharing contribution of ESOP shares                           --                      55,000                       --
    Gain on sale of other real estate                                    --                     (27,181)                      --
    Accretion of loan discounts and fees                            (194,242)                  (122,194)                 (106,116)
    Amortization and accretion of discounts and
      premiums on securities                                        (164,508)                  (10,200)                    19,097
    Benefit (provision) for deferred income taxes                     54,351                     31,174                  (300,227)
    Increase (decrease) in other assets                             (874,984)                   (25,514)                  369,045
    Increase (decrease) in other liabilities                         709,748                      5,175                   (11,874)
                                                                   ----------                  ---------               -----------
      Net cash provided by operating activities                      186,979                    923,040                  1,074,907
                                                                   ----------                   --------              ------------

Investing Activities
Proceeds from repayment and maturity
  of investment securities                                         6,150,000                  5,300,000                 1,888,400
Proceeds from maturity of securities
  available for sale                                              18,810,000                  9,000,000                10,000,000
Proceeds from repayment of mortgage-
  backed securities                                                   64,762                    117,452                   126,951
Purchase of investment securities                                 (2,058,500)                (8,830,713)               (1,092,225)
Purchase of securities available for sale                        (27,884,125)               (14,710,872)               (9,485,625)
Net decrease (increase) in interest-bearing deposits
  in other banks                                                    (302,000)                  (992,285)                    4,000
Principal collected on loans                                      17,890,513                 12,858,837                14,072,132
Loans originated                                                 (30,528,260)               (19,815,190)              (12,771,600)
Net increase in short-term loans                                     (64,981)                  (200,684)                  (96,137)
Net decrease (increase) in lines of credit                           690,025                 (2,331,395)               (3,936,146)
Purchase of bank premises and equipment                             (720,946)                  (727,009)                  (54,383)
Investment in other real estate                                          --                     (78,250)                      --
Proceeds from disposition of other real estate                             --                   344,562                        --
                                                               ----------------            --------------        -----------------
      Net cash used by investing activities                      (17,953,512)               (20,065,547)               (1,344,633)
                                                                 ------------               ------------              ------------

Financing Activities
Net increase in transaction and savings deposits                   3,302,282                  9,134,873                4,361,262
Proceeds from issuance of time deposits                           54,949,563                 23,785,579               40,745,855
Payments for maturing time deposits                              (41,145,189)               (20,828,907)             (37,337,424)
Net increase in short-term borrowings                              1,572,574                    131,287                1,424,694
Payments on long-term debt                                               --                    (186,250)                 (74,500)
Proceeds from other long-term borrowings                                 --                   1,143,000                       --
Payments on other long-term borrowings                               (52,879)                    (4,185)                      --
Proceeds from issuance of common stock, net of expenses                9,767                  6,018,928                       --
Loan to Employee Stock Ownership Plan                                    --                    (218,750)                      --
Cash dividends paid to common stockholders                          (650,370)                  (376,136)                 ( 71,211)
                                                                 ------------             --------------               -----------
      Net cash provided by financing activities                   17,985,748                 18,599,439                 9,048,676
                                                                  -----------              -------------                ---------
      Increase (decrease) in cash and cash equivalents               219,215                   (543,068)                8,778,950
      Cash and cash equivalents at beginning of year              13,885,132                 14,428,200                 5,649,250
                                                                 ------------                -----------              -----------
      Cash and cash equivalents at end of year                  $ 14,104,347               $ 13,885,132              $ 14,428,200
                                                                =============              =============             ============

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995

                                                                1997                       1996                      1995
                                                             ----------                 ----------                -------

Supplementary disclosures:

  Interest paid on deposits and borrowings                  $ 3,659,897              $   2,928,906             $   2,711,626
                                                            ===========              =============             =============

  Income taxes paid                                           $ 798,600             $      651,600            $      327,593
                                                              =========             ==============            ==============











See accompanying notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

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

    (c)      Securities
             Management determines the appropriate classifications of securities at the time of purchase. Securities which the Company has the ability and the intent to hold until maturity are classified as investment securities and reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair market value with unrealized gains and losses included in earnings. Securities which are not classified as trading or held to maturity are classified as available for sale and are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Unrealized gains and losses reflect the difference between fair market value and amortized cost of the individual securities as of the reporting date. The unrealized loss on securities recognized had the effect of decreasing the Company's stockholders' equity by approximately $14,000 and $34,000, net of tax, at December 31, 1997 and 1996, respectively. The Company does not maintain a trading account.

             Premiums  and  discounts   are  amortized   using  a  method  which
             approximates the effective interest method over the term of the security.

    (d)      Loans
             Loans are stated at their unpaid principal amount, net of unearned discount and deferred loan fees and costs.

             The Company discontinues the accrual of interest when the timely collection of principal or interest is doubtful, generally when a loan which is well secured becomes 90 days past due or management becomes aware of other circumstances which indicate that accrual of interest is no longer appropriate. Accrued interest at that date on such loans is either charged against current income or the allowance for loan losses. Interest accruals are resumed on such loans when they are brought fully current with respect to interest and principal or when, in the judgment of management, the loans have demonstrated a new period of performance and are estimated to be fully collectible as to both principal and interest. Loans, and the related accrued interest, which are past due 90 days or more which are not well-secured are charged to the allowance for loan losses.

             The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995, which defines impaired loans as specifically reviewed loans for which it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. The Company's impaired loans generally are defined as nonaccrual, restructured and potential problem loans as detailed in Note 4. Per SFAS No. 114, impaired loans do not include large groups of smaller balance loans with similar collateral characteristics such as residential mortgage and consumer installment loans, which are evaluated collectively for impairment. Impaired loans are therefore primarily commercial and industrial loans, real estate-commercial mortgage and construction and development loans.

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

          The specific reserves for impaired loans, under SFAS No. 114 at December 31, 1997, are included in the allowance for loan losses discussed above. Impaired loans are valued based on the fair value of the related collateral if the loans are collateral dependent, and for all other impaired loans, the specific reserves approximate the present values of expected future cash flows discounted at each loan's initial effective interest rate.

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

     (h) Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
          In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled, or liabilities are recognized if incurred. Financial and servicing assets are removed from the statement of condition when control has been surrendered, and liabilities are removed when extinguished. SFAS No. 125 was effective and adopted January 1, 1997, and was applied prospectively. In addition, in December 1996, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued. SFAS No. 127 deferred implementation of certain portions of SFAS No. 125 for one year relating primarily to repurchase agreements, securities lending and comparable transactions. The Company did not experience any material effect on its financial position or results of operations from this implementation, and does not expect any when the remainder is implemented on January 1, 1998.

     (i)  Earnings Per Share
          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128, which supersedes Accounting Principles Board Opinion No. 15 ("APB No. 15"), conforms earnings per share to the international standards, as well as simplifies the computation under APB No. 15. Basic earnings per share is calculated by dividing net income after deduction for preferred stock dividends, if any, by the weighted average number of shares of common stock. Diluted earnings per share is calculated by dividing net income, after deduction for preferred stock dividends, if any, by the weighted average number of shares of common stock and common stock equivalents, unless determined to be anti-dilutive. The weighted average shares outstanding were 1,630,665, 1,200,803 and 854,532 for 1997, 1996 and
          1995,
             respectively. The dilutive effect of stock option plans on weighted average shares outstanding was 43,232, 18,702 and 0 for the same periods.

    (j)      Reporting Comprehensive Income
             In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Company would include unrealized gains and losses on securities available for sale. Items identified as comprehensive income should be reported in the statements of condition and the statements of changes in stockholders' equity, under separate captions. SFAS No. 130 is effective for the Company on January 1, 1998 including the restatement of prior periods reported consistent with this pronouncement. The Company does not anticipate any material impact from the implementation of SFAS No. 130.

    (k) Disclosures about Segments of an Enterprise and Related Information In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
             131). SFAS No. 131 requires the reporting of selected segment information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. The
             Company is required to disclose profit and loss, revenues and assets for each segment identified including reconciliations of these items to consolidated totals. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 is effective for the Company on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement, if practical. The Company does not anticipate any material impact from the implementation of SFAS No. 131.

    (l)      Employers' Disclosures about Pensions and Other Postretirement
             Benefits
             In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirement for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS No. 132 also eliminates certain disclosures which were required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 is effective for the Company on January 1, 1998. The Company does not anticipate any material impact from the implementation of SFAS No. 132.

    (m)      Risks and Uncertainties
             The Company is subject to competition from other financial institutions, and is also subject to the regulations of certain federal agencies and undergoes periodic examination by those regulatory authorities.

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

    (n)      Reclassifications
             Certain reclassifications have been made to amounts previously reported in 1996 and 1995 to conform with the 1997 presentation.


2.  Restrictions on Cash Balances
    Included in cash and due from banks are balances maintained within the Company to satisfy legally required reserves and to compensate for services provided from correspondent banks. Balances maintained totaled $1,749,000 and $1,543,000 at

    December 31, 1997 and 1996, respectively. There were no other withdrawal, usage restrictions or legally required compensating balances at December 31, 1997 or 1996.


3.  Securities
    Investment securities at December 31, 1997 and 1996 are summarized as follows:

                                                                                    1997
                                                        ---------------------------------------------------------------
                                                                             Gross           Gross
                                                          Adjusted         Unrealized       Unrealized          Market
                                                         Cost Basis           Gains           Losses             Value
                                                         ----------           -----           ------             -----
    U.S. Treasury:
         Within one year                               $    499,943           $ 1,307    $         --       $    501,250
         After one, but within five years                 1,000,000               --               --          1,000,000
                                                          ---------         ---------    -------------         ---------
             Total                                        1,499,943             1,307              --          1,501,250
                                                          ---------            ------    -------------         ---------

    Obligations of U.S. government
     agencies and corporations:
         Within one year                                  3,489,283            10,105              --          3,499,388
         After one, but within five years                 1,497,724               --               224         1,497,500
                                                          ---------         ---------           ------         ---------
             Total                                        4,987,007            10,105              224         4,996,888
                                                          ---------            ------           ------         ---------

    Obligations of states and municipalities:
         After ten years                                    310,000             3,602              --            313,602
                                                          ---------          --------        ---------         ---------

    Mortgage-backed securities:
       Federal Home Loan Mortgage Corp.:
         After one, but within five years                   196,300             8,616              --            204,916
                                                          ---------          --------        ---------         ---------
    Corporate securities (1)                                 12,500               --               --             12,500
                                                         ----------       -----------        ---------         ---------
    Federal Reserve Bank Stock (1)                          173,200               --               --            173,200
                                                          ---------       -----------        ---------           -------
    Federal Home Loan Bank Stock (1)                        329,900               --               --            329,900
                                                          ---------       -----------        ---------           -------
             Total investment securities                $ 7,508,850          $ 23,630          $   224       $ 7,532,256
                                                        ===========          ========          =======       ===========




                                                                                       1996
                                                       -------------------------------------------------------------------
                                                                              Gross           Gross
                                                           Adjusted         Unrealized       Unrealized          Market
                                                          Cost Basis           Gains           Losses             Value
    U.S. Treasury:
         Within one year                                $    500,000       $     1,094    $         --      $     501,094
         After one, but within five years                    499,789             2,711              --            502,500
                                                       -------------       -----------    -------------     -------------
             Total                                           999,789             3,805              --          1,003,594
                                                       -------------       -----------    -------------      ------------

    Obligations of U.S. government
     agencies and corporations:
         Within one year                                   1,150,680             1,508              --          1,152,188
         After one, but within five years                  8,454,924            32,204          10,198          8,476,930
                                                          ----------         ---------      -----------       -----------
             Total                                         9,605,604            33,712          10,198          9,629,118
                                                          ----------         ---------      ----------        -----------

    Obligations of states and municipalities:
         After ten years                                     310,000               244              --            310,244
                                                         -----------       ----------- ----------------      ------------

    Mortgage-backed securities:
       Federal National Mortgage Association:
         Within one year                                       5,781               123              --              5,904
      Federal Home Loan Mortgage Corp.:
         After one, but within five years                    262,539            11,108                 --         273,647
                                                          ----------         ---------        ------------     ----------
             Total                                           268,320            11,231              --            279,551
                                                          ----------         ---------     ------------        ----------
    Corporate securities 1                                    12,500                --               --            12,500
                                                          ----------     -------------     ------------        ----------
    Federal Reserve Bank Stock 1                             162,700                --               --           162,700
                                                          ----------     -------------     ------------        ----------
    Federal Home Loan Bank Stock 1                           281,900                --               --           281,900
                                                          ----------     -------------     ------------        ----------
             Total investment securities                $ 11,640,813          $ 48,992       $   10,198      $ 11,679,607
                                                        ============          ========       ==========      ============

----------
1 Corporate securities, Federal Reserve Bank and Federal Home Loan Bank Stocks have no stated maturities.

    Securities available for sale at December 31, 1997 and 1996 are summarized below:

                                                                                       1997
                                                       -----------------------------------------------------------------
                                                                              Gross           Gross
                                                           Adjusted         Unrealized       Unrealized          Market
                                                          Cost Basis           Gains           Losses             Value
    U.S. Treasury:
         After one, but within five years              $   1,009,138        $      237    $       --        $   1,009,375
                                                       -------------        ----------    -------------     -------------

    Obligations of U.S. government
         Within one year                                   5,933,057             2,347              887         5,934,517
         After one, but within five years                 13,523,289             2,876           17,258        13,508,907
                                                         -----------           -------         --------      ------------
                                                          19,456,346             5,223           18,145        19,443,424
                                                         -----------           -------         --------      ------------

             Total                                      $ 20,465,484          $  5,460         $ 18,145      $ 20,452,799
                                                        ============          ========         ========      ============



                                                                                1996
                                                                                ----
                                                                         Gross           Gross
                                                      Adjusted         Unrealized       Unrealized          Market
                                                     Cost Basis           Gains           Losses             Value
                                                     ----------           -----           ------             -----
    Obligations of U.S. government
     agencies and corporations:
         Within one year                          $   8,088,415       $     2,098     $      7,411     $   8,083,102
         After one, but within five years             3,135,000               --            12,820         3,122,180
                                                   ------------      ------------        ---------       -----------
             Total                                 $ 11,223,415       $     2,098      $    20,231      $ 11,205,282
                                                   ============       ===========      ===========      ============

    Securities in the amount of approximately $19,443,000 and $14,938,000 were pledged to collateralize public deposits and repurchase agreements at December 31, 1997 and 1996, respectively.

    The Company had no securities whose book value as to any single issuer exceeded 10% of stockholders' equity. During 1997 and 1996, the Company held one security totaling $310,000 which was exempt from federal taxation.

    During 1994, the Company reclassified $3,500,000 in securities previously classified as available for sale to the held to maturity portfolio, resulting in an unrealized loss, net of taxes, on the date of transfer of approximately $86,000. This unrealized loss is recorded in equity and amortized as a yield adjustment over the remaining terms of the reclassified securities.


4.  Loans
    Loans at December 31, 1997 and 1996 are summarized as follows:

                                                                                   1997                      1996
                                                                               -----------               --------
             Commercial and industrial                                         $ 38,979,724              $ 39,418,672
             Real estate:
               Commercial mortgage                                               38,626,975                24,840,270
               Residential mortgage                                               1,981,075                 2,630,845
               Construction and development                                       4,230,573                 4,139,569
             Installment to individuals                                           1,763,472                 2,202,615
                                                                                 -----------               ----------
                                                                                 85,581,819                73,231,971
             Less:  Deferred income and unearned discounts                         (268,228)                 (218,558)
                                                                                  ----------              ------------
               Total                                                            $ 85,313,591             $ 73,013,413
                                                                                ============             ============

Loan concentrations at December 31, 1997 and 1996 are summarized as follows:

                                                                                        1997                      1996
                                                                                        ----                      ----

    Service industry                                                                     34%                       38%
    Real estate development/finance                                                      31                        30
    Wholesale/retail                                                                     23                        22
    Other                                                                                12                        10
                                                                                       ------                     ----
               Total                                                                    100%                      100%
                                                                                        ====                      ====

    A substantial portion, $61,948,000, or approximately 73%, at December 31, 1997, and $50,211,000, or approximately 69%, at December 31, 1996, of the Company's loans are secured by real estate in the Washington, D.C. metropolitan area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the Washington metropolitan area.

    Transactions in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                                  1997                       1996                     1995
                                                --------                   --------                -------

    Balance at January 1                      $ 1,048,487                $ 1,273,965           $ 1,289,562

      Benefit for loan losses                         --                    (275,000)                  --

      Recoveries:
        Commercial                                103,533                     52,082                55,372
        Real estate: 1
          Commercial mortgage                      56,277                        680                 9,516
          Residential mortgage                          --                       --                     --
        Installment to individuals                 34,878                    111,981                33,105
                                                  ---------                 ----------             --------
            Total recoveries                      194,688                    164,743                97,993
                                                -----------                 ----------              -------

      Loans charged off:
        Commercial                                 (3,000)                   (71,937)              (14,551)
        Installment to individuals                (98,456)                   (43,284)              (99,039)
                                                  ---------                   --------              --------
            Total loans charged off              (101,456)                  (115,221)             (113,590)
                                                 ----------                  ---------             ---------
        Net recoveries (charge-offs)               93,232                     49,522               (15,597)
                                                -----------                 ---------              --------

    Balance at December 31                     $1,141,719                $ 1,048,487           $ 1,273,965
                                               ============               ============         ===========


    1 The Company has had no charge-offs for construction and development loans.

    Included in the accompanying consolidated balance sheets are certain loans that are accounted for on a nonaccrual basis. These nonaccrual loans totaled approximately $411,000, $963,000 and $1,561,000 at December 31, 1997, 1996
    and 1995, respectively. Had the loans been current in accordance with their original terms, gross interest income for these loans would have been $54,000, $124,000 and $212,000 in 1997, 1996 and 1995, respectively. Actual recorded interest income on these loans was $9,000, $0 and $40,000 in 1997, 1996 and 1995, respectively. Nonaccrual loans include $104,000, $607,000 and $875,000 in loans guaranteed by the U.S. Small Business Administration at December 31, 1997, 1996 and 1995, respectively. These loans are guaranteed for an average of 90% of the outstanding balance, or $94,000, 97.9% of the outstanding balance, or $594,000, and 84.9% of the outstanding balance, or $743,000 at December 31, 1997, 1996 and 1995, respectively. Also included in the accompanying consolidated balance sheets are $0, $573,000 and $1,245,000 in loans at December 31, 1997, 1996 and 1995, respectively, restructured due to a deterioration in the financial condition of the borrowers. Actual interest income recorded subsequent to the date of restructuring on loans reported as restructured at each year-end was $0, $63,000 and $124,000 in 1997, 1996, and 1995, respectively, which is not materially different from that which would have been recorded if the loans had been current in accordance with their original terms. As of year-end 1997, 1996 and 1995, these loans were performing substantially in accordance with the restructured terms. The Company had no commitments to lend additional funds to any of the borrowers whose loans are recorded as nonaccrual or restructured at December 31, 1997, 1996 and 1995. At December 31, 1997, 1996 and 1995, the Company had $103,000, $153,000 and $6,000, respectively, in loans greater than 90 days delinquent which were still accruing interest. These loans consisted primarily of loans which were both adequately secured and in the process of collection.

    A loan is considered impaired when, based on current information and events, the Company deems it probable it will be unable to collect all amounts contractually due under the loan. The recorded investment in impaired loans was $698,000, $1,955,000 and $2,790,000 at December 31, 1997, 1996 and 1995,
    respectively. Of the balance at December 31, 1997, 1996 and 1995, $411,000, $1,509,000 and $2,775,000, respectively, are on nonaccrual status or as restructured loans. Included in these amounts for December 31, 1997, 1996 and 1995, respectively, are $544,000, $1,855,000 and $1,631,000 of impaired loans for which the related impairment allowance is $116,000, $264,000 and $416,000. Loans that do not have an impairment allowance were $154,000, $100,000 and $1,037,000 at December 31, 1997, 1996 and 1995, respectively.
    The December 31,

    1997 balance consists of one unfunded letter of credit. The average recorded investment in impaired loans was $1,587,000, $2,619,000 and $2,918,000 during 1997, 1996 and 1995, respectively. Interest income recognized on impaired loans during the years ended December 31, 1997, 1996 and 1995 which has not been disclosed above in the discussion of nonaccrual and restructured loans was $23,000, $19,000 and $2,000, respectively. The allowance for credit losses contains additional amounts for impaired loans as deemed necessary to maintain allowances at levels considered adequate by management.

    The Company has engaged in banking transactions in the ordinary course of business with some of its directors, officers, principal shareholders and their associates. Management believes that all loans or commitments to extend loans and the payment of overdrafts included in such transactions are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons and do not involve more than the normal risk of collectibility. At December 31, 1997 and 1996, none of these loans are either reported as nonaccrual, restructured or classified. The aggregate amount of loans to related parties for the years ended December 31, 1997 and 1996 was as follows:

                                            1997                1996
                                        ----------           ---------

    Balance at January 1                 $ 1,236,852       $   532,577

      Additions                              319,593         1,261,700
      Repayments                          (1,399,466)         (542,609)
      Retirements                            (23,231)          (14,816)
                                         -------------     ------------
    Balance at December 31               $   133,748       $ 1,236,852
                                         ============      ===========


5.  Bank Premises and Equipment
    Bank premises and equipment at December 31, 1997 and 1996 is summarized as follows:

                                                         1997            1996
                                                       ---------        --------

    Furniture, fixtures and equipment                 $ 1,281,275     $ 1,811,318
    Leasehold improvements                              2,208,979         960,081
                                                      ------------     ----------

      Total, at cost                                    3,490,254       2,771,399
    Less: Accumulated depreciation and amortization    (2,237,841)     (1,931,348)
                                                       -----------     -----------

      Total, net                                      $ 1,252,413     $    840,051
                                                      ============    ============

    Amounts charged to operating expenses for depreciation and amortization expense aggregated approximately $309,000, $165,000 and $146,000 in 1997, 1996 and 1995, respectively.


6.  Interest-Bearing Deposits
    Related party deposits totaled approximately $5,704,000 and $5,376,000 at December 31, 1997 and 1996, respectively. In management's opinion, rates paid on these deposits, where applicable, are available to others at the same terms.

    At December 31, 1997 and 1996, brokered deposits totaled approximately $8,790,000 and $7,674,000, respectively. At December 31, 1997, time deposits totaling $2,199,000 have scheduled maturities greater than one year as follows:

                  1999                          $  1,473,000
                  2000                                96,000
                  2001                               150,000
                  2002                               480,000
                                                 -----------
                                                $  2,199,000
                                                ============

7.  Leasing Arrangements
    The Company leases its main office space under two leases which expire in 2002. The Company also leases space for four branch offices and two automated teller machines. The leases on the Union Station branch and the two automated teller machines expire in 1998 and 1999, respectively. The lease on the Dupont Circle East branch expires in 2016. The lease on the Chinatown branch expires in 2007. The M Street branch is leased on a month to month basis. All leases are classified as operating leases.

    The following is a schedule of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997:

                                                       Lease
                                                     Payments

             1998                                     $ 492,785
             1999                                       435,716
             2000                                       435,342
             2001                                       436,992
             2002                                       381,990
             2003 and thereafter                        972,280
                                                        -------
                      Total                           $3,155,105

    Rental expense in 1997, 1996 and 1995 was approximately $505,000, $464,000 and $408,000, respectively.

8.  Income Taxes
    Income tax expense (benefit) for 1997, 1996 and 1995 consists of:

                                   1997              1996             1995
                                 ------            ------           ------
    Current:
      Federal                   $ 235,260        $ 484,762          $ 428,452
      District of Columbia         43,598          131,883            139,687
                                  --------        ---------        ----------

                                  278,858          616,645            568,139
                                ----------       ----------         ---------
    Deferred:
      Federal                     (37,060)           6,290           (160,540)
      District of Columbia        (17,291)          24,884           (139,687)
                                 ---------         --------      -------------

                                  (54,351)          31,174           (300,227)
                                 ---------         --------       ------------
    Total:
      Federal                     198,200          491,052            267,912
      District of Columbia         26,307          156,767                --
                                 ---------       ----------        ----------

                                $ 224,507         $ 647,819         $ 267,912
                                =========         =========         =========

    Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income as a result of the following:

                                                                    1997                     1996                   1995
                                                            --------------------   ---------------------   -----------------------
                                                              Amount         %          Amount         %      Amount          %
                                                              ------         -          ------         -      ------          -

    Tax expense at statutory rate                          $ 192,554     34.0%      $ 603,542      34.0%     $ 417,116       34.0%
    Increase (decrease) in taxes
      resulting from District of
      Columbia franchise tax, net
      of Federal tax effect                                   14,186      2.5         103,466       5.8        124,952       10.2
    Other                                                     17,767      3.1         (59,189)     (3.3)        37,235        3.0
    Change in  valuation allowance                             --         --               --        --       (311,391)     (25.4)
                                                         -------------- -------     ------------- ---------   -----------  ------

                                                           $ 224,507     39.6%      $ 647,819      36.5%      $267,912       21.8%
                                                           =========     =====      ==========     =====      ==========  ========




    The  significant   components  of  deferred  income  tax  expense  (benefit)
    attributable to income for the year ended December 31, 1997, 1996 and 1995 are as follows:

                                                                       1997              1996             1995
                                                                    --------          --------            ----
    Deferred tax benefit (expense) (exclusive of the
      effects of other components listed below)                   $ (54,351)      $     31,174        $    11,164
    Decrease in the valuation allowance
      for deferred tax assets                                            --                 --           (311,391)
                                                                  -----------         ----------        ----------
                                                                $   (54,351)      $      31,174        $ (300,227)
                                                                  ============         ========        ===========


    The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996:
                                                           1997          1996
                                                       ---------     --------
    Deferred tax assets:
      Allowance for loan losses                       $ 151,457       $186,959
      Interest income on nonaccrual loans                 5,253         24,507
      Deferred loan fees                                111,482         87,070
      Furniture and equipment                            54,522         88,309
      Unrealized losses on securities                     9,748         23,275
      Compensated absences                               36,880         18,699
                                                      ----------     ----------
        Total gross deferred tax assets                 369,342        428,819

    Deferred tax liabilities:
       Prepaid expenses                                 (13,860)        (9,649)
       Other                                             (2,470)       (14,622)
                                                        --------      ---------
        Total gross deferred tax liabilities            (16,330)       (24,271)
                                                        --------      ---------
          Net deferred tax assets                     $ 353,012      $ 404,548
                                                      ==========      =========


    Deferred income tax assets at December 31, 1997 and 1996 were $353,012 and $404,548, respectively, and are included in other assets in the accompanying financial statements. Also included in other assets at December 31, 1997 and 1996, were current tax receivables of $589,000 and $18,000, respectively. Included in other liabilities at December 31, 1997 and 1996, were current tax payables of $0 and $46,000, respectively.


9.  Long-term Borrowings/Debt
    On October 1, 1996, the Bank entered into an agreement to borrow funds from the Federal Home Loan Bank of Atlanta ("FHLB"). The principal balance of this note shall be repaid in 146 monthly installments commencing on November 1, 1996 through the note's maturity on December 1, 2008. The rate of interest payable on the principal balance of this note is fixed at 6.95%. The outstanding balance of loans pledged at December 31, 1997 to collateralize this debt is disclosed in Note 10 below. Annual principal maturities as of December 31, 1997 are as follows:

             1998                                         $     63,225
             1999                                               64,402
             2000                                               70,794
             2001                                               77,821
             2002                                               85,544
             2003 and thereafter                               724,150
                                                            ----------
                                                          $  1,085,936

10. Short-term Borrowings
    Short-term borrowings consist primarily of Federal funds purchased and securities sold under repurchase agreements. Federal funds purchased represent overnight funds, while securities sold under repurchase agreements generally involve the receipt of immediately available funds which mature in one business day or roll over under a continuing contract.

    The balance of securities sold under repurchase agreements at December 31, 1997 and 1996 of $3,489,263 and $1,916,689, respectively, represents funds received by the Company for securities sold to customers of the Company, at the customer's request, which mature in one business day but roll over under a continuing contract. In accordance with these contracts, the underlying securities sold are U.S. Treasuries or government agencies which are segregated from the Company's other investment securities in the Bank's Federal Reserve Bank account. The book value of the underlying securities sold under these repurchase agreements at December 31, 1997 and 1996 was approximately $4,787,000 and $2,296,000, respectively. The market value of these same securities at December 31, 1997 and 1996 was $4,787,000 and $2,295,000, respectively. At maturity, the same security is repurchased by the Company.

    Repurchase agreements are entered into with related parties in the normal course of business. At December 31, 1997 and 1996, such related party repurchase agreements totaled approximately $1,225,000 and $757,000, respectively. In management's opinion, rates paid on these repurchase agreements are available to others at the same terms.

    In the normal course of business, there are securities sold under repurchase agreements that the Company initiates with correspondent banks for liquidity purposes. As with the customer repurchase agreements, these contracts generally involve the receipt of immediately available funds which mature in one business day or roll over under a continuing contract, however, the underlying securities sold are transferred to the correspondent bank's Federal Reserve Bank account until maturity of the repurchase agreement. At maturity, the same security is repurchased by the Company.

    Other short-term borrowings may consist of borrowings from the FHLB for liquidity purposes. Borrowings are collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. Although no short-term FHLB borrowings are outstanding at December 31, 1997 and 1996, the outstanding balances of loans pledged at December 31, 1997 and 1996 to collateralize long-term borrowings as well as future short-term borrowings from the FHLB was $4,011,000 and $2,557,000, respectively. The collateral value of the loans pledged at both December 31, 1997 and 1996 was $1,860,000.

    Short-term borrowings for 1997 and 1996 are summarized below:

                                                                       1997               1996
                                                                       ----               ----
    Federal funds purchased
    Balance at end of year                                         $      --         $      --
    Daily average balance outstanding during year                       14,383              --
    Maximum balance outstanding as of any month-end during year           --                --
    Daily average interest rate during year                               5.41%             --

    Securities sold under repurchase agreements
    Balance at end of year                                         $ 3,489,263       $ 1,916,689
    Daily average balance outstanding during year                    2,710,121         2,147,737
    Maximum balance outstanding as of any month-end during year      5,047,960         3,042,801
    Daily average interest rate during year                               4.95%             4.87%
    Average interest rate on balance at end of year                       5.21%             5.95%


11. Commitments and Contingent Liabilities
    In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. At December 31, 1997 and 1996, the Company had outstanding letters of credit aggregating approximately $692,000 and $1,806,000, commitments to originate variable rate loans aggregating approximately $18,608,000 and $18,026,000, and commitments to originate fixed rate loans aggregating approximately $2,832,000 and $2,464,000, respectively.

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

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support lease and security deposits and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds cash, marketable securities and other collateral supporting those commitments for which collateral is deemed necessary. The portion of letters of credit which are collateralized was 77% and 47% at December 31, 1997 and 1996, respectively.

    Under the terms of an employment agreement with the President and Chief Executive Officer of the Company and the Bank, the Company is obligated to make payments totaling up to $389,000 to her under certain conditions, in the event her employment is terminated. In addition, upon termination, the President and Chief Executive Officer is entitled to receive her current benefits for up to two years, having a total value of up to $127,000, and certain unvested stock options granted to the

    President and Chief Executive Officer shall become immediately vested. Such unvested options are estimated to have an aggregate value of approximately $339,000 at December 31, 1997.

    Under the terms of severance agreements with seven key management officials of the Bank, at December 31, 1997 the Bank is obligated to make payments totaling $568,000 under certain conditions in the event of a change in control of the Company or the Bank. See Note 19, included herein, for further discussion.

    The Company maintains directors' and officers' liability insurance in the amount of $5,000,000, subject to certain exclusions. In addition, according to the by-laws, the Company is obligated to indemnify any director or officer for losses incurred to the full extent authorized or permitted by Delaware general corporation law.


12. Restrictions on Dividend Payments and Loans by Affiliated Bank
    Any dividends payable by the Company are dependent on dividends payable from the Bank to the Company. Federal banking laws restrict the total dividend payments that a national banking association may make during any calendar year to the total net income of the bank for the current year plus retained net income for the preceding two years, except with the prior written approval of the Office of the Comptroller of the Currency. At December 31, 1997, approximately $2,495,000 of retained earnings of the Bank was available for dividend declarations without prior regulatory approval. The Federal Reserve Board has issued a statement effective November 14, 1985 which indicates that dividends should only be paid out of net income available to common shareholders over the past year. As of December 31, 1997, dividends paid exceeded the net income available to common shareholders for 1997 by approximately $147,000, as a result of the fourth quarter write-off of expenses associated with the aborted Ballston Bancorp acquisition. See Note 16, included herein. Restrictions are also imposed upon the ability of the Bank to make loans to the Company, purchase stock in the Company or use the Company's securities as collateral for indebtedness of the Bank. At December 31, 1997, the Company and the Bank were in compliance with regulatory requirements.

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

                            Condensed Balance Sheets

                                                                                                 December 31,
                                                                                                  ------------
                                                                                             1997                 1996
                                                                                           ------               ------
Assets
Due from banks and interest-bearing balances with subsidiary bank                        $ 2,356,267        $   3,794,594
Investment in subsidiary bank                                                              8,595,752            7,195,748
Loans                                                                                      2,034,278            2,195,030
Less: Allowance for loan losses                                                              (25,000)             (25,000)
                                                                                          -----------           ---------
   Loans, net                                                                              2,009,278            2,170,030
Dividend receivable from subsidiary bank                                                          --                  --
Other assets                                                                                 559,919              151,023
                                                                                           ---------         ------------

    Total assets                                                                          $13,521,216         $13,311,395
                                                                                          ===========         ===========

Liabilities and Stockholders' Equity
Liabilities:
  Other liabilities                                                                      $   491,478         $    171,198
Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 5,000,000 shares;  issued
    1,655,906 shares in 1997 and 1,654,712 in 1996;
    outstanding 1,651,226 shares in 1997 and 1,650,032 shares in 1996                         16,559               16,547
  Additional paid-in capital                                                              12,187,657           12,172,435
  Retained earnings                                                                        1,029,989            1,157,716
                                                                                         ------------         -----------
                                                                                          13,234,205           13,346,698
  Less:  Employee Stock Ownership Plan shares, 20,086 shares in 1997 and
     20,319 shares in 1996,  at cost                                                        (175,757)            (177,791)
  Less:  Treasury Stock, 4,680 shares at cost                                                (28,710)             (28,710)
                                                                                           ----------       -------------
    Total stockholders' equity                                                            13,029,738           13,140,197
                                                                                          -----------         -----------
    Total liabilities and stockholders' equity                                           $13,521,216          $13,311,395
                                                                                         ============         ===========

                       Condensed Statements of Operations

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                         1997              1996             1995
                                                                        ------            ------           ------
Income
  Dividends from subsidiary bank                                $         --            $ 307,425        $ 213,633
  Interest earned on balances with subsidiary bank                      110,920           115,427            4,906
  Interest on loans                                                     233,800            27,218               --
  Management fees earned from subsidiary bank                               --                  --             444
                                                                 --------------          ---------         -------
    Total income                                                        344,720           450,070          218,983

Expenses
  Salaries and benefits                                                   6,203             6,500              --
  Professional fees                                                   1,043,450            44,009          125,569
  Provision for loan losses                                                --              25,000              --
  Other                                                                 431,327           176,863           75,046
                                                                      ---------          ---------         -------
    Total expenses                                                    1,480,980           252,372          200,615
                                                                     ----------           --------         -------
      Income(loss) before taxes and equity
        in undistributed net income of subsidiary                    (1,136,260)          197,698           18,368
Applicable income tax benefit                                           447,693           104,730          300,993
                                                                     -----------          --------        --------
      Income (loss) before  equity
        in undistributed net income of subsidiary                      (688,567)          302,428          319,361
Equity in undistributed net income of subsidiary                      1,030,394           824,877          639,537
                                                                     -----------          --------       ---------

      Net income                                                      $ 341,827         $1,127,305        $958,898
                                                                      ==========        ==========        ========

                       Condensed Statements of Cash Flows

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                        1997              1996              1995
                                                                      ------            ------            ------
Operating Activities
Net income                                                       $   341,827       $ 1,127,305        $ 958,898
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Equity in undistributed net income of subsidiary              (1,030,394)         (824,877)        (639,537)
    Provision for loan losses                                             --            25,000               --
    KSOP compensation expense paid in stock                            6,203                --               --
    Dividends declared from subsidiary bank not received                  --                --          (71,211)
    Other, net                                                        73,888           (10,643)         (97,910)
                                                                   ---------           --------      -----------
       Net cash provided (used) by operating activities             (608,476)          316,785          150,240

Investing Activities
Proceeds from maturity of securities available for sale                   --                --               --
Net decrease (increase) in lines of credit                           848,339        (1,010,546)              --
Loans originated                                                  (2,394,500)       (1,242,500)              --
Principal collected on loans                                       1,706,913            58,016               --
                                                                  -----------          --------     -----------
       Net cash provided (used) by investing activities              160,752        (2,195,030)              --

Financing Activities
Proceeds from issuance of common stock, net                            9,767         6,018,928              --
Loan to Employee Stock Ownership Plan                                     --          (218,750)             --
Contribution of capital to subsidiary                               (350,000)              --               --
Cash dividends paid to stockholders                                 (650,370)         (376,136)         (71,211)
                                                                    ---------         ---------        --------
    Net cash provided (used) by financing activities                (990,603)        5,424,042          (71,211)
                                                                   ----------         ---------        ---------

       Increase (decrease) in cash and cash equivalents           (1,438,327)        3,545,797            79,029
       Cash and cash equivalents at beginning of year              3,794,594           248,797           169,768
                                                                  -----------          --------        ---------
Cash and cash equivalents at end of year                         $ 2,356,267      $ 3, 794,594       $   248,797
                                                                 ============     =============      ===========

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

    The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well-capitalized," "adequately capitalized," "undercapitalized," "significantly under- capitalized" and "critically undercapitalized." Institutions categorized as "undercapitalized" or below are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator or by the FDIC, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

    To be considered "well-capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. At December 31, 1997 and 1996, both the Company and the Bank were considered "well-capitalized." The table below presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at December 31, 1997. The Company and the Bank are considered "well-capitalized" under regulatory guidelines.

                                                                                                    Minimum
                                                             Company                 Bank           Capital
                                                       Amount    Ratio     Amount    Ratio        Requirements
                                                       ------    -----     ------    -----        ------------
                                                                (Dollars in thousands)

    Leverage ratio 1                                 $ 13,044  11.09%     $ 8,610    7.49%            4.00%
    Tier 1 risk-based ratio 2                          13,044  13.76        8,610    9.37             4.00
    Total risk-based ratio 2                           14,186  14.97        9,727   10.59             8.00

----------
    1   Based on annual average assets
    2   Based on risk-adjusted assets


15. Employee Benefits

    The Company has adopted a Nonqualified Stock Option Plan for certain officers and key employees and has reserved 90,000 shares of common stock for options to be granted under the plan. No options have been granted to date.

    On January 23, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. The options vest beginning in 1996 at an annual rate of 20% at the end of each year and become fully vested in the event of a Change in Control, as defined in the Directors Plan, or in the event that the Director leaves the Board. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 16,416 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $6.74 for directors and $7.93 for employees. As of December 31, 1997, 1,194 options have been exercised under these plans.

    On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. The options granted under both the 1996 Directors Plan and the 1996 Employee Plan vest beginning in 1997 at an annual rate of 33.3% at the end of each year and become fully vested in the event of a Change in Control, as defined in the 1996 Directors Plan and the 1996 Employee Plan. Options under both plans expire not later than ten years after the date of grant. Options for a total of 22,113 shares of common stock are available for grant under the above Plans. Options totaling 20,608 were granted in 1996 at a price of $9.13 for directors and $10.74 for employees. Options totaling 1,505 were granted in 1997 at prices ranging from $11.71 to $11.83 for employees. No options have been exercised under these plans.

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

    The Company accounts for its stock option plans under APB Opinion No. 25. In accordance with APB Opinion No. 25, no compensation expense has been recorded for the Employee Plan and the 1996 Employee Plan and compensation expense of approximately $24,000 and $19,000 in 1997 and 1996, respectively, has been recorded for the Directors Plan, the 1996 Directors Plan and the options granted to the President and Chief Executive Officer, which is an amount equal to the difference between the quoted market price of the stock at the date of grant and the amount the employee/director is required to pay, ratably over the options' vesting periods.

    Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123) the Company's net income and basic earnings per share for 1997 and 1996 would have been $354,000 and $.22 per share and $1,105,000 and $.92 per share, respectively. Diluted earnings per share for 1997 and 1996 would have been $.21 per share and $.91 per share, respectively.

    A summary of the status of the Company's four stock option plans and the one out-of-plan stock option grant at December 31, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                                                                    1997
                                                         --------------------------------------------------------------
                                                           Directors Plans and
                                                                 CEO Grants                      Employee Plans
                                                                 ----------                      --------------
                                                                          Wtd Avg                             Wtd Avg
                                                          Shares         Ex Price                Shares      Ex Price
                                                          ------         --------                ------      --------
    Outstanding at beginning of year                      89,349          $  6.95               22,675       $   9.50
    Granted                                                  --               --                 1,505          11.75
    Exercised                                                --               --                (1,194)          7.93
    Forfeited/Expired                                        --               --
    Outstanding at end of year                            89,349             6.95               22,986           9.73
    Exercisable at end of year                            35,212             6.92               14,191           9.08
    Weighted average fair value of options granted           --              n/a                 $2.12           n/a

                                                                                     1996
                                                          --------------------------------------------------------------
                                                             Directors Plans and
                                                                   CEO Grants                      Employee Plans
                                                                   ----------                      --------------
                                                                          Wtd Avg                             Wtd Avg
                                                          Shares         Ex Price                Shares      Ex Price
                                                          ------         --------                ------      --------
    Outstanding at beginning of year                         --         $     --                    --      $     --
    Granted                                               89,349             6.95                22,675          9.50
    Exercised                                                --               --                    --            --
    Forfeited/Expired                                        --               --                    --            --
    Outstanding at end of year                            89,349             6.95                22,675          9.50
    Exercisable at end of year                            16,286             6.74                 9,987          7.93
    Weighted average fair value of options granted      $    .43             n/a               $   2.19          n/a

    At December 31, 1997, options granted under the Directors Plan and the 1996 Directors Plan and under the Non-Qualified Stock Option Agreement between the Company and the President and Chief Executive Officer have exercise prices between $6.74 and $9.13, with a weighted average exercise price of $6.95 and a weighted average remaining contractual life of 8.1 years. Of these options, 35,212 are exercisable. At December 31, 1997, options granted under the Employee Plan and the 1996 Employee Plan have exercise prices between $7.93 and $11.83, with a weighted average exercise price of $9.73 and a weighted average remaining contractual life of 8.5 years. Of these options, 14,191 are exercisable.

    The fair value of each option grant is estimated on the date of grant using a Black-Scholes-based option pricing model with the following weighted average assumptions used for grants in 1996: risk-free interest rate of 5.81%; expected dividend yields of 5.04%; expected lives of 10 years; and expected volatility of 50%. The following weighted average assumptions are used for grants in 1997: risk-free interest rate of 5.94%; expected dividend yields of 3.48%; expected lives of 1.3 years; and expected volatility of 30%.

    On April 16, 1996, the Company and the Bank adopted an employee stock ownership plan ("ESOP") with 401(k) provisions, replacing the Bank's former 401(k) Plan, which covered all full-time employees 21 years of age or older who had completed one year of service. Participants may elect to contribute to the ESOP a portion of their salary, which may not be less than 1% nor more than 15%, of their annual salary (up to $9,500 for 1997 and 1996). In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Employee contributions and the employer's matching contributions immediately vest. The initial employer's discretionary contribution was immediately vested. All future employer's discretionary contributions are vested as follows: 33 and 1/3% for one year of service; 66 and 2/3% for two years of service; and 100% for three years of service; however, an employee's vested percentage will not be less than their vested percentage under the former 401(k) Plan.

    The Company made matching contributions to the Plan of $41,000, $23,000 and $34,000 in 1997, 1996 and 1995, respectively. These amounts are included in salaries and employee benefits in the accompanying consolidated statements of operations. In 1996, the Company made an additional discretionary contribution of 4,681 shares of Company stock, at a fair market value of $55,000 on December 31, 1996, from the 25,000 shares purchased by the ESOP to all eligible employees. This amount is included in salaries and benefits for 1996 in the accompanying consolidated statements of operations. In accordance with the terms of the ESOP, dividends paid on all shares previously  allocated to the  participants'  accounts  are  allocated to the participants' accounts and are reflected as dividends declared in the accompanying consolidated statement of changes in stockholders' equity. Dividends paid on all remaining unallocated shares owned by the ESOP are also allocated to the participants' accounts and are included in salaries and benefits for 1997 in the accompanying consolidated statement of operations. As of December 31, 1997, 4,426 shares were allocated to participants' accounts, 488 shares were committed to be released and the remaining 20,086 shares are unearned ESOP shares held in suspense. Dividends paid on allocated shares may be paid to participants or used to repay the ESOP loan, with an equivalent number of shares allocated to participants' accounts. Dividends on unallocated shares are expected to be used to repay the ESOP loan with the equivalent number of shares allocated to participants' accounts. The participating employee has certain put rights in the event that the common stock distributed cannot be readily sold. Only shares which are allocated or committed to be released are considered for purposes of computing earnings per share. The fair value of the unearned ESOP shares at December 31, 1997 and 1996 is $281,000 and $239,000, respectively.


16. Other Operating Expense

    Other operating expense for 1997, 1996 and 1995 is summarized as follows:

                                               1997         1996         1995
                                               ----         ----         ----

    Courier service and bank security       $ 157,116   $  169,207   $  149,689
    Stationery and office supplies            159,638       97,602       75,585
    Printing                                  152,189       39,632       36,744
    Advertising                                97,534       85,572       14,616
    FDIC insurance premiums                    10,271        2,363       84,607
    Other                                     792,598      514,722      419,759
                                            ---------     --------   ----------

         Total other operating expense    $ 1,369,346    $ 909,098    $ 781,000
                                          ===========    =========    =========

    Other operating expenses for 1997 include approximately $222,000 in costs written-off in connection with the Ballston Bancorp, Inc. acquisition, which was not approved by shareholders at the Company's Special Meeting of Shareholders on December 31, 1997. Total costs incurred in connection with this failed acquisition were $1,213,000, inclusive of the $222,000 reported above.

    The Company has engaged in transactions in the ordinary course of business with some of its directors, officers, principal stockholders and their associates. Management believes that all such transactions are made on the same terms as those prevailing at the time with other persons. The Company expensed $0, $5,000 and $15,000 during 1997, 1996 and 1995, respectively, to such related parties in connection with public relations activities. The Company expensed $0, $9,000 and $17,000 to such related parties for legal services during 1997, 1996 and 1995, respectively.


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


18.  Fair Value of Financial Instruments

    During 1995, the Company adopted SFAS No. 107, which requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate their fair value. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are estimates at a specific point in time and are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values would not necessarily be realized in an immediate sale or settlement of the instrument. The disclosure requirements of SFAS No. 107 exclude certain financial instruments and all nonfinancial instruments. The estimated fair values presented do not give effect to the values associated with the Company's banking business, existing customer relationships, branch network, property or equipment. Also, under SFAS No. 107, the fair value of noninterest bearing demand deposits, savings and NOW accounts and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. Accordingly, the aggregate fair value amounts presented do not represent management's estimation of the underlying value of the Company.

The following are the estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 followed by a general description of the methods and assumptions used to estimate such fair values.


                                                                     1997                               1996
                                                      -----------------------------------------------------------------
                                                          Carrying        Estimated         Carrying        Estimated
                                                            Amount        Value               Amount        Value
                                                            ------        -----               ------        -----
    Financial assets
         Cash and due from banks                      $ 7,654,347      $ 7,654,347       $ 9,785,132       $ 9,785,132
         Short-term investments                         8,231,000        8,231,000         5,579,000         5,579,000
         Securities available for sale                 20,452,799       20,452,799        11,205,282        11,205,282
         Investment securities                          7,508,850        7,532,256        11,640,813        11,679,607
         Loans                                         85,313,591                         73,013,413
         Less: Allowance for loan losses               (1,141,719)                        (1,048,487)
                                                       -----------                        -----------
             Net loans                                 84,171,872       83,233,356        71,964,926        72,097,490

    Financial liabilities
         Noninterest-bearing deposits                  27,184,087       27,184,087        23,678,374        23,678,374
         Interest-bearing deposits
           with no stated maturity                     38,749,327       38,749,327        38,952,758        38,952,758
         Time deposits                                 46,327,982       46,383,831        32,523,608        32,463,709
         Short-term borrowings                          3,489,263        3,489,263         1,916,689         1,916,689
         Long-term borrowings/debt                      1,085,936        1,138,688         1,138,815         1,137,349

    The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         Cash and due from banks. The carrying amounts reported in the balance sheet approximate fair value due to the short-term nature of these assets.

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

         Commitments to extend credit and letters of credit. At December 31, 1997 and 1996, the Company had commitments to extend credit of
         $21,440,000  and  $20,490,000  and  letters of credit of  $692,000  and
         $1,806,000, respectively. Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, compensating balance and other covenant requirements. Non-credit card commitments generally have fixed expiration dates, are variable rate and contain termination and other clauses which provide for relief from funding in the event that there is a significant deterioration in the credit quality of the customer. Many loan commitments are expected to, and typically do, expire without being drawn upon. At December 31, 1997 and 1996, approximately 78% and 84%, respectively, of the Company's commitments to lend expire within one year or are otherwise cancelable. The rates and terms of the Company's commitments to lend and letters of credit are competitive with others in the markets in which the Company operates. Carrying amounts which are comprised of the unamortized fee income and, where necessary, reserves for any expected credit losses from these financial instruments, are immaterial.

19.      Subsequent Events

         Litigation
         On December 12, 1997, the Company commenced an action against three directors, Marshall Reynolds, Jeanne Hubbard and Robert Shell, Jr., and certain other shareholders, in United States District Court for the District of Columbia seeking relief in various counts to enjoin the defendants from voting their shares at the shareholders meeting scheduled to vote on the acquisition of Ballston Bancorp, and for other relief. That complaint, in various counts, alleged that the defendants had violated federal securities laws by inter alia, failing to file a complete and accurate Schedule 13D, and soliciting of shareholder proxies unlawfully by failing to file proxy solicitation material with the Securities and Exchange Commission. The complaint also alleged that the director defendants breached their fiduciary duties by opposing the acquisition after they had voted for it and caused the Company to enter into a binding definitive agreement with Ballston Bancorp, Inc.. On December 16, 1997, the District Court denied the Company's motion for a preliminary injunction and, as described elsewhere, a majority of the shareholders voted against the acquisition. Subsequently, on January 23, 1998, the Company filed an amended complaint against the same defendants, and joined Ferris, Baker, Watts, Inc., an investment banking firm, alleging that it also participated in an unlawful solicitation of proxies. That complaint seeks damages of not less than $10 million. The defendants have not answered the complaint. An answer is due on April 6, 1998. It is believed that the defendants will deny the allegations. The defendants may choose to assert counterclaims against the Company and/or its other directors. There is currently no asserted claim against the Company, therefore no accrual for any costs or potential loss has been accrued. The action was authorized by a unanimous vote of a Special Committee of the Board of Directors consisting of the seven directors not named as defendant directors. The consent solicitation filed by directors Reynolds, Hubbard and Shell on March 11, 1998 and referred to below, discloses that a principal purpose of the solicitation and reorganization of the board is to cause the Company to drop the lawsuit. The consent solicitation discloses that the director defendants have a conflict of interest in taking such action.

         Change of Control
         On March 11, 1998, Mr. Reynolds, his wife and two other director/stockholders, Jeanne D. Hubbard and Robert L. Shell, Jr., filed a preliminary consent solicitation statement with the Securities and Exchange Commission, relating to their proposed solicitation of consents for the removal of four directors and the election of four new directors to fill the vacancies created by the removal of the four directors. The Reynolds Group also filed another amendment to Schedule

         13D on March 11, 1998 relating to the efforts to effect the change in the membership of the Board of Directors of the Company. As of March 31, 1998, the status of the consent solicitation is unknown to present management.

         Severance Agreements and Establishment of Grantor Trust
         On February 25, 1998, the Board of Directors of the Company approved the Company and the Bank each establishing a grantor trust with a third party trustee for the purpose of funding the severance agreements with seven key management officials and for other amounts payable to the President and Chief Executive Officer in connection with the termination of their employment following a change of control. The trusts are irrevocable for one year.

         In February 1998, the severance benefits payable under the severance agreements with the seven key management officials increased to $590,000 as a result of normal salary increases.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

    Managing interest rate risk is fundamental to the financial services industry. The Company's policies are designed to manage the inherently different maturity and repricing characteristics of the loan and deposit portfolios to achieve a desired interest sensitivity position and to limit exposure to interest rate risk. By using a combination of on-and off- balance sheet financial instruments, the Company manages interest rate sensitivity while optimizing interest income within the constraints of prudent capital adequacy and liquidity needs. Principal maturities and repricing profiles are monitored through static gap analysis and future operating results are simulated through computer modeling.

    The management of interest rate sensitivity includes monitoring the maturities and repricing opportunities of interest earning assets and interest bearing liabilities. The Company's interest rate sensitivity analysis as of December 31, 1997 is included in the Interest Sensitivity Management section of Management's Discussion and Analysis in the Company's Annual Report to Stockholders. A rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. Interest earning assets and interest bearing liabilities have been distributed based on their repricing opportunities. The maturities of certain investments and deposits have been adjusted based on projected prepayment patterns, historical relationships to changes in market interest rates, or call dates of securities in light of current market interest rates. Although rate sensitivity gaps constantly change as funds are acquired and invested, the Company's positive gap of $13,412 at one year or less as of December 31, 1997, was approximately 13.43% of total interest earning assets within one year.

    The Company utilizes a simulation model to measure and evaluate the impact of changing interest rates on net interest income. The simulation techniques involve changes in interest rate relationships, prepayment options inherent in financial instruments and directional changes in prevailing interest rates. The table below illustrates the projected change in the Company's net interest income during the next twelve months if all market rates were to uniformly increase or decrease by 2.00% compared to the results of a flat rate environment. These projections, based upon the Company's balance sheet as of December 31, 1997, were prepared using modeling techniques and assumptions which were then used for asset/liability management purposes.

                                                       Increase (Decrease)
                                                       -------------------
Change in interest rates from current level          2.00%           (2.00)%
-------------------------------------------          -----           -------

    Change in net interest income                    2.66%           (2.46)%

    The table indicates that if rates were to increase or decrease by 2.00%, net interest income would be expected to increase by 2.66% or decrease by 2.46%, respectively, compared to a flat rate environment. This narrow projected exposure to interest rate risk is consistent with management's desire to limit the sensitivity of net interest income to changes in interest rates in order to reduce risk to earnings and capital. This model is based solely on uniform changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or the shape of the Treasury yield curve.

    The Company has not entered into any derivative interest rate contracts.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    A change in accountants was previously reported in the Company's definitive proxy statement filed on September 5, 1996, pursuant to Item 304(a) of Regulation S-B. No disclosure is required under paragraph (b) of Item 304.

                                    PART III


    The information called for by Items 9, 10, 11 and 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by the Form 10-KSB.


Item 9.      Directors and Executive Officers of the Registrant.

Item 10.     Executive Compensation.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

Item 12.     Certain Relationships and Related Transactions.

Item 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)      Exhibits

Exhibit
Number           Description of Exhibit

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

  10.1           Non-qualified Stock Option Plan, as amended (6)

  10.2           Employee Incentive Stock Option Plan and Agreement (7)

  10.3           Directors Stock Option Plan and Agreement (8)

  10.4           Non-Qualified Stock Option Agreement (9)

  10.5           1996 Employee Incentive Stock Option Plan and Agreement (10)

  10.6           1996 Directors Stock Option Plan and Agreement (11)

  10.7 Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions, dated February 18, 1997 (12)

  10.7.1 Second amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions

  10.8 Employment Agreement dated February 20, 1996 between the Company, the Bank and Barbara Davis Blum, as amended on March 29, 1996 (13)

   10.8.1 Amendment dated March 5, 1998 to Employment Agreement dated February 20, 1996 between the Company, the Bank and Barbara Davis Blum, as amended on March 29, 1996

  10.9 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee for Account Number p99904 and The Adams National Bank (14)

  10.10 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee for Account Number p99904 and The Adams National Bank (15)

  10.11 Lease Agreement dated April 21, 1988 between Union Station Joint Venture, Ltd. and The Adams National Bank (16)

  10.12 Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (17)

  10.13 Amendment dated December 20, 1993 to Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (18)

  10.14 Lease Agreement dated December 20, 1993 between Union Station Joint Venture, Ltd., and The Adams National Bank (19)

  10.15 Sublease Agreement dated September 1, 1981, as amended September 1, 1984, between 2909 M Associates and The Adams National Bank (20)

  10.16 Lease Agreement dated March 6, 1996 between 1604 17th Street Limited Partners and The Adams National Bank (21)

  10.17 Lease Agreement dated January 8, 1997 between Riverdale International, Inc. and The Adams National Bank (22)

  10.18 Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank (23)

  10.18.1 Amendment to Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank

  10.19 Special Program Financial Services Agreement dated December 30, 1993 between IBAA Bancard, Inc. and The Adams National Bank (24)

  10.20 Deposit Insurance Transfer and Asset Purchase Agreement dated as of May 1, 1992 by and among the Federal Deposit Insurance Corporation as Receiver of Metropolitan Bank, N.A., the Federal Deposit Insurance Corporation and The Adams National Bank (25)

  10.21 Asset Pool Proposal Form and the Asset Pool Sale Agreement dated as of July 6, 1993 by and among the Federal Deposit Insurance Corporation as Receiver of City National Bank, the Federal Deposit Insurance Corporation and The Adams National Bank (26)

  10.22 Severance Agreement between the Bank and Alexander Beltran dated as of April 7, 1994, as amended March 5, 1998

  10.23 Severance Agreement between the Bank and Devin Blum dated as of April 7, 1994, as amended March 5, 1998

  10.24 Severance Agreement between the Bank and Joyce R. Hertz dated as of April 7, 1994, as amended March 5, 1998

  10.25 Severance Agreement between the Bank and Kimberly J. Levine dated as of April 7, 1994, as amended March 5, 1998

  10.26 Severance Agreement between the Bank and Melrose Nathan dated as of April 7, 1994, as amended March 5, 1998

  10.27 Severance Agreement between the Bank and Bijan Partovi dated as of April 7, 1994, as amended March 5, 1998

  10.28 Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (27)

  10.29 Employment Agreement between the Bank and Kate Walsh Carr dated as of January 21, 1997, as amended March 5, 1998

  10.30          Grantor Trust of Abigail Adams National Bancorp, Inc. dated
                 March 4, 1998

  10.31          Grantor Trust of The Adams National Bank dated March 4, 1998

  21             Subsidiaries of the Registrant (28)

  23             Consent of KPMG Peat Marwick, LLP

  23.1           Consent of Arthur Andersen, LLP

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

(7) Incorporated by reference to Exhibit 10.2.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(8) Incorporated by reference to Exhibit 10.2.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(9) Incorporated by reference to Exhibit 10.2.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10) Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(11) Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(12) Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(13) Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(14) Incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(15) Incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(16) Incorporated by reference to Exhibit 10(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988.

(17) Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(18) Incorporated by reference to Exhibit 10.7.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(19) Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(20) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(21) Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(23) Incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(24) Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(25)           Incorporated   by  reference  to  Exhibit  10  of  the  Company's
               Quarterly  Report on Form  10-Q for the  quarter  ended  June 30,
               1992.

(26)           Incorporated   by  reference  to  Exhibit  10  of  the  Company's
               Quarterly  Report on Form  10-Q for the  quarter  ended  June 30,
               1993.

(27)           Incorporated   by  reference  to  Exhibit  5  of  the   Company's
               Registration Statement on Form 8-A/A, dated April 21, 1995.

(28) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.


   (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

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


                                   ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                   ------------------------------------
                                   Registrant


Date:  March 30, 1998                  By:      /s/ Barbara Davis Blum
                                                ----------------------
                                                 Barbara Davis Blum
                                                 Chairwoman of the Board,
                                                 President and
                                                 Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                                Title                                     Date
       ---------                                -----                                     ----



/s/ Barbara Davis Blum                Chairwoman of the Board, President              March 30, 1998
-----------------------------         and Chief Executive Officer
Barbara Davis Blum
    (Principal Executive Officer)


/s/ Shireen L. Dodson                 Director                                        March 30, 1998
-----------------------------
Shireen Dodson


/s/ Susan Hager                       Director                                        March 30, 1998
------------------------------
Susan Hager


------------------------------        Director                                        March __, 1998
Jeanne Hubbard


/s/ Clarence L. James, Jr.            Director                                        March 30, 1998
---------------------------
Clarence L. James, Jr.







 /s/ Steve Protulis                   Director                                        March 30, 1998
------------------------------
Steve Protulis


------------------------------         Director                                        March __, 1998
Marshall T. Reynolds


-------------------------------        Director                                        March __, 1998
Robert L. Shell, Jr.


/s/ Dana Stebbins                     Director                                        March 31, 1998
--------------------------------
Dana Stebbins


/s/ Susan J. Williams                 Director                                        March 30, 1998
--------------------------------
Susan J. Williams


/s/ Kimberly J. Levine                Senior Vice President,                          March 30, 1998
-------------------------------       Treasurer and Chief Financial
Kimberly J. Levine                    Officer
    (Principal Financial
    and Accounting Officer)


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

10.1           Non-qualified Stock Option Plan, as amended (6)

10.2           Employee Incentive Stock Option Plan and Agreement (7)

10.3           Directors Stock Option Plan and Agreement (8)

10.4           Non-Qualified Stock Option Agreement (9)

10.5           1996 Employee Incentive Stock Option Plan and Agreement (10)

10.6           1996 Directors Stock Option Plan and Agreement (11)

10.7 Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions, dated February 18, 1997 (12)

10.7.1 Second amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions

10.8 Employment Agreement dated February 20, 1996 between the Company, the Bank and Barbara Davis Blum, as amended on March 29, 1996
               (13)

10.8.1 Amendment dated March 5, 1998 to Employment Agreement dated February 20, 1996 between the Company, the Bank and Barbara Davis Blum, as amended on March 29, 1996

10.9 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee for Account Number p99904 and The Adams National Bank (14)

10.10 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee for Account Number p99904 and The Adams National Bank (15)

10.11 Lease Agreement dated April 21, 1988 between Union Station Joint Venture, Ltd. and The Adams National Bank (16)

10.12 Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (17)

10.13 Amendment dated December 20, 1993 to Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (18)

10.14 Lease Agreement dated December 20, 1993 between Union Station Joint Venture, Ltd., and The Adams National Bank (19)

10.15 Sublease Agreement dated September 1, 1981, as amended September 1, 1984, between 2909 M Associates and The Adams National Bank
               (20)

10.16 Lease Agreement dated March 6, 1996 between 1604 17th Street Limited Partners and The Adams National Bank (21)

10.17          Lease   Agreement   dated  January  8,  1997  between   Riverdale
               International, Inc. and The Adams National Bank (22)

10.18 Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank (23)

10.18.1        Amendment  to  Agreement  for  Information   Technology  Services
               between  Electronic  Data  Systems   Corporation  and  The  Adams
               National Bank

10.19 Special Program Financial Services Agreement dated December 30, 1993 between IBAA Bancard, Inc. and The Adams National Bank (24)

10.20 Deposit Insurance Transfer and Asset Purchase Agreement dated as of May 1, 1992 by and among the Federal Deposit Insurance Corporation as Receiver of Metropolitan Bank, N.A., the Federal Deposit Insurance Corporation and The Adams National Bank (25)

10.21 Asset Pool Proposal Form and the Asset Pool Sale Agreement dated as of July 6, 1993 by and among the Federal Deposit Insurance Corporation as Receiver of City National Bank, the Federal Deposit Insurance Corporation and The Adams National Bank (26)

10.22 Severance Agreement between the Bank and Alexander Beltran dated as of April 7, 1994, as amended March 5, 1998

10.23 Severance Agreement between the Bank and Devin Blum dated as of April 7, 1994, as amended March 5, 1998

10.24 Severance Agreement between the Bank and Joyce R. Hertz dated as of April 7, 1994, as amended March 5, 1998

10.25 Severance Agreement between the Bank and Kimberly J. Levine dated as of April 7, 1994, as amended March 5, 1998

10.26 Severance Agreement between the Bank and Melrose Nathan dated as of April 7, 1994, as amended March 5, 1998

10.27 Severance Agreement between the Bank and Bijan Partovi dated as of April 7, 1994, as amended March 5, 1998

10.28          Agreement,  dated April 20, 1995 between the Company and Marshall
               T. Reynolds (27)

10.29 Employment Agreement between the Bank and Kate Walsh Carr dated as of January 21, 1997, as amended March 5, 1998

10.30          Grantor Trust of Abigail Adams National Bancorp, Inc. dated
               March 4, 1998

10.31          Grantor Trust of The Adams National Bank dated March 4, 1998

21             Subsidiaries of the Registrant (28)

23             Consent of KPMG Peat Marwick, LLP

23.1           Consent of Arthur Andersen, LLP

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

(7) Incorporated by reference to Exhibit 10.2.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(8) Incorporated by reference to Exhibit 10.2.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(9) Incorporated by reference to Exhibit 10.2.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10) Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(11) Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(12) Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(13) Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(14) Incorporated by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(15) Incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(16) Incorporated by reference to Exhibit 10(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988.

(17) Incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(18) Incorporated by reference to Exhibit 10.7.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(19) Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(20) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(21) Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(23) Incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(24) Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(25)           Incorporated   by  reference  to  Exhibit  10  of  the  Company's
               Quarterly  Report on Form  10-Q for the  quarter  ended  June 30,
               1992.

(26)           Incorporated   by  reference  to  Exhibit  10  of  the  Company's
               Quarterly  Report on Form  10-Q for the  quarter  ended  June 30,
               1993.

(27)           Incorporated   by  reference  to  Exhibit  5  of  the   Company's
               Registration Statement on Form 8-A/A, dated April 21, 1995.

(28) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.