Form 10KSB/A
period 1997-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1998-04-30
CIK 356809

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year $10,807,000
                                                             ---------------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 16, 1998.

                                   $15,659,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 1998.

                 1,651,226 shares of Common Stock,Par Value $.01

       Transitional Small Business Disclosure Format (Check one) Yes   No X
                                                                    --    --

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.



PART III

Item 9.   Directors and Executive Officers of the Registrant............. Page 1
Item 10.  Executive Compensation......................................... Page 4
Item 11.  Security Ownership of Certain Beneficial Owners and Management..Page 9
Item 12.  Certain Relationships and Related Transactions................ Page 11

Signatures.............................................................. Page 12

         The Registrant hereby amends the following items of Part III of its Form 10-KSB for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998:


                                    PART III

Item 9.           Directors and Executive Officers of the Registrant.


         The current directors of the Company as of March 31, 1998, are as follows:

Name                      Age     Position with the Company      Director Since
----                      ---     -------------------------      --------------
Barbara Davis Blum         57     Chairwoman of the Board,           1986
                                  President and Chief
                                  Executive Officer

Shireen L. Dodson          46     Director                           1993

Susan Hager                53     Director                           1992

Jeanne D. Hubbard          49     Director                           1995

Clarence L. James, Jr.     64     Director                           1993

Steve Protulis             56     Director                           1996

Marshall T. Reynolds       60     Director                           1995

Robert L. Shell, Jr.       53     Director                           1995

Dana B. Stebbins           51     Director                           1993

Susan J. Williams          57     Director                           1995

         Barbara Davis Blum has served as Chairwoman of the Board of the Company and the Bank since March 1986, President and Chief Executive Officer of the
Company since 1985 and President and Chief Executive Officer of the Bank since 1983. She is also a director of the Washington Area Water and Sewer Authority. She serves as Chairwoman of the Economic Development Finance Corporation, a quasi-public economic development corporation for the benefit of District of Columbia businesses; Chairwoman, Center for Policy Alternatives, a national nonprofit organization; and a Director of Kaiser Permanente Health Care of the Mid-Atlantic States. She is a director of the Greater Washington Board of Trade; a Trustee of the Federal City Council; a member of the National Advisory Council of the U.S. Small Business Administration; Senior Advisor, Commercial Real Estate Women; and a Director of the Institute of American Indian Art, a Presidential appointment requiring Senate confirmation. She was a founder of Leadership Washington in 1985 and served as its Chairwoman in 1987. She also served as 1995 and 1996 Greater Washington Area, United States Savings Bonds Chairwoman. From 1981 to 1983, she served as President of Direction International, an environmental consulting firm, and from 1977 to 1981 she served as the Deputy Administrator of the U.S. Environmental Protection Agency.

         Shireen   L.   Dodson  has  served  as  the   Assistant   Director   of
Administration and Planning for the Center for African American History and Culture (formerly called the National African American Museum Project) of the

Smithsonian Institution since 1993. From 1985 to 1992, she served as Comptroller of the Smithsonian Institution. She also served as a Commissioner of the District of Columbia Minority Business Opportunity Commission from 1989 to 1992. She has been President of the Coalition of 100 Black Women of D.C., Inc. and currently serves on the Advisory Committee of that organization. She is also a member of the Women's Advisory Board, Girl Scout Council of the National Capital. She is Treasurer of the Washington D.C. Chamber of Commerce and has been a Director of the Company since 1993 and a Director of the Bank since February 1992.

         Susan Hager has been the President of Hager Sharp, Inc., an issues oriented communications firm, since 1973. She is also a Director of the Greater Washington Board of Trade, Chairwoman of the Board of the Lab School of Washington, a member of the National Advisory Council of the U.S. Small Business Administration and a Trustee of the Federal City Council. She served as President of National Small Business United, a national small business trade association, and Chairwoman of the U.S. Department of the Treasury's Small Business Advisory Council. She was a founder of the National Association of Women Business Owners (NAWBO). She has been a Director of the Company and the Bank since June 1992.

         Jeanne D. Hubbard has been Executive Vice President and Senior Lending Officer of First Sentry Bank, Huntington, West Virginia since 1996. She served as a consultant to First Guaranty Bank, Hammond, Louisiana since 1993 and previously served as an executive officer of First Guaranty Bank during 1996. From 1980 to 1993, Ms. Hubbard held a variety of officer positions, including Vice President and Senior Commercial Lender and Chairwoman of the Loan Committee and Asset/Liability Committee, with First Bank of Ceredo, Ceredo, West Virginia. She served as President of the C-K Rotary Club and Chairwoman of the Citizens Advisory Committee of the United Way in Huntington, West Virginia. She has been a Director of the Company and the Bank since October 1995.

         Clarence L. James, Jr. is recently retired from the Executive Leadership Council, an association of the top national African American business leaders, where he served as Executive Director from 1996 to 1998 and an ex-officio member of the Board since 1994. From 1995 to 1996, he was a partner with the law firm of Manatt, Phelps & Phillips, LLP. From 1983 to 1995, he served as President and Chief Operating Officer of The Keefe Company, a government relations and public affairs firm. From 1981 to 1983, he was Vice President of Domestic Affairs and General Counsel of The Keefe Company. Since 1990, he has also served as Chairman of the Board of Douglas James Securities, Incorporated, a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. From 1977 to 1981, he served as Commissioner and Chairman of the Copyright Royalty Tribunal, a Presidential appointment. From 1971 to 1977, he was Managing Partner of James, Moore, Douglas & Co., LPA, a corporate, tax and land development law practice. He has been a Director of the Company and the Bank since February 1993.

         Steve Protulis is the Executive Director of the National Council of Senior Citizens ("NCSC"), a position he has held since August 1995. From 1988 to 1995, he coordinated senior efforts for the AFL-CIO COPE Department, and was the national coordinator for various related support groups. Mr. Protulis has two decades of experience working with the United Auto Workers and various legislative efforts. He has been an executive board member of NCSC since 1984, a member of the board of the Congressional Hispanic Caucus Institute since 1991, and an executive board member of the National Council on Aging since 1994. He has been a director of the Company since October 1996 and a Director of the Bank since September 1995.

         Marshall T. Reynolds is the Chairman of the Board, President and Chief Executive Officer of Champion Industries, Inc., a holding company for commercial printing and office products companies, a position he has held since 1992. He became Chairman of the Board of Premier Financial Bancorp, Georgetown, Kentucky in the first quarter of 1996 and Chairman of the Board of First Guaranty Bank, Hammond, Louisiana during the second quarter. He became Chairman of the Board of Broughton Dairy during the fourth quarter of 1996. From 1964 to 1993, Mr. Reynolds was President and Manager of The Harrah and Reynolds Corporation (predecessor to Champion Industries, Inc.). From 1983 to 1993, he was Chairman of the Board of Banc One, West Virginia

Corporation (formerly Key Centurion Bancshares, Inc.). He has served as Chairman of United Way of the River Cities, Inc. and Boys and Girls Clubs of Huntington. He has been a Director of the Company and the Bank since November 1995.

         Robert L. Shell, Jr., is the Chairman and Chief Executive Officer of Guyan International, a privately held holding company for manufacturing and service companies, a position he has held since 1985. Mr. Shell is also the Chairman of Standard Leasing Co. and Permco Hydraulik AG. He was formerly the Chairman of Carolina Hose and Hydraulics. He has been a director of First Guaranty Bank, Hammond, Louisiana since 1993 and a director of First State Bank of Sarasota since February 1994. He was formerly the Chairman of the Marshall Artists Series, a member of the Huntington Boys and Girls Club, the Cabell Huntington Hospital Foundation and the West Virginia Foundation for Independent Colleges. He has been a Director of the Company and the Bank since October 1995.

         Dana B. Stebbins is a partner in Wilkes, Artis, Hedrick & Lane, a law firm located in Washington, D.C., where she has practiced since 1989. From 1983 to 1989, she was Special Counsel for Klimek, Kolodney & Casale, P.C. From 1981 to 1983, she was Special Counsel for the U.S. House of Representatives Committee on Small Business. From 1980 to 1982, she was Special Assistant to the Associate Administrator of the U.S. Small Business Administration. From 1978 to 1980, she was the Special Assistant and White House Liaison to the Chairman of the Commodity Futures Trading Commission. From 1977 to 1978, she was Advisor to the White House Office of Domestic and Urban Policy. She is the immediate Past President of the Washington, D.C. Chamber of Commerce, a Trustee of the Federal City Council and is on the Board of the Greater Washington Boys and Girls Clubs, as well as the Lab School of Washington. She has been a Director of the Company and the Bank since March 1993.

         Susan J. Williams is the President of Bracy Williams & Company, a government and public affairs consulting firm, a position she has held since 1982. In 1986, she was a representative on the Southern Growth Policies Board for the State of Virginia. From 1979 to 1981, Ms. Williams served as Assistant Secretary for Governmental Affairs of the U.S. Department of Transportation and from 1977 to 1979 she was Deputy Assistant Secretary for Governmental and Public Affairs for that agency. She is the Chairwoman of the Greater Washington Board of Trade, having previously served as Secretary. She is also a Director of the Henry L. Stimson Center and the American Institute for Public Service. She has been a Director of the Company since October 1995 and a Director of the Bank since September 1994.

         The Company's executive officers as of March 31, 1998, are as follows:

                                                                     Executive
                                                                      Officer
Name                    Age    Position with the Company               Since
----                    ---    -------------------------               -----
Barbara Davis Blum       57    Chairwoman of the Board, President       1986
                               and Chief Executive Officer

Kimberly J. Levine       41    Senior Vice President, Treasurer         1988
                               and Chief Financial Officer

Kathleen Walsh Carr      51    Senior Vice President, Lending*          1997

----------
* This position is held with the Bank.

     Information regarding Ms. Blum appears on page 1 of this Amendment to Form 10-KSB.

     Kimberly J. Levine, CPA, has been Senior Vice President and Treasurer of the Company and the Bank since 1988. From 1984 to 1987, she was Vice President and Controller of First American Bank, N.A. From 1979 to 1984, she was Assistant Vice President of Suburban Bank in various accounting and reporting positions. From

1977 to 1979, she was a Senior Accountant with Arthur Andersen & Co. She formerly served as a member of the Corporate Reporting Task Force, a combination public and private sector task force designed to address District of Columbia government tax issues and has been an instructor for the American Institute of Banking. She also serves as a trustee and a member of the Finance Committee of the Levine School of Music, a nonprofit community music school. Ms. Levine holds a Bachelor of Economics from the Wharton School of Business of the University of Pennsylvania.

         Kathleen Walsh Carr has been Senior Vice President and Chief Lender of the Bank since February 1997. From 1986 to 1997, she was Senior Vice President of Commercial Lending and subsequently Private Banking and from 1980 to 1986, she was Vice President of Commercial Lending with NationsBank. From 1972 to 1979, she held various management positions with National Bank of Washington. She serves as a director of Jubilee Jobs and the Poor Roberts Foundation. Ms. Carr holds a Bachelor of Arts degree from Marquette University.


Section 16(a) Beneficial Ownership Reporting Compliance

         The Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required.



Item 10.                       Executive Compensation.

         The executive officers of the Company receive cash compensation from the Bank in connection with their positions as executive officers of the Bank. The Company generally does not separately compensate its executive officers.

         The following table shows the cash compensation paid by the Bank and the Company during the fiscal years ended December 31, 1997, 1996 and 1995 to the Chief Executive Officer and the Chief Financial Officer, who are the only executive officers of the Company and the Bank whose cash compensation exceeded $100,000, for services rendered during the year:

                           Summary Compensation Table

                                                                           Long Term
                                                                         Compensation
                                               Annual Compensation           Awards               All
                                                              Bonus/      Securities             Other
                                       Year     Salary        Other    Underlying Options   Compensation (1)
                                       ----     ------        -----    ------------------  ----------------
Barbara Davis Blum,                    1997     $194,413  $       0          --               $   5,994
 Chairwoman of the Board, President    1996      194,413          0       81,694 (2)             11,635
 and Chief Executive Officer of the    1995      185,155          0           --                  5,555
 Company and  the Bank

Kimberly J. Levine,                    1997     $118,333  $       0           --              $   4,223
 Senior Vice President and             1996      108,167      5,000        2,749 (3)              7,993
 Chief Financial Officer               1995       98,500          0           --                  2,960


(1) Represents the Bank's matching contribution of cash under the 401(k) Plan (now Employee Stock Ownership Plan with 401(k) Provisions) for the accounts of Barbara Davis Blum and Kimberly J. Levine. Other than stock granted in lieu of dividends paid on both previously granted shares and unallocated shares, no discretionary contributions of Company stock were made under the 401(k) Plan during 1997. Ms. Blum received certain perquisites but the cost of providing such perquisites did not exceed the lesser of $50,000 or 10% of her salary.

(2) Represents options to purchase shares granted under the Directors Stock Option Plans, the Employee Incentive Stock Option Plans and the Nonqualified Stock Option Agreement between Ms. Blum and the Company. See Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values table below.

(3) Represents options to purchase shares granted under the Employee Incentive Stock Option Plans. See Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values table below.


   Aggregated Option Exercises in Last Fiscal year and Year-End Option Values

                                                                Number of Securities       Value(1) of Unexercised
                               Shares                          Underlying Unexercised        In-the-Money Options
                              Acquired          Value           Options at Year End              At Year-End
Name                         on Exercise       Realized       Exercisable/Unexercisable   Exercisable/Unexercisable
----                         -----------       --------       -------------------------   -------------------------
Barbara Davis Blum               --              --              33,804                   $238,469
                                                                                47,890                 $339,173

Kimberly J. Levine               --              --               1,724                    $ 9,026

                                                                                 1,025                   $3,341

(1)     Based on December 31, 1997 price of $14.00 per share.


Employment Agreement

     On February 20, 1996, the Company and the Bank entered into an employment agreement with Barbara Davis Blum providing for the employment by the Company and the Bank of Ms. Blum as Chairwoman, President and Chief Executive Officer of the Company and the Bank through February 20, 1998. The agreement shall automatically be extended for an additional two-year period unless, six months prior to the expiration date, the Boards of Directors of the Company and the Bank determine in a duly adopted resolution that the agreement should not be extended and so notify Ms. Blum. No such notice was given. Under the terms of the employment agreement, which was amended on March 29, 1996 and March 5, 1998, Ms. Blum is entitled to receive a base salary for 1997 of $194,413, all benefits provided by any plan available by the Bank to its employees, certain executive fringe benefits and annual or other bonuses at the sole discretion of the Company's and the Bank's Boards. As of the date of this amendment, no annual increases or bonuses have been granted to Ms. Blum.

         Ms. Blum also was granted a nonqualified stock option (the "Option") to purchase 75,000 shares of the Company's Common Stock. The Option vests beginning in 1996 at an annual rate of 20% at the end of each year and is exercisable for a period of 10 years from the date of grant at an exercise price equal to $6.74 per share, which is 85% of the fair market value of the Company's Common Stock on the date of grant. The Option shall become fully vested in the event of a "Change in Control" (as defined in the employment agreement) or in the event Ms. Blum's employment should terminate for any reason, and remain exercisable for a period of two years. Ms. Blum was granted certain registration rights in connection with the shares subject to the Option, including "piggyback" rights for registration at the Company's expense, and one "demand" right for registration at the Company's expense, each subject to certain limitations. On February 27, 1998, these options were registered.

         The employment agreement provides that, in the event Ms. Blum shall resign with 60 days notification, she shall be entitled to receive a cash payment equal to the current year's salary then in effect. In addition, the agreement provides that in the event of Ms. Blum's death, disability, termination without just cause or termination without her written consent and for a reason other than just cause, or if she is asked to resign, as a condition to, in preparation for or otherwise in connection with or within 12 months after any Change in Control, or upon the occurrence of certain other events in connection with a Change in Control, she shall be entitled to receive a cash payment equal to two times her base salary (in semi-monthly payments in the event of disability) and the acceleration of the unvested portion of any stock options. In addition, she shall be included to the full extent eligible in all plans providing benefits, including group life insurance, disability insurance and pension programs for executive employees of the Company during the term of the employment agreement and for two years following her disability or termination without just cause or one year following her voluntary termination. The change in control benefits are estimated to have an aggregate value of approximately $728,000 at March 31, 1998.


Non-Qualified Stock Option Plan

         No options have been granted to date under the Company's Non-Qualified Stock Option Plan (the "Plan"). A total of 90,000 shares of the Company's Common Stock are authorized for issuance under the Plan, in which officers of the Company and the Bank who have been employed for at least one year are eligible to participate. The option exercise price of any options granted under the Plan will equal 100% of the book value of the shares as of the date of grant. Any options granted under the Plan will become exercisable on a cumulative basis at a rate of 25% per year during the period of four years after the grant; provided, however, that the first 25% will not become exercisable until the expiration of six months after the date of grant.


Employee Incentive Stock Option Plan

         On January 23, 1996, the Board of Directors of the Company approved a qualified Employee Incentive Stock Option Plan (the "Employee Plan"). A total of 9,987 shares of the Company's Common Stock are authorized for issuance under the Employee Plan, in which key employees of the Company and the Bank are eligible to participate. On January 23, 1996, all such options were granted at an exercise price of 100% of fair market value at the date of grant, or $7.93. Options granted under the Employee Plan are immediately exercisable and expire not later than ten years following the date of grant.


1996 Employee Incentive Stock Option Plan

         On November 19, 1996, the Board of Directors of the Company approved a qualified 1996 Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). A total of 14,193 shares of the Company's Common Stock are authorized for issuance under the 1996 Employee Plan, in which key employees of the Company and the Bank are eligible to participate. On November 19, 1996, 12,688 options were granted at an exercise price of 100% of fair market value, or $10.74. On January 21, 1997, 1,000 options were granted at an exercise price of 100% of fair market value, or $11.71. On February 18, 1997, 505 options were granted at an exercise price of 100% of fair market value, or $11.83. Options granted under the 1996 Employee Plan vest beginning in 1997 at an annual rate ranging from 33.33% to 100% at the end of each year and become fully vested in the event of a Change in Control, as defined in the 1996 Employee Plan. Options under the 1996 Employee Plan expire not later than ten years after the date of grant.

Directors Stock Option Plan

         On January 23, 1996, the Board of Directors of the Company approved a nonqualified Directors Stock Option Plan (the "Directors Plan"). A total of 6,429 shares of the Company's Common Stock are authorized for issuance under the Directors Plan, in which all directors of the Company and the Bank in 1995 are eligible to participate based upon the total months of 1995 Board service. On January 23, 1996, all such options were granted at an exercise price of 85% of fair market value at the date of grant, or $6.74. Options granted under the Directors Plan vest beginning in 1996 at an annual rate of 20% at the end of each year and expire at the earlier of ten years following the date of grant or two years after leaving the Board. However, in the event of death or disability, options expire one year after leaving the Board. The options shall become fully vested in the event of a "Change in Control" (as defined in the Directors Plan) or in the event the director leaves the Board.


1996 Directors Stock Option Plan

         On November 19, 1996, the Board of Directors of the Company approved a nonqualified Directors Stock Option Plan (the "1996 Directors Plan"). A total of 7,920 shares of the Company's Common Stock are authorized for issuance under the Employee Plan, in which all directors of the Company and the Bank are eligible to participate based upon the total months of 1996 Board service . On November 19, 1996, all such options were granted at an exercise price of 85% of fair market value, or $9.13. Options granted under the 1996 Directors Plan vest beginning in 1997 at an annual rate of 33.33% at the end of each year and expire at the earlier of ten years following the date of grant or immediately upon leaving the Board. However, in the event of death or disability, options expire two years after leaving the Board. The options shall become fully vested in the event of a "Change in Control" (as defined in the 1996 Directors Plan).


Employee Stock Ownership Plan with 401(k) Provisions

         On April 16, 1996, the Company's and the Bank's Boards of Directors adopted an employee stock ownership plan with 401(k) provisions ("ESOP"). The ESOP was amended effective as of January 1, 1996 to modify certain vesting provisions. The ESOP replaced the Bank's former 401(k) Plan. Employees of the Bank who are at least 21 years of age and who have completed one year of service are eligible to participate. The Company has submitted an application to the Internal Revenue Service for a letter of determination as to the tax-qualified status of the ESOP. Although no assurances can be given, the Company expects the ESOP to receive a favorable letter of determination. The ESOP may be amended or terminated at any time by the Bank. The ESOP is to be funded by contributions made by the Bank in cash or shares of the Company's Common Stock. On July 17, 1996, the ESOP borrowed $218,750 in funds from the Company which was an amount sufficient to purchase 25,000 shares of Common Stock. This loan is secured by the shares of Common Stock purchased and earnings thereon. Shares purchased with such loan proceeds will be held in a suspense account for allocation, as the loan is repaid, among participants who are eligible to share in the Bank's contribution for the year. Dividends paid on allocated shares may be paid to participants or used to repay the ESOP loan. Dividends on unallocated shares are expected to be used to repay the ESOP loan.

         Participants may elect to contribute a percentage of their salary, which amount may not be less than 1% nor more than 15% of the participant's annual salary up to $9,500 for 1997. In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage of the amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Contributions by the Bank and shares released from the suspense account will be allocated among participants on the basis of their annual wages subject to federal income tax withholding, plus amounts withheld under certain qualified plans. Each participant is immediately vested in his or her contributions, the Bank's matching contributions and the Bank's initial discretionary contribution made during 1996. Each participant will begin to vest in his or her interest in the Bank's future discretionary contributions to the ESOP after one year of service and will be fully vested upon three years of service. Benefits are payable upon a participant's retirement, death, disability, or separation from service, in a single lump-sum payment or in installments. Distributions at retirement will be in the form of cash or shares of Common Stock or both. In addition, the participant or beneficiary has certain put rights in the event that the Common Stock distributed cannot be readily sold.

         The Trustee of the ESOP will vote all shares of Common Stock held by it as a part of the ESOP assets, provided that a participant or beneficiary will be entitled to direct the Trustee as to the manner in which voting rights are to be exercised, with respect to shares of Common Stock allocated to the participant, in connection with certain corporate transactions as described in the ESOP.

         The Company made matching cash contributions to the ESOP of $41,000 in 1997. No additional discretionary contributions were made during 1997.

Directors' Compensation

      During 1997, each director of the Company received $250 for each meeting of the Board of Directors, $200 for each Executive Committee meeting and $100 for all other committee meetings attended by such director. Each director participated in the nonqualified Directors Stock Option Plan and the 1996 Directors Stock Option Plan based upon their total months of 1995 and 1996 Board service, respectively. No options were granted to directors during 1997.


Severance Agreements

         On April 7, 1994, the Board of Directors of the Bank approved severance arrangements for six key management officers. These arrangements were incorporated into Severance Agreements, dated as of April 7, 1994.
 On January 21, 1997, the Board of Directors of the Bank approved an additional severance arrangement for a key management officer (the "Severance Agreements") effective February 10, 1997. Such arrangements were amended and restated as of March 5, 1998.

         The Severance Agreements provide that, in the event of a "Change in Control" (as defined in the Severance Agreements), the officers will be entitled to resign from the Bank within the one year period following a Change in Control and if the Change of Control has not been approved by a majority of the "Continuing Directors" then in office (as defined in the Severance Agreements) the Executive shall receive a lump sum payment equal to one year's full base salary at the rate applicable to the officer in effect immediately prior to the Change in Control. In addition, an officer will be entitled to receive such severance payment in the event the officer is asked to resign or the officer's employment with the Bank is "Terminated" (as defined in the Severance Agreements) as a condition to, in preparation for or otherwise in connection with a Change of Control, or within the one year period following a Change in Control. These benefits are estimated to have an aggregate value of approximately $590,000 as of March 31, 1998 based on current salary levels. Any severance payment payable under the Severance Agreements will be reduced to the extent that any such payment constitutes an "Excess Parachute Payment" as such term is defined in the Internal Revenue Code of 1986, as amended. The Severance Agreements are binding on the Bank and its successors.


Rabbi Trusts

     The Bank has established an irrevocable grantor trust, as of March 5, 1998, in order to fund its severance payment obligations under the Severance Agreements and under the Employment Agreement with Ms. Blum. The

Bank has deposited $1,023,816 in such trust. The Company also has established an irrevocable grantor trust, as of March 5, 1998, in order to fund the portion of the severance payment obligations under the Employment Agreement with Ms. Blum which are allocable to the Company. The Company has deposited $108,450 in such trust. The trusts do not increase benefits available to the officers. Interest earned on trust investments accrues to the Bank and the Company, respectively. To the extent that an officer acquires the right to receive severance benefits, such right will be no greater than the right of any unsecured creditor of the Bank or the Company, respectively. The trusts are effective for one year and are subject to continuation at the option of the Board of Directors of the Bank and the Company, respectively.


Item 11.        Security Ownership of Certain Beneficial Owners and Management.

         The table on the following page sets forth information as of March 31, 1998, relating to the beneficial ownership of the Common Stock by (i) each person or group known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the Company's directors; and (iii) all directors and executive officers of the Company as a group. Unless otherwise noted below, the persons named in the table have sole voting and sole investment powers with respect to each of the shares reported as beneficially owned by such person.

                                                  Beneficial                  Percent of
                                                   Ownership                     Class
Name and Address                                   of Shares                     Owned
----------------                                 --------------                 --------
Shirley A. Reynolds..............................345,525  (1)(2)                   20.9%
1130 13th Avenue
Huntington, West Virginia 25701

Barbara W. Beymer.................................39,000  (1)                       2.4%
214 North Boulevard West
Huntington, West Virginia 25701

Deborah P. Wright.................................81,000  (1)(3)                    4.9%
1517 Diederich Boulevard
Flatwoods, Kentucky 41139

Barbara Davis Blum................................37,166  (4)                       2.2%

Kimberly J. Levine.................................2,695  (5)                       *

Shireen L. Dodson....................................931  (6) (7)                   *

Susan Hager . . . . ...............................2,197  (6) (7)                   *

Jeanne D. Hubbard..................................4,856  (1) (7) (8)               *

Clarence L. James, Jr................................931  (6) (8)                   *

Steve Protulis . . ................................2,902  (7) (9)                   *

Marshall T. Reynolds.............................225,820  (1) (2) (7) (10)         13.7%

Robert L. Shell, Jr...............................66,356  (1) (7) (8) (11) (12)     4.0%



Dana B. Stebbins.....................................931  (6) (7)                     *

Susan J. Williams..................................2,197  (6) (7)                     *

All directors and executive officers as a group
 (12 persons). . . ..............................588,012  (13)                      34.8%


----------
* Less than 1%

(1) Based upon Amendment No. 1 to Schedule 13D dated July 21, 1995, Marshall T. Reynolds, Shirley A. Reynolds, Robert L. Shell, Jr., Robert H. Beymer, Barbara W. Beymer, Thomas W. Wright, Deborah P. Wright and Jeanne D. Hubbard acquired 609,114 outstanding shares of the Company. Amendment No. 2 to Schedule 13D dated March 5, 1996 evidences the disposition of a total of 45,000 shares by Marshall T. Reynolds and Robert L. Shell, Jr. An additional 13,881 shares were acquired by Mr. and Mrs. Reynolds, jointly, in a tender offer which was completed on September 15, 1995. Amendment No. 3 to Schedule 13D dated December 30, 1997 evidences the disposition of a total of 42,000 shares by Ms. Beymer.

(2) Marshall T. Reynolds and Shirley A. Reynolds share voting and dispositive power with respect to 195,495 shares owned jointly. An additional 30,000 shares are held by a dependent child.

(3) Thomas W. Wright and Deborah P. Wright share voting and dispositive power with respect to 21,000 shares owned jointly.

(4) Includes options to purchase 2,268 shares granted to Ms. Blum under the Employee Incentive Stock Option Plan, options to purchase 905 shares granted under the 1996 Employee Incentive Stock Option Plan, options to purchase 30,000 shares granted to Ms. Blum under the Nonqualified Stock Option Agreement between the Company and the President and Chief Executive Officer, options to purchase 367 shares granted to Ms. Blum under the Directors Stock Option Plan, options to purchase 264 shares granted under the 1996 Directors Stock Option Plan and 506 shares granted to Ms. Blum under the Bank's Employee Stock Ownership Plan with 401(k) Provisions (including stock granted in lieu of dividends paid on previously granted shares and excluding stock granted in lieu of dividends paid on unallocated shares). See EXECUTIVE COMPENSATION, Employment Agreement, Employee Incentive Stock Option Plan, 1996 Employee Incentive Stock Option Plan, Directors Stock Option Plan, 1996 Directors Stock Option Plan and Employee Stock Ownership Plan with 401(k) Provisions.

(5) Includes options to purchase 1,212 shares granted to Ms. Levine under the Employee Incentive Stock Option Plan, options to purchase 512 shares granted under the 1996 Employee Incentive Stock Option Plan and 371 shares granted to Ms. Levine under the Bank's Employee Stock Ownership Plan with 401(k) Provisions (including stock granted in lieu of dividends paid on previously granted shares and excluding stock granted in lieu of dividends paid on unallocated shares). See EXECUTIVE COMPENSATION, Employee Incentive Stock Option Plan and Employee Stock Ownership Plan with 401(k) Provisions.

(6) Includes options to purchase 367 shares granted to Ms. Dodson, Ms. Hager, Mr. James, Ms. Stebbins, and Ms. Williams under the Directors Stock Option Plan. See EXECUTIVE COMPENSATION, Directors Stock Option Plan.

(7) Includes options to purchase 264 shares granted to each director under the 1996 Directors Stock Option Plan.

(8)  Includes options to purchase 92 shares granted to Ms. Hubbard and Mr. Shell
     under  the  Directors  Stock  Option  Plan.  See  EXECUTIVE   COMPENSATION,
     Directors Stock Option Plan.

(9) Includes options to purchase 122 shares granted to Mr. Protulis under the Directors Stock Option Plan. See EXECUTIVE COMPENSATION, Directors Stock Option Plan.

(10) Includes options to purchase 61 shares granted to Mr. Reynolds under the Directors Stock Option Plan. See EXECUTIVE COMPENSATION, Directors Stock Option Plan.

(11) Mr. Shell's shares include 6,000 shares transferred by gift to his wife.

(12) Robert L. Shell, Jr. shares voting and dispositive power with respect to 20,000 shares owned jointly with his wife, Lena Ji Shell.

(13) Includes options to purchase 41,106 shares granted to all directors and executive officers as a group and 877 shares granted under the Bank's ESOP to all executive officers as a group.


Item 12.          Certain Relationships and Related Transactions.

Banking Transactions

  The Bank has had, and it is expected that it will have in the future, banking transactions in the ordinary course of business with the Company's directors, officers and their associates on substantially the same terms, including interest rates, collateral and payment terms on extensions of credit, as those prevailing at the same time for comparable transactions with others. In the opinion of Management these transactions did not in 1997 involve more than a normal risk of collectibility or present other unfavorable features.

  As of March 31, 1998, the aggregate principal amount of indebtedness to the Bank owed by officers and directors of the Company and their associates on that date was approximately $180,000. The highest aggregate principal amount owed during 1997 by all officers and directors of the Company and their associates who were indebted to the Bank during the year was approximately $440,000.


Other Transactions

  The Company has engaged in transactions in the ordinary course of business with some of its directors, officers, principal stockholders and their associates. Management believes that all such transactions are made on the same terms as those prevailing at the time with other persons. During 1995 and 1996, the Company engaged Hager Sharp, Inc., of which Susan Hager, a director of the Company, is President, to provide public relations services. For the fiscal year ended December 31, 1997 and 1996, the Company paid Hager Sharp, Inc. $0 and $5,000, respectively, for such services.

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


                                    ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                    ------------------------------------
                                             Registrant


Date: April 28, 1998                   By:            /s/ Barbara Davis Blum
                                                      ----------------------
                                                      Barbara Davis Blum
                                                      Chairwoman of the Board,
                                                      President and
                                                      Chief Executive Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                             Title                                     Date
       ---------                             -----                                     ----



/s/ Barbara Davis Blum             Chairwoman of the Board, President              April 28, 1998
-----------------------------
Barbara Davis Blum                 and Chief Executive Officer
                                   (Principal Executive Officer)


/s/ Shireen L. Dodson              Director                                        April 29, 1998
-----------------------------
Shireen Dodson


/s/ Susan Hager                    Director                                        April 29, 1998
-----------------------------
Susan Hager


                                   Director                                        April __, 1998
-----------------------------
Jeanne Hubbard


/s/ Clarence L. James, Jr.         Director                                        April 28, 1998
---------------------------
Clarence L. James, Jr.


-----------------------------
Steve Protulis                     Director                                        April __, 1998


                                   Director                                        April __, 1998
-----------------------------
Marshall T. Reynolds


                                   Director                                        April __, 1998
-----------------------------
Robert L. Shell, Jr.


/s/ Dana Stebbins                  Director                                        April 29, 1998
-----------------------------
Dana Stebbins


/s/ Susan J. Williams              Director                                        April 29, 1998
-----------------------------
Susan J. Williams


/s/ Kimberly J. Levine             Senior Vice President,                          April 29, 1998
------------------------------
Kimberly J. Levine                 Treasurer and Chief Financial
                                   Officer (Principal Financial
                                   and Accounting Officer)
