Form 10QSB
period 1998-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1998-05-15
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998
                              --------------------------



| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________to_____________

         Commission file number   0-10971
                                ------------

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
              --    --
         State the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 1998:

             1,665,158 shares of Common Stock, Par Value $0.01/share

Transitional Small Business Disclosure Format (check one):    Yes      No    X
                                                                 ----      -----

                                     PART I.

--------------------------------------------------------------------------------

Item 1 - Financial Statements

--------------------------------------------------------------------------------

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  March 31, 1998 and 1997 and December 31, 1997

                                                                                      March 31,        March 31,        Dec 31,
                                                                                        1998              1997           1997
                                                                                   --------------    --------------   ----------
Assets                                                                                (Unaudited)      (Unaudited)
Cash and due from banks                                                            $   8,771,647    $   6,292,403     $ 7,654,347
Short-term investments:
  Federal funds sold                                                                  10,175,000        7,875,000       6,450,000
  Interest-bearing deposits in other banks                                             1,880,000        1,479,000       1,781,000
                                                                                      -----------       ----------   ------------
    Total short-term investments                                                      12,055,000        9,354,000       8,231,000

Restricted interest-bearing deposits in other banks                                    1,132,266              --              --
Securities available for sale                                                         16,747,565       10,069,844      20,452,799
Investment securities (market value of $6,058,118,  $10,510,704,  and $7,532,256 at March 31,1998, March 31, 1997 and
  December 31, 1997, respectively)                                                     6,063,852       10,522,526       7,508,850

Loans (net of deferred fees and unearned discounts)                                   82,483,660       78,632,100      85,313,591
  Less:  Allowance for loan losses                                                    (1,138,257)      (1,094,952)     (1,141,719)
                                                                                      -----------      -----------     -----------

      Loans, net                                                                      81,345,403       77,537,148      84,171,872
                                                                                      -----------      -----------     ----------

Bank premises and equipment, net                                                       1,291,436          865,669       1,252,413
Other assets                                                                           1,850,289        1,377,446       1,967,733
                                                                                    -------------    -------------     ----------
      Total assets                                                                 $ 129,257,458    $ 116,019,036   $ 131,239,014
                                                                                   ==============   ==============  =============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Demand deposits                                                                 $ 30,422,028     $ 27,926,140    $ 27,184,087
    NOW accounts                                                                      10,721,978        7,345,828       9,880,968
    Money market accounts                                                             24,443,852       20,160,965      26,969,638
    Savings accounts                                                                   2,156,873        1,594,957       1,898,721
    Certificates of deposit of $100,000 or greater                                    23,085,404       21,414,578      25,255,095
    Certificates of deposit less than $100,000                                        19,008,902       19,102,010      21,072,887
                                                                                     ------------    -------------     ----------

      Total deposits                                                                 109,839,037       97,544,478     112,261,396
                                                                                     ------------    -------------    -----------

  Short-term borrowings                                                                4,288,796        2,904,217       3,489,263
  Long-term borrowings/debt                                                            1,067,168        1,121,742       1,085,936
  Other liabilities                                                                      734,532        1,219,238       1,372,681
                                                                                   --------------   --------------      ---------
      Total liabilities                                                              115,929,533      102,789,675     118,209,276
                                                                                     ------------     ------------    -----------

Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 5,000,000 shares;  issued
     1,660,915  at March 31, 1998 and  1,655,906  at March 31, 1997 and December
     31, 1997; outstanding 1,656,235 shares at March 31,
    1998, 1,651,226 shares at March 31, 1997 and December 31, 1997                        16,609           16,559          16,559
  Surplus                                                                             12,230,824       12,182,300      12,187,657
  Retained earnings                                                                    1,309,085        1,277,587       1,044,369
                                                                                    -------------    -------------    -----------
                                                                                      13,556,518       13,476,446      13,248,585
  Less:  Employee Stock Ownership Plan shares, 20,086 shares at
     March 31,1998, 20,278 shares at March 31, 1997 and 20,086
     shares at December 31, 1997, at cost                                               (175,757)        (177,433)       (175,757)
  Less:  Treasury stock, 4,680 shares at cost                                            (28,710)         (28,710)        (28,710)
  Less:  Unrealized loss on securities, net of taxes                                     (24,126)         (40,942)        (14,380)
                                                                                      -----------   --------------     -----------

      Total stockholders' equity                                                      13,327,925       13,229,361      13,029,738
                                                                                      -----------     ------------     ----------
      Total liabilities and stockholders' equity                                   $ 129,257,458    $ 116,019,036   $ 131,239,014
                                                                                   ==============   ==============  =============

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                       1998               1997
                                                                                     ------             ------
Interest income
  Interest and fees on loans                                                       $ 2,124,451         $1,697,427
  Interest on securities available for sale:
    U.S. Treasury                                                                       14,201                 --
    Obligations of U.S. government agencies and corporations                           281,744            152,881
                                                                                     ----------          --------
        Total interest on securities available for sale                                295,945            152,881
  Interest and dividends on investment securities:
    U.S. Treasury                                                                       21,881             15,070
    Obligations of U.S. government agencies and corporations                            51,532            144,188
    Mortgage-backed securities                                                           4,014              4,797
    Obligations of states and municipalities                                             3,991              3,991
    Other securities                                                                     8,878             12,078
                                                                                      ---------          --------
        Total interest and dividends on investment securities                           90,296            180,124
  Interest on restricted interest-bearing deposits with other banks                      3,849               --
  Interest on short-term investments:
    Federal funds sold                                                                  97,206             51,961
    Deposits with other banks                                                           26,304             20,059
                                                                                      ---------        ----------
        Total interest on short-term investments                                       123,510             72,020
                                                                                    -----------        ----------
        Total interest income                                                         2,638,051         2,102,452
                                                                                      ---------        ----------
Interest expense
  Interest on deposits:
    NOW accounts                                                                        56,190             44,215
    Money market accounts                                                              280,673            250,664
    Savings accounts                                                                    12,935              9,628
    Certificates of deposit:
      $100,000 or greater                                                              301,997            233,693
      Less than $100,000                                                               322,145            214,634
                                                                                       --------          --------
        Total interest on deposits                                                     973,940            752,834
     Federal funds purchased and
       repurchase agreements                                                            41,785             33,791
     Interest on long-term borrowings/debt                                              18,467             20,001
                                                                                      ---------          --------
        Total interest expense                                                       1,034,192            806,626
                                                                                    -----------          --------
        Net interest income                                                          1,603,859          1,295,826
Benefit for loan losses                                                                (25,000)              --
                                                                                    -----------    ------------
         Net interest income after benefit for loan losses                           1,628,859          1,295,826

Other income
  Service charges on deposit accounts                                                  295,695            291,077
  Other income                                                                          15,392             11,593
                                                                                     ----------        ----------
        Total other income                                                             311,087            302,670
                                                                                     ----------         ---------
Other expense
  Salaries and employee benefits                                                       586,641            538,284
  Occupancy and equipment expense                                                      285,209            228,622
  Professional fees                                                                    183,238             64,633
  Data processing fees                                                                 118,699             97,389
  Other operating expense                                                              328,012            271,281
                                                                                    -----------       -----------
        Total other expense                                                          1,501,799          1,200,209
                                                                                    -----------        ----------
       Income before taxes                                                             438,147            398,287
Applicable income tax expense                                                          173,431            149,316
                                                                                    -----------        ----------

        Net income                                                                   $ 264,716         $  248,971
                                                                                     ==========        ==========
        Basic earnings per share                                                     $     .16        $       .15
                                                                                     ==========       ===========
        Diluted earnings per share                                                   $     .16        $       .14
                                                                                     ==========       ===========

       Weighted average number of shares used to compute EPS:
            Basic                                                                     1,631,643          1,630,165
                                                                                      =========          =========
            Diluted                                                                   1,678,453          1,671,100
                                                                                      =========          =========

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                      Employee
                                               Additional     Retained                Stock      Unrealized                  Compre-
                                     Common       Paid-in     Earnings    Treasury    Ownership   Loss on                    hensive
                                      Stock       Capital    (Deficit)       Stock      Plan     Securities       Total      Income
                                      -----       -------    ---------       -----      ----     ----------       -----      ------


Balance at January 1,1997      $    16,547   $12,172,435   $1,191,706  $  (28,710)  $ (177,791) $  (33,990)  $13,140,197
  Net income                           ---           ---      248,971         ---          ---         ---       248,971   $ 248,971
  Dividends declared                   ---           ---     (163,090)        ---          ---         ---      (163,090)
  Dividends on
     allocated shares of
     the Employee Stock
     Ownership Plan                    ---           110          ---         ---          358         ---           468
  Issuance of common
     stock under the
     Employee Incentive
     Stock Option Plan                  12         9,755          ---         ---          ---         ---         9,767
  Unrealized loss on
     securities, net of taxes          ---           ---          ---         ---          ---      (6,952)       (6,952)    (6,952)
                                                                                                                             -------
  Comprehensive income                                                                                                     $ 242,019
                              -------------------------------------------------------------------------------------------- =========

Balance at March 31, 1997       $   16,559   $12,182,300   $1,277,587  $  (28,710)  $ (177,433) $  (40,942)  $13,229,361
                                ===========  ===========   ==========  ===========  =========== ===========  ===========


Balance at January 1,1997       $   16,559   $12,187,657   $1,044,369  $  (28,710)  $ (175,757) $  (14,380)  $13,029,738
  Net income                           ---           ---      264,716         ---          ---         ---       264,716   $ 264,716
  Issuance of shares under
     Employee Incentive
     Stock Option Plan                  50        43,167          ---         ---          ---         ---        43,217
  Unrealized loss on
     securities, net of taxes          ---           ---          ---         ---          ---      (9,746)       (9,746)   (9,746)
                                                                                                                             ------
  Comprehensive income                                                                                                     $ 254,970
                             --------------------------------------------------------------------------------------------- =========
Balance at March 31, 1998       $    16,609   $12,230,824   $1,309,085 $  (28,710)  $ (175,757)  $ (24,126)   $13,327,925
                                ===========  ============   =========== ===========  ==========  ==========  ===========

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                               1998                       1997
                                                            ---------                  -------
Operating Activities
Net income                                                 $ 264,716                  $ 248,971
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Benefit for loan losses                                  (25,000)                        --
    Depreciation and amortization                            107,879                     68,169
    Accretion of loan discounts and fees                     (58,905)                   (23,429)
    Amortization and accretion of discounts and
      premiums on securities                                 (22,463)                   (58,989)
    Provision for deferred income taxes                       17,283                   (110,755)
    Increase in other assets                                 100,161                   (119,590)
    Increase in other liabilities                           (631,464)                   412,021
                                                            ---------               -----------

      Net cash provided by operating activities             (247,793)                   416,398
                                                            ---------               -----------

Investing Activities
Proceeds from repayment and maturity
  of investment securities                                 4,998,193                  1,150,000
Proceeds from maturity of securities
  available for sale                                       7,500,000                  2,675,000
Proceeds from repayment of mortgage-
  backed securities                                           12,185                     23,997
Purchase of investment securities                         (3,554,113)                   (48,000)
Purchase of securities available for sale                 (3,800,000)                (1,500,000)
Purchase of short-term investments                           (99,000)                        --
Purchase of restricted investments                        (1,132,266)                        --
Principal collected on loans                               8,695,087                  4,537,194
Loans originated                                          (6,327,698)                (8,831,355)
Net decrease in short-term loans                             219,492                    101,178
Net decrease (increase) in lines of credit                   323,493                 (1,355,811)
Purchase of bank premises and equipment                     (146,902)                   (93,787)
                                                          -----------               ------------

      Net cash provided (used) by investing activities     6,688,471                 (3,341,584)
                                                           ----------                -----------

Financing Activities
Net increase in transaction and savings deposits           1,811,316                 (5,603,242)
Proceeds from issuance of time deposits                   11,316,677                 17,273,769
Payments for maturing time deposits                       15,550,353)                (9,280,789)
Net increase in short-term borrowings                        799,533                    987,528
Payments on long-term debt                                   (18,768)                   (17,073)
Proceeds from issuance of common stock                        43,217                      9,767
Cash dividends paid to common stockholders                        --                   (162,503)
                                                          -----------              -------------

      Net cash provided (used) by financing activities    (1,598,378)                 3,207,457
                                                          -----------               -----------
      Increase in cash and cash equivalents                4,842,300                    282,271
      Cash and cash equivalents at beginning of year      14,104,347                 13,885,132
                                                          -----------                ----------

      Cash and cash equivalents at end of year            $18,946,647              $ 14,167,403
                                                          ===========              ============


               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997
                                   (Continued)
                                   (Unaudited)



Supplementary disclosures:

  Interest paid on deposits and borrowings                        $ 1,120,039            $       783,903
                                                                  ===========            ===============

  Income taxes paid                                               $       -              $             0
                                                                  ============           ===============

                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997



1.    General
      The unaudited information at and for the three months ended March 31, 1998 and 1997 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to amounts previously reported in 1997 to conform with the 1998 presentation.

2.    Contingent Liabilities
      In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

      Under the terms of an employment agreement with the President and Chief Executive Officer of the Company and the Bank, the Company is obligated to make payments to her under certain conditions, totaling approximately $389,000, in the event her employment is terminated. In addition, upon termination, certain unvested stock options granted to the President and Chief Executive Officer shall become immediately vested. Such unvested options are estimated to have an aggregate value of approximately $363,000 at March 31, 1998.

      Under the terms of severance agreements with seven key management officials of the Bank, the Bank is obligated to make payments totaling $594,000 under certain conditions in the event of a change in control of the Company or the Bank.

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

      The Company commenced an action against three directors and certain shareholders alleging, among other things, that the defendants had violated federal securities laws. (See Part II, Item 1 -

"Legal Proceedings.") On May 4, 1998, the Company discontinued this action by filing a Notice of Dismissal without prejudice.

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

      On January 23, 1996, the Company  adopted a nonqualified  Directors  Stock
Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. The options vest beginning in 1996 at an annual rate of 20% at the end of each year and become fully vested in the event of a Change in Control, as defined in the Directors
Plan, or in the event that the Director leaves the Board. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 16,416 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $6.74 for directors and $7.93 for employees. As of March 31, 1998, 4,959 options have been exercised under these plans.

      On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. The options granted under both the 1996 Directors Plan and the 1996 Employee Plan vest beginning in 1997 at an annual rate of 33.3% to 100% at the end of each year and become fully vested in the event of a Change in Control, as defined in the 1996 Directors Plan and the 1996 Employee Plan. Options under both plans expire not later than ten years after the date of grant. Options for a total of 22,113 shares of common stock are available for grant under the above Plans. Options totaling 20,608 were granted in 1996 at a price of $9.13 for directors and $10.74 for employees. Options totaling 1,505 were granted to employees in 1997 at prices ranging from $11.71 to $11.83. As of March 31, 1998, 1,244 options have been exercised under these plans.

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

      Compensation  expense  is  recognized  on the  Directors  Plan,  the  1996
Directors Plan and the options granted to the President and Chief Executive Officer in an amount equal to the difference between the quoted market price of the stock at the date of grant and the amount the employee/director is required to pay, ratably over their respective vesting periods.

      On April 16, 1996, the Company and the Bank adopted an employee stock ownership plan ("ESOP") with 401(k) provisions, replacing the Bank's former 401(k) Plan, which covered all full-time employees 21 years of age or older who have completed one year of service. Participants may elect to contribute to the ESOP a portion of their salary, which may not be less than 1% nor more than 15%, of their annual salary (up to $9,500 for 1998). In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Employee contributions and the employer's matching contributions immediately vest. The initial employer's discretionary contribution was immediately vested. All future employer's discretionary contributions are vested as follows: 33 and 1/3% for one year of service;

66 and 2/3% for two years of service; 100% for three years of service, however, an employee's vested percentage will not be less than their vested percentage under the former 401(k) Plan.

5.    Change in Accounting Principles
(a)   Earnings Per Share
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earning per share for entities with publicly held common stock or potential common stock. The objective of SFAS No. 128 is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the standards of other countries. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of SFAS No. 128 has not had a material impact on the Company.

      The increase in the average number of shares outstanding on a diluted basis as compared to basic results from the Company's stock options outstanding.

(b)   Disclosure of Information about Capital Structure
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No. 129 continues the existing requirements for companies to disclose the pertinent rights and privileges of all securities other than ordinary common stock, but expands the number of companies subject to portions of its requirements. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS No. 129 has not had a material impact on the Company.

(c)   Reporting Comprehensive Income
      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Company would include unrealized gains and losses on securities available for sale. Items identified as comprehensive income have been presented in the statement of changes in stockholders' equity, under separate captions. SFAS No. 130 is effective for the Company on January 1, 1998 including the restatement of prior periods reported consistent with this pronouncement. The implementation of SFAS No. 130 has not had a material impact on the Company.

(d)   Disclosures about Segments of an Enterprise and Related Information
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 requires the reporting of selected segment information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. The Company is required to disclose profit and loss, revenues and assets for each segment identified including reconciliations of these items to consolidated totals. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 is effective for the Company on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement, if practical. The Company does not anticipate any material impact from the implementation of SFAS No. 131.

(e) Employers' Disclosures about Pensions and Other Postretirement Benefits In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirement for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS No. 132 also eliminates certain disclosures which were required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 is effective for the Company on January 1, 1998. The implementation of SFAS No. 132 has not had a material impact on the Company.

--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
The following discussion should be read and reviewed in conjunction Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-KSB (File No. 0-10971) for the year ended December 31, 1997.

Overview
      Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $129,257,000 at March 31, 1998 as compared to $131,239,000 at
December 31, 1997. Total assets at March 31, 1998 decreased by $1,982,000 from December 31, 1997 predominantly due to decreases in loans of $2,830,000. See "Analysis of Loans." Total deposits decreased by $2,422,000 during the same period to $109,839,000 at March 31, 1998 due primarily to decreases in certificates of deposit of $100,000 or greater, partially offset by increases in demand deposit accounts. See "Deposits."

      The Company reported net income for the first three months of 1998 of $265,000, or $0.16 per share, a 6% increase over the $249,000, or $.14 per share for the comparable period in 1997. Income before taxes of $438,000 for the first three months of 1998 reflects a 10% increase over the comparable 1997 period. Increases in net interest income, partially offset by increases in operating expenses associated with the opening of a new branch in the fourth quarter of 1997 and professional fees, accounted for the growth in net income.

Analysis of Net Interest Income
      Net interest income, the most significant component of the Company's earnings, increased by $308,000, or 24%, to $1,604,000 for the first three months of 1998 as compared to $1,296,000 for the comparable 1997 period. Average earning assets for the first three months of 1998 of $120,188,000 increased by $20,299,000, or 20%, over the comparable 1997 period. The increase in net interest income resulted from increased earning assets, a 20% increase in average demand deposit accounts during the same period and the recovery of back interest and fees on one nonaccrual loan. The net interest spread for the first three months of 1998 of 4.14% and a net interest margin of 5.41% for the same period, reflected an increase of 34 basis points and 15 basis points, respectively, from the prior year.


Other Income
      Total other income increased by approximately $8,000, or 3%, to $311,000 for the first three months of 1998, primarily due to increased income recognized on ATM transactions.

Other Expense
      Salaries and benefits of $587,000 for the first three months of 1998 increased by $49,000, or 9%, over the first three months of 1997, due primarily to an increase in the number of employees attributable to the new branch and normal merit increases, and partially offset by decreases in the cost of employee benefits. Net occupancy expense of $285,000 for the first three months of 1998 reflects an increase of $56,000, or 24%, from one year earlier due both to the opening of the new branch in the last quarter of 1997 and additional depreciation expense associated with office renovations and technology investments. Professional fees of $183,000 for the first three months of 1998 increased by $118,000 from one year earlier due primarily to legal fees incurred in connection with the Company's lawsuit against three directors, partially offset by the reimbursement during 1998 of fees collected on one loan previously recorded as nonaccrual. Data processing expense of $119,000 for the first three months of 1998 increased by $22,000, or 23%, over the prior year due to the opening of the new branch as well as increased activity levels and item charges. Other operating expense of $328,000 for the first three months of 1998 reflects an increase of $57,000, or 21%, over the prior year due primarily to increases in advertising, public relations, travel and insurance costs, as well as increases in administrative and overhead expenses associated with opening the new branch.

      The Bank contracts with an outside firm to provide data processing and back-room operations. The enhanced resources provided by this firm, in conjunction with the Bank's internal data management system, enable the Bank to provide a high level of customer service while effectively managing its growth. The Bank has reviewed its data processing systems provided by its outside data processor, as well as computer applications which are used in-house to identify systems which could be affected by the "Year 2000" issue and has developed an approach to address the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the programs used by the Bank that have time- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major miscalculations or system failure. To date, representations have been received from the Bank's primary processing vendors that their systems already adequately address the Year 2000 issue or that plans have been developed to address the issue. However, the Year 2000 problem is pervasive and complex, and virtually every computer operation will be affected in some way. Consequently, no assurance can be given that unforeseen problems in the computer systems used by the Bank and its software maintained by third party providers, will not have a material impact on the Bank's ability to conduct business. The Bank's contract with its primary outside data processor was renewed in 1997 for one year and is now scheduled to expire in the second quarter of 1998. While the Bank is presently considering renewal options as well as other state-of-the-art data processing alternatives, the Bank will only consider data processing systems which can appropriately address the Year 2000 issue.

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

Income Tax Expense
      Income tax expense of $173,000 for the first three months of 1998 reflects an increase of $24,000 over the $149,000 tax expense recorded one year earlier due to an increase in pretax income. The Company's effective tax rate for the first three months of 1998 increased to 40% from approximately 37% for the first three months of 1997.

Analysis of Loans
      The loan portfolio at March 31, 1998 of $82,484,000 decreased by $2,830,000, or 3%, as compared to the December 31, 1997 balance of $85,314,000 due to loan repayments. New loans of $6,328,000, exclusive of short-term loans and lines of credit, were originated in the first three months of 1998. Loan principal payments of $8,695,000 more than offset this increase. The loan to deposit ratio at March 31, 1998 was 75% as compared to 76% at December 31, 1997. On average, the loan to deposit ratio for the first three months of 1998 was 77% as compared to 82% during the comparable period of the prior year.

     Loan concentrations at March 31, 1998 and December 31, 1997 are summarized as follows:

                               Loan Concentrations
                     At March 31, 1998 and December 31, 1997

                                                  March 31,      December 31,
                                                       1998          1997
                                                     -------         ----
         Service industry                              33%            34%
         Real estate development/finance               32             31
         Wholesale/retail                              24             23
         Other                                         11             12
                                                      -----          ----
           Total                                      100%           100%
                                                     =====           ====

Analysis of Investments
         Securities available for sale totaling $7,500,000 were repaid during the first three months of 1998 as compared to purchases of $3,800,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the first three months accounted for the $3,705,000 decrease in the available for sale portfolio to $16,748,000 at March 31, 1998 as compared to $20,453,000 at December 31, 1997. Net proceeds from these securities repayments are temporarily invested in short-term investments pending loan fundings, resulting in a $3,824,000 increase in short-term investments to $12,055,000 at March 31, 1998 from $8,231,000 at December 31, 1997. Long-term investment maturities and repayments totaling $4,998,000 and normal pay downs on mortgage-backed and other amortizing securities, partially offset by purchases of $3,554,000, account for the $1,445,000 decrease in long-term investments to $6,064,000 at March 31, 1998 from $7,509,000 at December 31, 1997.

Noninterest-Earning Assets
         Cash and due from banks of $8,772,000 at March 31, 1998 increased by $1,118,000 from the December 31, 1997 balance of $7,654,000. This increase is attributable higher balances maintained at the Federal Reserve Bank.

Deposits
         Total deposits of $109,839,000 at March 31, 1998 decreased by $2,422,000, or 2%, from the December 31, 1997 balance of $112,261,000. Demand deposits of $30,422,000 at March 31, 1998 reflect a $3,238,000, or 12%, increase from the $27,184,000 balance at December 31, 1997 due principally to growth in the deposits of the Company's new branches as well as normal fluctuations in the deposits of some of the Company's large corporate customers. Normal fluctuations in the deposits of nonprofit accounts make up the majority of the $841,000 increase in NOW accounts to $10,722,000 at March 31, 1998 as compared to $9,881,000 at December 31, 1997. Money market accounts of $24,444,000 at March 31, 1998 decreased by $2,526,000 from the $26,970,000 balance reported at December 31, 1997 due primarily to fluctuations in the balances of some of the Company's large corporate customers. Certificates of deposit at March 31, 1998 of $42,094,000 decreased by $4,234,000 from the $46,328,000 balance at December 31, 1997, with certificates of deposit $100,000 and over decreasing by $2,170,000 and certificates of deposit under $100,000 decreasing by $2,064,000. The decrease in certificates of deposit under $100,000 is primarily due to the planned runoff of brokered deposits. The decrease in certificates of deposit over $100,000 is primarily attributable to decreases in the collateral balances for two loans.

         Average noninterest-bearing demand deposits for the first three months of 1998 of $27,539,000 increased by $4,530,000, or 20%, from the comparable 1997 period, while average interest-bearing deposits increased by $18,363,000 during the same period to $83,519,000. Average NOW accounts for the first three months of 1998 of $10,745,000 increased by $3,322,000. Average money market deposits for the first three months of 1998 of $25,437,000 increased by $2,681,000 over the prior year's average balance. Average certificates of deposit of $100,000 and over increased by $4,056,000 to $21,827,000 for the first three months of 1998 as compared to the first three months of 1997 due principally to increases in both collateralized government deposits and brokered deposits which were raised late in the first quarter of 1997 which matured late in the first quarter of 1998. Average certificates of deposit under $100,000 for the first three months of 1998 of $23,524,000 increased by $7,794,000 over the comparable period of the prior year primarily due to the new branches as well as an increase in brokered deposits late in the first quarter of 1997 which matured late in the first quarter of 1998. Average noninterest-bearing deposits to average total deposits during the first three months of 1998 represent 25% as compared to 26% one year earlier.

Asset Quality
Loan Portfolio and Adequacy of Allowance for Loan Losses
         The Company manages the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of individual borrowers, establishment of lending limits to individuals and application of lending procedures, such as the holding of adequate collateral and the maintenance of compensating balances. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.

         Net recoveries during 1997 added to the level of available reserves. However, strong loan growth during 1997, coupled with a more conservative allocation of the loan loss reserves to nonclassified commercial and real estate loans resulted in a decrease in the unallocated portion of the allowance for loan losses at December 31, 1997 as compared to earlier periods. During the first quarter of 1998, the Abigail Adams National Bancorp, Inc., the parent company, down streamed $2,000,000 in capital to its wholly-owned subsidiary, The Adams National Bank (the "Bank"), thus enabling the Bank to repurchase loan participations from the Company on which the Company maintained a $25,000 loan loss reserve. As a result, during the first quarter of 1998, with loans no longer outstanding at the parent company and with an increasing unallocated balance in the Bank's allowance for loan losses, the parent company reversed the $25,000 loan loss reserve recorded on its books. Nonetheless, improvement in economic and other trends in the loan portfolio, coupled with a decrease in classified real estate loans and related loan loss history, caused the unallocated portion of the allowance for loan losses of $175,000 at March 31, 1998 to increase from December 31, 1997. Throughout this process, the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,138,000 at March 31, 1998 to be adequate.

         At March 31, 1998, the allowance for loan losses as a percentage of outstanding loans was 1.38% as compared to 1.34% at December 31, 1997. Despite the reversal of $25,000 of loan loss allowance, net recoveries coupled with a modest decrease in the loans outstanding, resulted in an increase in this ratio.

                     Allocation of Allowance for Loan Losses
                     At March 31, 1998 and December 31, 1997
                                 (In thousands)

                                          March 31,          December 31,
                                            1998                 1997
                                  ----------------------- --------------------
                                    Reserve   % of loans   Reserve   % of loans
                                    Amount to total loans  Amount to total loans
Commercial                            $ 537      45.2%     $ 486       45.6%
Real estate - commercial mortgage       313      45.5        464       45.1
Real estate - residential mortgage       15       2.3         23        2.3
Real estate - construction               34       5.1         49        4.9
Installment                              64       1.9         59        2.1
Unallocated                             175        --         61         --
                                     ------    -------     -------     ----
         Total                      $ 1,138     100.0%    $1,142      100.0%
                                    =======     ======    =======    ======

         Transactions in the allowance for loan losses for the three months ended March 31, 1998 and 1997 are summarized as follows:

             Transactions in the Allowance for Loans Losses for the
                   Three Months Ended March 31, 1998 and 1997
                                 (In thousands)

                                                        1998              1997
                                                      --------           ------
           Balance at January 1                        $1,142            $1,048

           Benefit                                        (25)              --

             Recoveries:
               Commercial                                   5                53
               Real estate - commercial mortgage            8               --
               Installment to individuals                  16                 6
                                                        -----              ----
                 Total recoveries                          29                59

             Loans charged off:
               Installment to individuals                  (8)             (12)
                                                        -------        --------
                 Total charge-offs                         (8)             (12)
                                                        -------        --------
               Net recoveries (charge-offs)                 21              47
                                                        -------         ------
           Balance at March 31                         $ 1,138          $ 1,095
                                                       =======          =======
           Ratio of net recoveries (charge-offs)
             to average loans (1)                         0.10%           0.26%
                                                         ======          ======

----------
(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the three months ended March 31, 1998 and 1997.

Nonperforming Assets
            Nonaccrual loans at March 31, 1998 of $501,000 increased by $90,000 from $411,000 reported at December 31, 1997. Nonaccrual loans at March 31, 1998 include loans guaranteed by the U.S. Small Business Administration ("SBA") totaling $103,000. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on an average of 90% of the total. Loans past due 90 days or more decreased to $17,000 at March 31, 1998 from $103,000 at December 31, 1997 due principally to one loan which was transferred to nonaccrual status. The Company had no restructured loans at March 31, 1998 or December 31, 1997.

                        Analysis of Nonperforming Assets
                     At March 31, 1998 and December 31, 1997
                                 (In thousands)

                                                        March 31,   December 31,
                                                            1998       1997
                                                           ------     -----
         Nonaccrual loans:
           Commercial                                    $    404     $    411
           Real estate - commercial mortgage                   95          --
           Installment - individuals                            2          --
                                                           ------      -------
             Total nonaccrual loans (1)                       501          411
                                                            -----       ------

         Past due loans:
           Commercial                                           9          --
           Real estate - commercial mortgage                  --            96
           Installment - individuals                            8            7
                                                             ----       ------
             Total past due loans                              17          103
                                                              ---        -----

         Restructured loans:
           Commercial                                         --           --
                                                            -----        ----
             Total restructured loans                         --           --
                                                            -----        ----


             Total nonperforming assets                     $ 519        $ 514
                                                            =====        =====
             Total nonperforming assets exclusive of
               SBA guaranteed balances                      $ 425        $ 420
                                                            =====        =====

         Ratio of nonperforming assets
           to gross loans plus foreclosed properties (2)     .63%         .60%
         Ratio of nonperforming assets to total
           assets (2)                                        .40%         .32%
         Percentage of allowance for loan losses to
           nonperforming assets (2)                       201.93%      222.12%
----------------------------
(1) Nonaccrual loans include $103,000 and $104,000 in loans guaranteed by the SBA at March 31, 1998 and December 31, 1997, respectively. The outstanding balance of these loans are insured for 90.0%, or $93,000 and 90%, or $94,000, respectively.

(2)  Ratios include SBA guaranteed loan balances.

Potential Problem Loans
         At March 31, 1998 and December 31, 1997, respectively, loans totaling $1,284,000 and $1,154,000 were classified as potential problem loans which are not reported in the table entitled "Analysis of Nonperforming Assets." Included in these amounts at March 31, 1998 and December 31, 1997 are $153,000 in unfunded letters of credit which were classified as potential problem loans. The loans are subject to management attention as a result of financial difficulties of the borrowers and their classification is reviewed on a quarterly basis. At March 31, 1998 and December 31, 1997, 88% and 100%, respectively, of the potential problem loans were partially to fully secured.

Impaired Loans
         At March 31, 1998 and December 31, 1997, respectively, loans totaling $1,407,000 (inclusive of $153,000 in unfunded letters of credit) and $698,000 were classified as impaired loans, all of which are reported above as nonaccrual, restructured or potential problem loans.

Interest Sensitivity
         Through the Bank's Asset/Liability Investment Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analysis of the interest sensitivity positions of major asset and liability categories. A rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. In these rate sensitivity position, interest earning assets and interest bearing liabilities are distributed based on their repricing opportunities, giving consideration to projected prepayment patterns, historical relationships to changes in market interest rates, or call dates of securities in light of current market interest rates. Although rate sensitivity gaps constantly change as funds are acquired and invested, the Company's positive gap of $1,600,000 at one year or less as of March 31, 1998, was approximately 1.9% of total interest-earning assets within one year. As a result of inherent limitations in this type of analysis, the Company does not necessarily attempt to maintain a matched position for each time frame. To augment this analysis, the Company also prepares an analysis of the effect on net interest income if all market rates were to uniformly increase or decrease by 1%, 2% and 3% as compared to the results of a flat interest rate environment. Based on the Company's interest sensitivity position and the analyses performed on the effect of interest rate movements at March 31, 1998 net interest income will not be materially impacted by either a rising or declining interest rate environment.


Liquidity and Capital Resources

Liquidity
         Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $20,827,000 in cash and short-term investments at March 31, 1998, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At March 31, 1998, the Company had $3,085,000 in unpledged securities which were available for such use. As a percentage of total assets, the amount of these cash equivalent assets at March 31, 1998 and December 31, 1997 was 19% and 18%, respectively. Normal fluctuations in the deposit levels of some of the Company's large corporate customers, as well as loan funding requirements, resulted in corresponding fluctuations in the Company's liquidity position (short-term investments). The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 76% of average total deposits for the three months ended March 31, 1998 and 74% of average total deposits for the three months ended March 31, 1997. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $3,000,000 in liquidity as well as access to other collateralized borrowing programs. The Company maintained an average loan to deposit ratio of 77% and 82% for the first three months of 1998 and 1997, respectively, and can access collateralized deposit programs through U.S. government agencies to raise additional deposits, when liquidity needs dictate.

         Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank is eligible to borrow up to approximately $1,757,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. At March 31, 1998, $1,067,000 in borrowings from the FHLB were outstanding. The Bank is eligible to increase the maximum amount to be borrowed by $7,243,000 with the purchase of up to $1,592,000 in additional stock in the FHLB. The Company has adequate resources to meet its liquidity needs.

         Maturing time deposits comprise the majority of the Company's net cash outflows from financing activities for the first three months of 1998. Repayments and maturities of loans and investments, partially offset by investment purchases and new loan originations during the first three months of 1998 constitute the majority of the Company's cash inflows from investing activities.

Stockholders' Equity

         Stockholders' equity at March 31, 1998 of $13,328,000 increased by $298,000 from December 31, 1997 as a result of common stock issued through the exercise of options granted under the Employee Incentive Stock Option Plan coupled with net income of $265,000 for the first three months of 1998 and a $10,000 increase in unrealized losses on securities, net of taxes. Average stockholders' equity as a percentage of average total assets for the first three months of 1998 was 10.14% as compared to 12.47% for the comparable prior year period.

         Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At March 31, 1998, the Company's total risk-based capital ratio and Tier 1 capital ratio of 15.50% and 14.28%, respectively, met the regulatory definition of "well- capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The Company's March 31, 1998 ratios are based on total capital of $14,490,000, Tier 1 capital of $13,352,000 and risk adjusted assets of $93,482,000. At March 31, 1998, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 13.05% and 11.82%, respectively, also met the definition of "well-capitalized." The March 31, 1998 ratios for the Bank are based on total capital of $12,108,000, Tier 1 capital of $10,970,000 and risk-adjusted assets of $92,815,000.

         The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk- based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At March 31, 1998, the Company's and the Bank's Tier 1 leverage ratios based on annual average assets of $129,729,000 and $126,989,000 were 10.29% and 8.64%, respectively, meeting the regulatory definition of "well-capitalized."


Factors Affecting Future Results

         In addition to historical information, this Form 10-KSB includes certain forward looking statements that involve risks and uncertainties such as statements of the Company's plans, expectations and unknown outcomes. The Company's actual results could differ materially from management expectations. Factors that could contribute to those differences include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in ownership status resulting in, among other things, the loss of eligibility for participation in government and corporate programs for minority and women-owned banks, uncertainties with respect to costs which the Company may incur as result of litigation against director Marshall T. Reynolds and certain related stockholders, uncertainties with respect to policies and strategies undertaken and costs incurred following a change in control, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

                                    PART II.


--------------------------------------------------------------------------------
Item 1 - Legal Proceedings

--------------------------------------------------------------------------------
         Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or the Bank is a party or to which any of their property is subject, except for the matter discussed below.

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

         On May 4, 1998, the Company discontinued this action by the filing of a Notice of Dismissal without prejudice.


--------------------------------------------------------------------------------
Item 5 - Other Matters

--------------------------------------------------------------------------------
         On December 30, 1997, Mr. Reynolds and certain related stockholders (the "Reynolds Group") filed an amendment to their report of beneficial ownership on Schedule 13D originally filed on May 1, 1995 and subsequently amended, which amendment stated, among other things, that the Reynolds Group may seek to effect a change in the composition of the Board of Directors of the Company. Subsequently, on March 11, 1998, Mr. Reynolds, his wife and two other director/stockholders, Jeanne D. Hubbard and Robert L. Shell, Jr., filed a preliminary consent solicitation statement with the Securities and Exchange Commission, relating to their proposed solicitation of consents for the removal of four directors - Barbara Davis Blum, Clarence L. James, Jr., Shireen L. Dodson and Susan Hager - and the election of four new directors to fill the vacancies created by the removal of the four directors. The Reynolds Group also filed another amendment to

Schedule 13D on March 11, 1998 relating to the efforts to effect the change in the membership of the Board of Directors of the Company. Both the preliminary consent solicitation statement and the amendment to Schedule 13D stated that it is the intent of the Reynolds Group to dismiss the lawsuit (described in Item 1) upon a change of control. As of May 12, 1998, to the best of management's knowledge, the final consent solicitation statement has been mailed to shareholders, however, as of that date the Reynolds Group has not delivered sufficient consents to the Company to effect the removal of directors.




--------------------------------------------------------------------------------
Item 6 - Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------
(a)      Exhibits

Exhibit No.                Description of Exhibit
-----------                ----------------------

13                         Abigail Adams National Bancorp, Inc. Financial
                           Summary for March 31, 1998

27                         Financial Data Schedule




(b) On January 5, 1998, the Company filed a report on Form 8-K (earliest event reported December 31, 1997) reporting that the shareholders did not approve the Company's planned acquisition of Ballston Bancorp, Inc. (the "Ballston Transaction") at the Company's Special Meeting of Stockholders held on December 31, 1997, and that in connection with that meeting and the Ballston Transaction, the Company filed a lawsuit against three directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           ABIGAIL ADAMS NATIONAL BANCORP, INC.
                           ------------------------------------
                                         Registrant



Date: May 15, 1998          /s/ Barbara Davis Blum
     --------------        -----------------------
                                Barbara Davis Blum
                                Chairwoman of the Board,
                                President and Director
                                (Principal Executive Officer)



Date: May 15. 1998          /s/ Kimberly J. Levine
     -------------         -----------------------
                                 Kimberly J. Levine
                                 Senior Vice President & Chief Financial Officer (Principal Financial and
                                   Accounting Officer)