Form 10QSB
period 1998-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1998-08-14
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-QSB

/ / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended:       June 30, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from              to

    Commission file number   0-10971

               ABIGAIL ADAMS NATIONAL BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

           Delaware                           52-1508198
(State or other jurisdiction of         (I.R.S. Employer ID No.)
Incorporation or organization)

        1627 K Street, N.W.  Washington, D.C.      20006
            (Address of principal executive offices)

                          202-466-4090
          Issuer's telephone number including area code


                               N/A
        Former name, address, and fiscal year, if changes
                        since last report

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

   Transitional Small Business Disclosure Format (check one):
   Yes / /  No /X/

PART I.

Item 1 - Financial Statements

    ABIGAIL  ADAMS  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARY
                   Consolidated Balance Sheets
          June 30, 1998 and 1997 and December 31, 1997


                                            June 30,    June 30,    Dec 31,
                                              1998        1997       1997
Assets                                     (Unaudited)(Unaudited) (Unaudited)
Cash and due from banks                $  7,728,948 $  9,570,362 $  7,654,347
Short-term investments:
 Federal funds sold                      3,421,285    3,850,000    6,450,000
 Restricted CDs - Rabbi Trust              183,089           --           --
 Interest-bearing deposits in other
  banks                                  1,880,000    1,479,000    1,781,000
   Total short-term investments          5,484,373   10,436,715    8,231,000

Securities available for sale           20,304,935    9,577,815   20,452,799
Investment securities (market value of
 $9,052,643, $10,565,358 and $7,532,256
 at June 30,1998, June 30, 1997 and
 December 31, 1997, respectively)        9,029,421   10,517,060    7,508,850

Loans (net of deferred fees and
 unearned discounts)                    84,158,854   84,627,598   85,313,591
 Less:  Allowance for loan losses       (1,105,496)  (1,116,201)  (1,141,719)
   Loans, net                           83,053,358   83,511,397   84,171,872

Bank premises and equipment, net         1,197,242      893,371    1,252,413
Other real estate owned                         --           --           --
Other assets                             2,047,966    1,460,145    1,967,733
   Total assets                       $128,846,243 $120,859,150 $131,239,014

Liabilities and Stockholders' Equity
Liabilities:
 Deposits:
  Demand deposits                     $ 34,485,834 $ 26,618,370 $ 27,184,087
  NOW accounts                          10,303,408    7,721,611    9,880,968
  Money market accounts                 23,210,458   25,317,094   26,969,638
  Savings accounts                       2,326,065    1,601,558    1,898,721
  Certificates of deposit of
   $100,000 or greater                  21,507,988   22,516,474   25,255,095
  Certificates of deposit less
   than $100,000                        18,243,856   19,787,373   21,072,887
   Total deposits                      110,077,609  103,562,480  112,261,396

Short-term borrowings                    3,969,043    1,823,709    3,489,263
Long-term borrowings/debt                1,052,698    1,108,578    1,085,936

Other liabilities                        1,100,022    1,035,277    1,372,681
   Total liabilities                   116,199,373  107,530,044  118,209,276

Stockholders' equity:
  Common stock, par value $0.01 per
   share, authorized 5,000,000
   shares; issued 1,668,219 at
   June 30, 1998, 1,651,226 at
   June 30, 1997 and 1,651,226 shares
   at December 31, 1997;
   outstanding 1,672,899 shares at
   June 30, 1998, 1,655,906 shares at
   June 30, 1997 and 1,655,906 shares
   at December 31, 1997                     16,734       16,559       16,559
  Surplus                               12,331,070   12,182,466   12,187,657
  Retained earnings                        502,495    1,351,868   1,044,369
                                        12,850,299   13,550,893   13,248,585
  Less: Employee Stock Ownership Plan
   shares, 20,243 shares at cost          (175,758)    (177,126)    (175,757)
  Less: Treasury stock, 4,680 shares
   at cost                                 (28,710)     (28,710)     (28,710)
  Less: Unrealized loss (gain) on
   securities, net of taxes                  1,038      (15,951)     (14,380)

   Total stockholders' equity           12,646,870   13,329,106   13,029,738
   Total liabilities and stockholders'
    equity                            $128,846,243 $120,859,150 $131,239,014

       ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Operations
          For the Period  Ended June 30, 1998 and 1997
                           (Unaudited)


                                           For the three months      For the six months
                                              Ended June 30,            Ended June 30,
                                             1998        1997          1998      1997
Interest income
 Interest and fees on loans                   $2,095,418  $1,903,418   $4,219,868   $3,600,845
 Interest on securities available for sale:
  U.S. Treasury                                   14,224       3,378       28,425        3,378
  Obligations of U.S. government agencies
   and corporations                              275,867     111,724      557,611      264,605
   Total interest on securities available
    for sale                                     290,091     115,102      586,036      267,983
 Interest and dividends on investment securities:
  U.S. Treasury                                   32,470      11,780       54,351       26,850
  Obligations of U.S. government agencies
   and corporations                               65,727     135,526      117,259      279,714
  Mortgage-backed securities                       3,650       4,185        7,664        8,982
  Obligations of states and municipalities         3,991       3,991        7,982        7,982
  Other securities                                 9,842       9,084       18,720       21,162
   Total interest and dividends on investment
    securities                                   115,680     164,566      205,976      344,690
 Interest on short-term investments:
  Federal funds sold                             108,456      86,246      205,662      138,207
  Interest on Restricted CDs - Rabbi Trust         9,107          --       12,956           --
  Deposits with other banks                       26,712      22,198       53,016       42,257
   Total interest on short-term investments      144,275     108,444      271,634      180,464
   Total interest income                       2,645,463   2,291,530    5,283,514    4,393,982

Interest expense
 Interest on deposits:
  NOW accounts                                    51,384      44,673      107,574      88,888
  Money market accounts                          249,384     265,629      530,057     516,293
  Savings accounts                                45,098      10,757       58,033      20,385
  Certificates of deposit:
   $100,000 or greater                           294,881     318,449      596,878     552,142
   Less than $100,000                            235,178     240,066      557,323     454,700
    Total interest on deposits                   875,925     879,574    1,849,865   1,632,408
   Federal funds purchased and
    repurchase agreements                         49,400      29,975       91,185      63,766
   Interest on long-term borrowings/debt          18,611      18,696       37,078      38,697
    Total interest expense                       943,936     928,245    1,978,128   1,734,871
    Net interest income                        1,701,527   1,363,285    3,305,386   2,659,111
   Provision for loan losses                          21          --      (24,979)         --
    Net interest income after provision        1,701,506   1,363,285    3,330,365   2,659,111
Other income
 Service charges on deposit accounts             313,540     273,068      609,235     564,145
 Other income                                     16,393      26,166       31,785      37,759
  Total other income                             329,933     299,234      641,020     601,904
Other expense
 Salaries and employee benefits                1,519,284     544,806    2,105,925   1,083,090
 Occupancy and equipment expense                 315,756     244,071      600,965     472,693
 Professional fees                               565,508      86,464      748,746     151,097
 Data processing fees                            138,995     115,413      257,694     212,802
 Other operating expense                         307,459     274,370      635,471     545,651
  Total other expense                          2,847,002   1,265,124    4,348,801   2,465,333
  Income (loss) before taxes                    (815,563)    397,395     (377,416)    795,682
Applicable income tax expense                   (173,431)    160,019       0     309,335
  Net income                                  $ (642,132)  $ 237,376   $ (377,416) $  486,347
Basic earnings per common share               $     (.39)  $     .14   $     (.23) $      .30
Diluted earnings per common share             $     (.38)  $     .15   $     (.22) $      .29
Weighted average number of shares used compute EPS:
 Basic                                         1,644,626   1,650,340    1,636,170   1,530,559
 Diluted                                       1,696,660   1,673,692    1,690,205   1,673,302

PAGE

                ABIGAIL  ADAMS  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARY
                Consolidated Statements of Changes in Stockholders' Equity
                     For the Six Months Ended June 30, 1998 and 1997
                                       (Unaudited)


                                                                           Employee
                                      Additional    Retained                 Stock    Unrealized
                              Common    Paid-in    Earnings    Treasury    Ownership    Loss on            Comprehensive
                               Stock    Capital    (Deficit)    Stock        Plan      Securities    Total     Income
Balance at January 1,1997     $16,547  $12,172,435  $1,191,706  $(28,710) $(177,791)   $(33,990)  $13,140,197
  Net income                      ---          ---     486,347       ---        ---         ---       486,347   486,347
  Dividends declared              ---          ---    (326,185)      ---        ---         ---      (326,185)
  Dividends on allocated shares
   of the Employee Stock
   Ownership Plan                 ---          276         ---       ---        665         ---           941
  Issuance of common stock
   under the Employee
   Incentive Stock Option Plan     12        9,755         ---       ---        ---         ---         9,767
  Unrealized loss on
   securities, net of taxes       ---          ---         ---       ---        ---      18,039        18,039    18,039
Comprehensive income                                                                                            504,386
Balance at June 30, 1997      $16,559  $12,182,466  $1,351,868  $(28,710) $(177,126)   $(15,951)  $13,329,106

Balance at January 1, 1998    $16,559  $12,187,657  $1,044,369  $(28,710) $(175,757)   $(14,380)   13,029,738
  Net Loss                        ---          ---    (377,416)      ---        ---         ---      (377,416) (377,416)
  Dividends declared              ---          ---    (164,458)      ---        ---         ---      (164,458)
  Issuance of common stock
   under the Employee Incentive
   Stock Option Plan              175      143,413         ---       ---        ---         ---       143,588
  Unrealized gain on
   securities net of taxes        ---          ---         ---       ---        ---      15,418        15,418    15,418
Comprehensive Income                                                                                           (361,998)
Balance at June 30, 1998      $16,734  $12,331,070  $  504,495  $(28,710) $(175,757)   $  1,038   $12,646,870
/TABLE

    ABIGAIL  ADAMS  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARY
              Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 1998 and 1997
                           (Unaudited)


                                                         1998        1997
Operating Activities
Net income                                        $   (377,416) $   486,347
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Benefit for loan losses                              (25,000)          --
  Depreciation and amortization                        217,893      138,882
  Accretion of loan discounts and fees                (102,885)     (60,345)
  Amortization and accretion of discounts and
   premiums on securities                              (66,350)     (87,043)
  Provision for deferred income taxes                      (89)    (106,874)
  Increase (decrease) in other assets                  (80,146)    (206,171)
  Increase in other liabilities                       (272,659)     210,842
    Net cash (used in) provided by operating
     activities                                       (666,651)     375,638

Investing Activities
Proceeds from repayment and maturity
 of investment securities and securities
 available for sale                                 15,998,193   10,825,000
Proceeds from repayment of mortgage-
 backed securities                                      52,244       35,862
Purchase of investment securities                  (17,358,941)  (7,992,107)
Purchase of short term investments                     (99,000)          --
Purchase of restricted CD's for rabbi trust           (183,088)          --
Principal collected on loans                        10,082,566    6,842,511
Loans originated                                    (7,988,131) (18,449,315)
Net decrease (increase)in short-term loans              96,908       57,343
Net decrease (increase) in lines of credit            (944,943)      63,336
Purchase of bank premises and equipment               (162,722)    (192,204)

  Net cash provided (used) by investing activities    (506,914)  (8,809,574)

Financing Activities
Net increase (decrease) in transaction and
 savings deposits                                    4,392,351   (1,372,499)
Proceeds from issuance of time deposits             17,632,717   30,790,345
Payments for maturing time deposits                (24,208,855) (21,010,106)
Net increase (decrease) in short-term borrowings       459,845      (92,979)
Payments on long-term debt                             (33,238)     (30,237)
Proceeds from issuance of common stock                 143,588        9,767
Cash dividends paid to common stockholders            (166,957)    (325,125)
  Net cash provided (used) by financing activities  (1,780,549)   7,969,166
  Increase (decrease) in cash and cash equivalents  (2,954,114)    (464,770)
  Cash and cash equivalents at beginning of year    14,104,347   13,885,132

  Cash and cash equivalents at end of year         $11,150,233  $13,420,362

Supplementary disclosures:

  Interest paid on deposits and borrowings         $ 1,978,127  $ 1,698,883

  Income taxes paid                                        -0-  $    535,000

              Abigail Adams National Bancorp, Inc.
           Notes to Consolidated Financial Statements
                     June 30, 1998 and 1996



1.   General

     The unaudited information at and for the six months ended June 30, 1998 and 1997 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All
adjustments are of a normal and recurring nature.   Certain
reclassifications have been made to amounts previously reported in 1997 to conform with the 1998 presentation.

2.   Contingent Liabilities

     In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

     Under the terms of an employment agreement with the current President of the Bank, the Company is obligated to make payments to her under certain conditions totaling approximately $140,000, in the event her employment is terminated or she chooses to resign within one year of May 18, 1998. On February 25, 1998, the Board of Directors of the Company approved the Company and the Bank each establishing a grantor trust with a third party trustee for the purpose of funding the severance agreements with seven key management officials and for other amounts payable to the President and Chief Executive Officer in connection with the termination of their employment following a change of control. The trusts are irrevocable for one year. On May 18, 1998 the former Chairwoman, President & CEO of the company and six management officials of the Bank exercised their rights to payments under these agreements.

     The Company maintains directors' and officers' liability insurance in the amount of $5,000,000, subject to certain exclusions. In addition, according to the by-laws, the Company is obligated to indemnify any director or officer for any losses incurred in the performance of their duties as director to the full extent authorized or permitted by Delaware general corporation law. The June 30, 1998 unaudited financial statements reflect an accrual of $240,000 for such indemnification, resulting from the Company's dismissed legal action against three directors and certain other shareholders. (See "Legal Proceedings" for additional discussion of these issues)

3.   Shareholder Rights Plan

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

     On January 23, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. The options vest beginning in 1996 at an annual rate of 20% at the end of each year and become fully vested in the event of a Change in Control, as defined in the Directors Plan, or in the event that the Director leaves the Board. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 16,416 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $6.74 for directors and $7.93 for employees. As of June 30, 1998, 13,702 options have been exercised under these plans.

     On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. The options granted under both the 1996 Directors Plan and the 1996 Employee Plan vest beginning in 1997 at an annual rate of 33.3% to 100% at the end of each year and become fully vested in the event of a Change in Control, as defined in the 1996
Directors Plan and the 1996 Employee Plan.   Options under both
plans expire not later than ten years after the date of grant. Options for a total of 22,113 shares of common stock are available for grant under the above Plans. Options totaling 20,608 were granted in 1996 at a price of $9.13 for directors and $10.74 for employees. Options totaling 1,505 were granted to employees in 1997 at prices ranging from $11.71 to $11.83. As of June 30, 1998, 4,994 options have been exercised under these plans. No options were granted in 1997 or 1998.

     On March 29, 1996, the Company granted the President and Chief Executive Officer a nonqualified stock option to purchase 75,000 shares at a price equal to 85% of the fair market value of the Company's common stock on the date of grant ($6.74). The option vests beginning in 1996 at an annual rate of 20% at the end of each year and becomes fully vested in the event of a Change in Control as defined in the Agreement, or in the event that she leaves the Company or the Bank. These options became fully vested on May 18, 1998 due to a change of control as defined in the Agreement, but have not been exercised as of June 30, 1998.

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

5.   Earnings Per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earning per share for entities with publicly held common stock or potential common stock. Basic earnings per share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted average number of shares of common stock. Diluted earnings per share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted average number of shares of common stock and common stock equivalents, unless determined to be anti-dilutive. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.

                                       Six Months Ended  Six Months Ended
                                         June 30, 1998     June 30, 1997
                                       ----------------  ----------------
                                        Basic  Diluted    Basic    Diluted
                                         EPS     EPS       EPS       EPS
Net income                           (377,416) (377,416)  486,347   486,347
Dividends on Preferred Stock              n/a       n/a       n/a       n/a
Income Available to Common
 Stockholders                        (377,416) (377,416)  486,347   486,347

Weighted average share outstanding  1,638,170 1,638,170 1,630,559 1,630,559
Weighted average dilutive effect
 of Stock Option Plans                    n/a    52,035       n/a    42,743

Adjusted Weighted Average Shares
 Outstanding                        1,638,170 1,690,205 1,630,559 1,673,302

Basic EPS                               $(.23)               $.30
Diluted EPS                                       $(.22)               $.29

6. New Financial Accounting Standards

(a)  Disclosure of Information about Capital Structure

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

(b)  Reporting Comprehensive Income

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

(c)  Disclosures about Segments of an Enterprise and Related
Information

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

(d)  Employers' Disclosures about Pensions and Other
Postretirement Benefits

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

(e)  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualified hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company may also implement the Statement as of the beginning of any fiscal quarter beginning June 16, 1998 and thereafter. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The implementation of SFAS 133 will not have a material impact on the Company.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following discussion should be read and reviewed in conjunction Management's Discussion and Analysis of Financial
Condition and Results of Operations set forth in the Company's
Form 10-KSB (File No. 0-10971) for the year ended December 31,
1997.

Overview

     Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $128,846,000 at June 30, 1998 as compared to $131,239,000 at December 31, 1997. Total assets at June 30, 1998 decreased by $2,393,000 from December 31, 1997 predominantly due to decreases in short term investments of $2,747,000. Total deposits decreased by $2,183,000 during the same period to $110,078,000 at June 30, 1998 due primarily to decreases in money market accounts and certificates of deposit, partially offset by a $7,302,000 increase in demand deposit accounts.

     The Company reported a net loss for the first six months of 1998 of $377,000, or ($0.22) per share compared to income of $486,000 for the first six months of 1997, or $.30 per share. Although net interest income increased $646,000 to $3,305,000 over the same period in 1997 and other income increased $39,000 to $641,000, this income was offset by increases in operating expenses associated with the opening of a new branch in the fourth quarter of 1997, professional fees (legal and public relations) associated with the litigation pursued by previous management against three directors and other shareholders, and salary expenses associated with the decision of seven members of former management to exercise their rights to payments under severance agreements and employment contracts.

Analysis of Net Interest Income

     Net interest income, the most significant component of the Company's earnings, increased by $646,000, or 19.33%, to $3,305,000 for the first six months of 1998 as compared to $2,659,000 for the comparable 1997 period. Average earning assets for the first six months of 1998 of $119,181,000 increased by $15,532,000, or 15%, over the comparable 1997 period. The increase in net interest income resulted from increased earning assets and a 30% increase in average demand deposit accounts during the same period. The net interest spread for the first six months of 1998 of 3.82% and a net interest margin of 5.24% for the same period, reflected increase of 5 basis points and 6 basis points, respectively, from the prior year.

Other Income

     Total other income increased by approximately $40,000, or 7%, to $641,000 for the first six months of 1998, primarily due to increased income recognized on ATM transactions.

Other Expense

     Salaries and benefits of $2,106,000 for the first six months of 1998 increased by $1,023,000, or 94.44%, over the first six months of 1997, due primarily to the payment of the severance agreements and employment contracts of the seven former management employees. Net occupancy expense of $601,000 for the first six months of 1998 reflects an increase of $128,000, or 27.14%, from one year earlier due both to the opening of the new branch during 1997 and additional depreciation associated with office renovations and technology investments. Professional fees of $749,000 for the first six months of 1998 increased by $598,000 from one year earlier due primarily to legal expenses associated with previous management's decision to file lawsuits against three directors and other shareholders of the Company. Data processing expense of $258,000 for the first six months of 1998 increased by $46,000 over the prior year due to the opening of the new branch as well as increased activity levels and item charges. Other operating expense of $635,000 for the first six months of 1998 reflects an increase of $89,000 over the prior year due primarily to increases in advertising, public relations, travel and insurance costs, as well as increases in administrative and overhead expenses associated with opening the new branch.

     The Bank contracts with an outside firm to provide data processing and back-room operations. The enhanced resources provided by this firm, in conjunction with the Bank's internal data management system, enable the Bank to provide a high level of customer service while effectively managing its growth. The Bank has reviewed its data processing systems provided by its outside data processor, as well as computer applications which are used in-house to identify systems which could be affected by the "Year 2000" issue and has developed an approach to address the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the programs used by the Bank that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major miscalculations or system failure. To date, representations have been received from the Bank's primary processing vendors that their systems already adequately address the Year 2000 issue or that plans have been developed to address the issue. However, the Year 2000 problem is pervasive and complex, and virtually every computer operation will be affected in some way. Consequently, no assurance can be given that unforeseen problems in the computer systems used by the Bank and its software maintained by third party providers, will not have a material impact on the Bank's ability to conduct business. The Bank's contract with its primary outside data processor was renewed in 1997 for one year and expired in the second quarter of 1998. The Bank is operating on a month to month basis with this outside data processor, but plans to convert to a new outside processor in October 1998 who addresses the Year 2000 issue appropriately.

     The Bank's customers, including its borrowers, are also faced with potential Year 2000 problems. Through its Loan Committee, the Bank has analyzed its customer base to determine which types of customers are likely to be affected and has adopted procedures to inquire of those borrowers whether they are taking steps to address the problem. The failure of its borrowers to resolve the problem could adversely affect their operations and impair their ability to repay their loans to the Bank. Therefore, even if the Bank adequately addresses its own Year 2000 problems, it could nevertheless be materially and adversely affected if its borrowers do not also successfully resolve their Year 2000 problems. Incremental expenses for the Bank to address the Year 2000 issue are not expected to materially impact operating results in any one period. The Bank has a Year 2000 Plan in place and a Year 2000 Committee which meets on a regular basis and reports at least quarterly to the Board of Directors.

Analysis of Loans

     The loan portfolio at June 30, 1998 of $84,159,000
decreased $1,155,000 as compared to the December 31, 1997 balance of $85,314,000. New loans of $7,988,000, exclusive of short-term loans and lines of credit, were originated in the first six months of 1998. Loan principal payments of $10,083,000 offset this increase. The loan to deposit ratio at June 30, 1998 was 76.5% as compared to 76% at December 31, 1997. On average, the loan to deposit ratio for the first six months of 1998 was 75%, as compared to 82% during the comparable period of the prior year.

     Loan concentrations at June 30, 1998 and December 31, 1997 are summarized as follows:

                       Loan Concentrations
             At June 30, 1998 and December 31, 1997


                                   June  30,    December 31,
                                     1998           1997
     Service industry                 38%            34%
     Real estate development/finance  29             31
     Wholesale/retail                 23             23
     Other                            10             12
       Total                         100%           100%

Analysis of Investments

     Securities available for sale totaling $10,500,000 matured during the first six months of 1998 as compared to purchases of $10,299,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the first six months accounted for the $148,000 decrease in the available for sale portfolio to $20,305,000 at June 30, 1998 as compared to $20,453,000 at December 31, 1997. Short term investments decreased $2,747,000 from December 31, 1997 to $5,484,000 primarily due to the decrease in overall deposits. Long-term investment purchases of $7,060,000 partially offset by maturities totaling $5,498,000 and normal pay downs on mortgage-backed and other amortizing securities, account for the $1,520,000 increase in long-term investments to $9,029,000 at June 30, 1998 from $7,509,000 at December 31, 1997.

Noninterest-Earning Assets

     Cash and due from banks of $7,729,000 at June 30, 1998 increased by $75,000 from the December 31, 1997 balance of $7,654,000. This fluctuation is in the normal course of business for the Bank.

Deposits

     Total deposits of $110,078,000 at June 30, 1998 decreased by $2,183,000, or 1.9%, from the December 31, 1997 balance of $112,261,000. Demand deposits of $34,486,000 at June 30, 1998 reflect a $7,302,000, or 27%, increase from the $27,184,000
balance at December 31, 1997 due principally to growth in the deposits of the Company's new branches as well as normal fluctuations in the deposits of some of the Company's large corporate customers. Normal fluctuations in the deposits of both personal and nonprofit accounts make up the majority of the $422,000 increase in NOW accounts to $10,303,000 at June 30, 1997 as compared to $9,881,000 at December 31, 1997. Money market accounts of $23,210,000 at June 30, 1998 decreased by $3,760,000 from the $26,970,000 balance reported at December 31, 1997 due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Certificates of deposit at June 30, 1998 of $39,752,000 decreased by $6,576,000 from the
$46,328,000 balance at December 31, 1997, with certificates of deposit $100,000 and over decreasing by $3,747,000 and certificates of deposit under $100,000 decreasing by $2,829,000. The decrease in certificates of deposit over $100,000 is primarily due to decreases in both brokered deposits and collateralized government deposits.

     Average noninterest-bearing demand deposits for the first six months of 1998 of $30,705,000 increased by $7,317,000, or 31%, from the comparable 1997 period, while average interest-bearing deposits increased by $9,555,000 during the same period to $81,711,000. Average NOW accounts for the first six months of 1998 of $10,649,000 increased by $3,198,000. Average money market deposits for the first six months of 1998 of $26,164,000 increased by $196,000 over the prior year's average balance. Average certificates of deposit $100,000 and over increased by $878,000 to $21,459,000 for the first six months of 1998, as compared to the first six months of 1997. Average certificates of deposit under $100,000 for the first six months of 1998 of $20,217,000 increased by $4,608,000 over the comparable period of the prior year. Average noninterest-bearing deposits to average total deposits during the first six months of 1998 represent 27% as compared to 25% one year earlier.

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

     At June 30, 1998, the allowance for loan losses as a percentage of outstanding loans was 1.31% as compared to 1.34% at December 31, 1997.

             Allocation of Allowance for Loan Losses
             At June 30, 1998 and December 31, 1997
                         (In thousands)


                                 June 30,              December 31,
                                   1998                    1997
                          Reserve  % of loans      Reserve  % of loans
                          Amount  to total loans   Amount  to total loans
Commercial                 $  380      34.4%       $  486     42.6%
Real estate
 - commercial mortgage        334      30.2           464     40.6
Real estate
 - residential mortgage       139      12.6            23      2.0
Real estate - construction     30       2.7            49      4.3
Installment                    86       7.8            59      5.2
Unallocated                   136      12.3            61      5.3
    Total                  $1,105     100.0%       $1,142    100.0%


     Transactions in the allowance for loan losses for the six months ended June 30, 1998 and 1997 are summarized as follows:

     Transactions in the Allowance for Loans Losses for the
             Six Months Ended June 30, 1998 and 1997
                         (In thousands)


                                             1998       1997
     Balance at January 1                   $1,142     $1,048

       Benefit                                 (25)
       Recoveries:
        Commercial                              25         89
        Real estate - mortgage                   8         16
        Installment to individuals              65         10
          Total recoveries                      98        115

       Loans charged off:
        Commercial                             (57)        (3)
        Installment to individuals             (53)       (44)
          Total charge-offs                   (110)       (47)
         Net recoveries (charge-offs)          (12)        68
     Balance at June 30                     $1,105     $1,116
     Ratio of net recoveries (charge-offs)
      to average loans(1)                     0.09%      0.09%

(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the six months ended June 30, 1998 and 1997.

Nonperforming Assets

      Nonaccrual loans at June 30, 1998 of $320,000 decreased by $91,000 from the $411,000 reported at December 31, 1997. Nonaccrual loans at June 30, 1998 include loans guaranteed by the U.S. Small Business Administration ("SBA") totaling $99,000. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on an average of 100% of the total. Loans past due 90 days or more decreased to $99,000 at June 30, 1998 from $103,000 at December 31, 1997 due principally to transfers to nonaccrual status.

                Analysis of Nonperforming Assets
             At June 30, 1998 and December 31, 1997
                         (In thousands)


                                          June 30,    December 31,
                                            1998         1997
     Nonaccrual loans:
      Commercial                          $    23     $    411
      Real estate - commercial mortgage        90
      Installment - individuals               207          ---
        Total nonaccrual loans(1)             320          411

     Past due loans:
      Commercial                               97           --
      Real estate - commercial mortgage        --           96
      Installment - individuals                 2            7
        Total past due loans                   99          103

     Restructured loans:
      Commercial                               --           --
        Total restructured loans               --           --

        Total nonperforming assets        $   420     $    514
        Total nonperforming assets
         exclusive of SBA guaranteed
         balances                         $   341     $    420

     Ratio of nonperforming assets
      to gross loans plus foreclosed
      properties(2)                           .50%         .60%
     Ratio of nonperforming assets
      to total assets(2)                     .33%          .39%
     Percentage of allowance for loan
      losses to nonperforming assets(2)   263.10%       222.12%

____________________________
(1) Nonaccrual loans include $99,000 and $104,000 in loans guaranteed by the SBA at June 30, 1998 and December 31, 1997, respectively. The outstanding balance of these loans are insured for 80%, or $79,000 and 90%, or $94,000, respectively.

(2)  Ratios include SBA guaranteed loan balances.

Potential Problem Loans

     At June 30, 1998 and December 31, 1997, respectively, loans totaling $0 and $1,154,000 were classified as potential problem loans which are not reported in the table entitled "Analysis of
Nonperforming Assets."   The loans are subject to management
attention as a result of financial difficulties of the borrowers and their classification is reviewed on a quarterly basis.


Interest Sensitivity

     Through the Bank's Asset/Liability Investment Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analysis of the interest sensitivity positions of major asset and liability categories. A rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. In these rate sensitivity positions, interest earning assets and interest bearing liabilities are distributed based on their repricing opportunities, giving consideration to projected prepayment patterns, historical relationships to changes in market interest rates, or call dates of securities in light of current market interest rates. Rate sensitivity gaps constantly change as funds are acquired and invested. As a result of inherent limitations in this type of analysis, the Company does not necessarily attempt to maintain a matched position for each time frame. To augment this analysis, the Company also prepares an analysis of the effect on net interest income if all market rates were to uniformly increase or decrease by 1%, 2% and 3% as compared to the results of a flat interest rate environment. Based on the Company's interest sensitivity position and the analyses performed on the effect of interest rate movements at June 30, 1998 net interest income will not be materially impacted by either a rising or declining interest rate environment.

Liquidity and Capital Resources

Liquidity

     Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $13,213,000 in cash and short-term investments at June 30, 1998, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At June 30, 1998, the Company had $10,138,000 in unpledged securities which were available for such use. As a percentage of total assets, the amount of these cash equivalent assets at June 30, 1998 and December 31, 1997 remained unchanged at 18.1% and 18%, respectively. Normal fluctuations in the deposit levels of some of the Company's large corporate customers resulted in corresponding fluctuations in the Company's liquidity position (short-term investments). The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 75% of average total deposits for the six months ended June 30, 1998 and 70% of average total deposits for the six months ended June 20, 1997.
In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $3,000,000 in liquidity as well as access to other collateralized borrowing programs. The Company maintained an average loan to deposit ratio of 76% and 82% for the first six months of 1998 and 1997 respectively, and can access collateralized deposit programs through U.S. government agencies to raise additional deposits, when liquidity needs dictate.

     Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank is eligible to borrow up to approximately $1,757,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages as well as investment securities. At June 30, 1998, $1,109,000 in borrowings from the FHLB were outstanding. The Bank is eligible to increase the maximum amount to be borrowed by $7,243,000 with the purchase of up to $1,592,000 in additional stock in the FHLB. The Company has adequate resources to meet its liquidity needs.

     Increases in deposit levels and the repayment and maturity of loans and investment securities comprise the majority of the Company's net cash inflows from financing activities for the first six months of 1998. Loan originations, the purchase of investment securities, and maturing time deposits, during the first six months of 1998 constitute the majority of the Company's cash outflows from investing activities.

Stockholders' Equity

     Stockholders' equity at June 30, 1998 of $12,647,000 decreased by $383,000 from December 31, 1997. The net loss of ($377,000) for the first six months of 1998 combined with the dividends declared in the first quarter of $165,000 were partially offset by stock options exercised in the amount of $144,000 and a $15,000 unrealized gain on securities. Average stockholders' equity as a percentage of average total assets for 1998 was 10.08% as compared to 12.02% for the comparable prior year period.

     Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At June 30, 1998, the Company's total risk-based capital ratio and Tier 1 capital ratio of 14.54% and 13.37%, respectively, met the regulatory definition of "well-capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The Company's June 30, 1998 ratios are based on total capital of $13,751,000, Tier 1 capital of $12,646,000 and risk adjusted assets of $94,559,000. At June 30, 1998, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 12.73% and 11.55%, respectively, also met the definition of "well-capitalized." The June 30, 1998 ratios for the Bank are based on total capital of $11,952,000, Tier 1 capital of $10,846,000 and risk-adjusted assets of $93,874,000.

     The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk-based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At June 30, 1998, the Company's and the Bank's Tier 1 leverage ratios based on annual average assets of $129,799,000 and $128,142,000 were 10.09% and 7.82%, respectively, meeting the regulatory definition of "well-capitalized."

Factors Affecting Future Results

     In addition to historical information, this Form 10-QSB includes certain forward looking statements based on current management expectations which involve risks and uncertainties such as statements of the Company's plans, expectations and unknown outcomes. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in ownership status resulting in the loss of eligibility for participation in government and corporate programs for minority and women-owned banks, uncertainties with respect to costs which the Company may incur as result of litigation against the Company, director Marshall T. Reynolds and certain related stockholders brought by two minority shareholders, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

                            PART II.



Item 1 - Legal Proceedings

     Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or the Bank is a party or to which any of their property is subject, except for the matters discussed below.

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

     On May 4, 1998, the Company discontinued this action by the filing of a Notice of Dismissal without prejudice. The directors put previous management on notice that to the best of their belief and knowledge, they were entitled to indemnification for their legal expenses in defending themselves in this lawsuit. During the second quarter of 1998, $250,000 was escrowed in professional fees for the indemnification of these expenses.

     On May 29, 1998 a suit was filed in The Court of Chancery of the State of Delaware by Rose Z. Thorman and Martha Burke as custodian for Holly McMackin, Jake McMackin, Ashtyn Talley and Casey Talley against Marshall T. Reynolds, Jeanne D. Hubbard, Robert H. Shell, Jr. and Ferris Baker Watts, defendants, and Abigail Adams National Bancorp, Inc., Nominal Defendant asserting claims for individual, derivative and class action for: (1) breach of fiduciary duties of loyalty and disclosure; (2) aiding and abetting breach of fiduciary duties; and (3) tortious interference with economic and contractual relations. The Company has hired Delaware counsel and intends to vigorously defend this suit. A motion to dismiss this suit was filed on or before July 31, 1998 and counsel is now preparing briefs to support this motion. No ruling on the motion is expected before October 1998.

     On June 8, 1998 a suit was filed in United States District
Court, District of Delaware by Rose Z. Thorman, and Martha Burke, individually and as custodian for Holly McMackin, Jake McMackin,

Ashtyn Talley and Casey Talley, Plaintiffs against Abigail Adams National Bancorp, Inc. a Delaware Corporation, Nominal Defendant, and Marshall T. Reynolds, Jeanne D. Hubbard, Robert L. Shell, Jr. and Ferris Baker Watts, Incorporated, a Delaware Corporation, Defendants asserting claims under 15 U.S.C. Sec. 78n(a) - Action of violations of 14(a) resulting from defendants': (1) solicitations of proxies without filing proxy statements with the SEC; (2) failure to provide persons solicited with proxy statements concurrent or in advance of the solicitation; and (3) solicitations containing false or misleading statements of material facts. The Company has hired Delaware counsel and intends to vigorously defend this suit. Counsel for the plaintiffs has entered into a stipulation agreement to extend the time for answering, moving or otherwise pleading in this case until the Chancery Court has ruled upon the motions filed there.

Item 2 - Changes in Securities and Use of Proceeds

     None

Item 3 - Defaults Upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company did not conduct a solicitation of its security holders during the period under report.

Item 5 - Other Matters

     On December 30, 1997, Mr. Reynolds and certain related stockholders (the "Reynolds Group") filed an amendment to their report of beneficial ownership on Schedule 13D originally filed on May 1, 1995 and subsequently amended, which amendment stated, among other things, that the Reynolds Group may seek to effect a change in the composition of the Board of Directors of the Company. Subsequently, on March 11, 1998, Mr. Reynolds, his wife and two other director/stockholders, Jeanne D. Hubbard and Robert
L. Shell, Jr., filed a preliminary consent solicitation statement with the Securities and Exchange Commission, relating to their proposed solicitation of consents for the removal of four directors - Barbara Davis Blum, Clarence L. James, Jr., Shireen
L. Dodson and Susan Hager - and the election of four new directors - A. George Cook, Marianne Steiner, Bonita Wilson and Joseph L. Williams - to fill the vacancies created by the removal of the four directors. The Reynolds Group also filed another amendment to Schedule 13D on March 11, 1998 relating to the efforts to effect the change in the membership of the Board of Directors of the Company. Both the preliminary consent solicitation statement and the amendment to Schedule 13D stated that it is the intent of the Reynolds Group to request the nonparty directors to dismiss the lawsuit (described in Item 1) upon a change of control. On May 4, 1998 this lawsuit was dismissed by previous management and the special committee of the board of the Company. On May 18, 1998, the Reynolds Group delivered sufficient consents to the Company to effect the removal of the four directors and the election of the four new directors. On May 19, 1998 at a regularly scheduled Board of Directors Meeting Jeanne D. Hubbard was elected Chairwoman, President and CEO of the Company. At this same meeting Jeanne D. Hubbard was elected Chairwoman and CEO of the Bank and Kathleen Walsh Carr was elected President, COO and director of the Bank. At the regularly scheduled Board Of Directors meeting on June 15, 1998 Michelle D. Bernard and Lynne M. Miller were elected to the Board of The Adams National Bank.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.    Description of Exhibit

13             Abigail Adams National Bancorp, Inc. Financial
               Summary for June 30, 1998

27             Financial Data Schedule


(b)  On May 22, 1998, the Company filed a report on Form 8-K
(earliest event reported May 19, 1998) reporting that the resignation of three directors pursuant to Item 6. Resignations of Registrant's Directors.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                   Registrant



Date: August 12, 1998         /s/ Jeanne D. Hubbard
                              ------------------------
                              Jeanne  D. Hubbard
                              Chairwoman of the Board,
                              President and Director
                              (Principal Executive Officer)