Form 10QSB
period 1998-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1998-11-16
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            -------------

                             FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1998
                                 ------------------
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________ to______________

          Commission file number   0-10971
                                 __________

                   ABIGAIL ADAMS NATIONAL BANCORP, INC.
______________________________________________________________________________

       (Exact name of small business issuer as specified in its charter)

           Delaware                             52-1508198
______________________________________________________________________________
(State or other jurisdiction of          (I.R.S. Employer ID No.)
Incorporation or organization)

             1627 K Street, N.W.  Washington, D.C.      20006
______________________________________________________________________________
                  (Address of principal executive offices)


                              202-466-4090
______________________________________________________________________________
              Issuer's telephone number including area code

                                 N / A
______________________________________________________________________________
     Former name, address, and fiscal year, if changes since last report

     Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes X  No   .
                 ___   ___

     State the number of shares outstanding of each of the issuer's classes of common equity as of October 30, 1998:
           1,668,464 shares of Common Stock, Par Value $0.01/share
Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               _____   _____

                                     PART I.

______________________________________________________________________________

Item 1 - Financial Statements
______________________________________________________________________________

            ABIGAIL  ADAMS  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARY
                           Consolidated Balance Sheets
               September 30, 1998 and 1997 and December 31, 1997

                              September 30,    September30,      Dec 31,
                                 1998             1997           1997
                              ____________     ____________   ___________
Assets                        (Unaudited)       (Unaudited)    (Unaudited)
Cash and due from banks      $   5,457,560     $  5,688,064   $ 7,654,347
Short-term investments:
  Federal funds sold            13,100,000        3,950,000     6,450,000
 Restricted CD's - Rabbi Trust     185,254               --            --
  Interest-bearing deposits
  in other banks                 4,096,243        1,479,000     1,781,000
                                 _________        _________     _________
    Total short-term
    investments                 17,381,497        5,429,000     8,231,000

Securities available for sale   14,862,168       18,052,860    20,452,799
Investment securities
(market value of $8,065,386,
$8,551,040 and $7,532,256 at
September 30,1998,
September 30, 1997 and
December 31, 1997,
respectively)                    8,009,409        8,513,840     7,508,850

Loans (net of deferred
fees and unearned discounts)    85,468,733       84,728,757    85,313,591
  Less:  Allowance for loan
  losses                        (1,114,088)      (1,123,642)   (1,141,719)
                                ___________      ___________   ___________
      Loans, net                84,354,645       83,605,115    84,171,872
                                ___________      ___________   ___________

Bank premises and equipment,
net                              1,124,690          981,070     1,252,413
Other real estate owned                 --               --            --

Other assets                     2,182,405        1,707,167     1,967,733
                               ___________      ___________   ___________
      Total assets           $ 133,372,374    $ 123,977,116 $ 131,239,014
                               ===========      ===========   ===========

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Demand deposits           $ 32,887,474     $ 26,754,959  $ 27,184,087
    NOW accounts                10,329,403        7,783,730     9,880,968
    Money market accounts       28,233,617       24,893,285    26,969,638
    Savings accounts             2,347,027        1,699,123     1,898,721
    Certificates of deposit
    of $100,000 or greater      21,354,161       23,961,781    25,255,095


    Certificates of deposit
    less than $100,000          18,787,422       20,353,335    21,072,887
                                __________       __________    __________

      Total deposits           113,939,104     105,446,213   112,261,396
                               ___________     ___________   ___________

Short-term borrowings            3,527,827       2,879,419     3,489,263
Long-term borrowings/debt        1,037,882       1,095,100     1,085,936
Other liabilities                1,653,677       1,049,830     1,372,681
                               ___________     ___________   ___________
      Total liabilities        120,158,490     110,470,562   118,209,276
                               ___________     ___________   ___________

Stockholders' equity:
  Common stock, par value
  $0.01 per share, authorized
  5,000,000 shares; issued
  1,673,144 at September 30, 1998,
  1,655,906 at September 30, 1997
  and 1,651,226 shares at
  December 31, 1997;
  outstanding 1,668,464 shares
  at September 30, 1998,
  1,651,226 shares at
  September 30, 1997 and
  1,655,906 shares at
  December 31, 1997                 16,734          16,559        16,559
Surplus                         12,331,070      12,182,595    12,187,657
Retained earnings                1,035,750       1,521,505     1,044,369
                                __________      __________    __________
                                13,383,554      13,720,659    13,248,585
Less:  Employee Stock
Ownership Plan shares,
20,243 shares at cost             (175,757)       (176,899)     (175,757)
Less:  Treasury stock,
4,680 shares at cost               (28,710)        (28,710)      (28,710)
Less:  Unrealized gain (loss)
on securities, net of taxes         34,797          (8,496)      (14,380)
                                __________      __________    __________
      Total stockholders'
      equity                    13,213,884      13,506,554    13,029,738
                                __________      __________    __________
      Total liabilities and
      stockholders' equity   $ 133,372,374   $ 123,977,116 $ 131,239,014
                               ===========     ===========   ===========

            ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Consolidated Statements of Operations
             For the Period  Ended September 30, 1998 and 1997
                                (Unaudited)

                                               For the three months    For the
nine months
                                               Ended September 30,     Ended
September 30,
                                               1998        1997         1998
  1997
                                               ____        ____         ____
  ____
Interest income
  Interest and fees on loans              2,184,857  $2,138,827   $6,404,725
5,739,672
  Interest on securities
  available for sale:
    U.S. Treasury                            14,253      14,854       42,678
 18,232
    Obligations of U.S.
    government agencies
    and corporations                        260,997     136,573      818,608
401,178
                                         __________   _________    _________
_________
       Total interest on
       securities available
       for sale                             275,250     151,427      861,286
419,410
  Interest and dividends on
  investment securities:
    U.S. Treasury                            42,030      15,237       96,381
 42,087
    Obligations of U.S.
    government agencies
    and corporations                         60,848     100,627      178,107
380,341
    Mortgage-backed securities                2,779       3,662       10,443
 12,644
    Obligations of states and
    municipalities                            3,992       3,992       11,974
 11,974
    Other securities                          9,898       6,923       28,618
 28,085
                                         __________   _________    _________
_________
      Total interest and
      dividends on investment
      securities                            119,547     130,441      325,523
475,131
Interest on short-term investments:
    Federal funds sold                      175,434     116,307      381,096
254,514
    Interest on Restricted CDs
    - Rabbi Trust                             3,152          --       16,108
     --
    Deposits with other banks                29,895      21,943       82,911
 64,200
                                         __________   _________    _________
_________
      Total interest on short-
      term investments                      208,481     138,250      480,115
318,714
                                         __________   _________    _________
_________
      Total interest income               2,788,135   2,558,945    8,071,649
6,952,927
                                         __________   _________    _________
_________
Interest expense
  Interest on deposits:
    NOW accounts                             55,708      46,646      163,282
135,534
    Money market accounts                   329,129     289,760      859,186
806,053
    Savings accounts                         16,168      11,026       43,619
 31,411
    Certificates of deposit:
      $100,000 or greater                   298,864     324,740      895,741
876,882
      Less than $100,000                    251,090     284,441      838,996
739,141
                                         __________   _________    _________
_________
          Total interest
          on deposits                        950,95     956,613    2,800,824
2,589,021
      Federal funds purchased
      and repurchase agreements              47,950      31,626      139,135
  95,392
      Interest on long-term
      borrowings/debt                        18,356      19,605       55,434
  58,302
                                         __________   _________    _________
_________
        Total interest expense            1,017,265   1,007,844    2,995,393
2,742,715
                                         __________   _________    _________
_________
        Net interest income               1,770,870   1,551,101    5,076,256
4,210,212
     Provision for loan losses                   --          --      (25,000)
      --
        Net interest income
        after provision                   1,770,870   1,551,101    5,101,256
4,210,212
Other income
  Service charges on
  deposit accounts                          295,519     280,905      904,754
 845,050
  Other income                              126,641      13,737      158,405
  51,496
                                         __________   _________    _________
_________
    Total other income                      422,160     294,642    1,063,159
 896,546
                                         __________   _________    _________
_________
Other expense
  Salaries and employee
  benefits                                  541,115     544,626    2,647,040
1,627,716
  Occupancy and equipment
  expense                                   304,873     257,940      905,838
 730,633
  Professional fees                          31,278      71,589      780,024
 222,686
  Data processing fees                      168,600     137,363      426,294
 350,165
  Other operating expense                   249,799     278,030      885,270
 823,681
                                         __________   _________    _________
_________
    Total other expense                   1,295,665   1,289,548    5,644,466
3,754,881
                                        ___________   _________    _________
_________
    Income (loss) before taxes              897,365     556,195      519,949
1,351,877
  Applicable income tax expense             197,264     223,579      197,264
 532,914
                                        ___________   _________    _________
_________
     Net income                           $ 700,101   $ 332,616    $ 322,685
$818,963
                                        ===========   =========    =========
=========
Basic earnings per common
share                                     $     .42   $     .20    $     .20
$     .50
                                        ===========   =========    =========
=========
Diluted earning per common
share                                     $     .41   $     .20    $     .19
$     .49
                                        ===========   =========    =========
=========
Weighted average number of shares
  used to compute EPS:
  Basic                                   1,648,847   1,630,945    1,641,768
1,630,505
                                        ===========   =========    =========
=========
  Diluted                                 1,693,846   1,673,711    1,686,767
1,672,791
                                        ===========   =========    =========
=========

            ABIGAIL  ADAMS  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARY
                             Consolidated Statements
                       of Changes in Stockholders' Equity
             For the Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)


Employee
                                           Additional   Retained
Stock      Unrealized                Compre-
                                 Common    Paid-in      Earnings   Treasury
Ownership    Loss on                   hensive
                                 Stock     Capital     (Deficit)    Stock
Plan       Securities      Total     Income
                                ________  _________   _________   ________
_________   ___________   __________  ________

Balance at January 1,1997     $  16,547  $12,172,435 $1,191,706 $ (28,710)
$(177,791)  $  (33,990)  $13,140,197
  Net income                        ---         ---       818,963        ---
   ---         ---        818,963   818,963
  Dividends declared                ---         ---      (489,164)       ---
   ---         ---       (489,164)
Dividends on allocated shares
     of the Employee Stock
     Ownership Plan                 ---         405           ---        ---
   892         ---          1,297
  Issuance of common stock under
     the Employee Incentive Stock
     Option Plan                     12       9,755           ---        ---
   ---         ---          9,767
  Unrealized loss on securities,
     net of taxes                   ---         ---           ---         -
   ---      25,494         25,494    25,494
                                 ______   _________     _________  _________
_________  __________   __________    _______
Comprehensive Income
                                     844,457

                                     =======
Balance at September 30, 1997 $  16,559 $12,182,595    $1,521,505  $ (28,710)
$(176,899) $   (8,496)   $13,506,554
                                ======= ===========     =========  =========
==========  ==========   ==========

Balance at January 1, 1998    $  16,559 $12,187,657    $1,044,369  $ (28,710)
$(175,757) $  (14,380)    13,029,738
  Net Income                        ---         ---       322,685         ---
    ---         ---        322,685   322,685
  Dividends declared                ---         ---     (331,304)         ---
    ---         ---       (331,304)
Issuance of common stock
  under the Employee
  Incentive Option Plan             175     143,413          ---          ---
    ---         ---        143,588
  Unrealized gain/loss on
  securities net of taxes           ---         ---          ---
    ---       49,177        49,177    49,177
                                _______ ___________   __________    _________
_________   __________    __________ ________
Comprehensive Income

                                     371,862

                                    ========
Balance at Sept. 30, 1998     $  16,734 $12,331,070  $ 1,035,750   $ (28,710)
$(175,757)   $  34,797   $13,213,884
                               ======== =========== ============   =========
========    =========   ===========


           ABIGAIL  ADAMS  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                    1998              1997
                                                  _________         _________
Operating Activities
Net income                                        $ 322,685          $818,963
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Benefit for loan losses                        (25,000)               --
    Depreciation and amortization                   325,280           217,974
    Accretion of loan discounts and fees           (134,808)         (111,197)
    Amortization and accretion of discounts and
      premiums on securities                        (37,375)         (131,718)
    Provision for deferred income taxes            (777,549)         (101,724)
    Increase (decrease) in other assets             562,875          (458,343)
    Increase in other liabilities                    99,340           220,245
                                                  _________          ________
      Net cash provided by operating activities     335,448           454,200
                                                  _________         _________

Investing Activities
Proceeds from repayment and maturity of investment
     securities and securities available for sale    22,498,193   15,325,000
Proceeds from repayment of mortgage-
  backed securities                                      71,247       46,596
Purchase of investment securities                   (17,358,941) (18,917,387)
Purchase of short term investments                   (2,315,243)          --
Purchase of restricted CD's for rabbi trust            (185,254)          --
Principal collected on loans                         12,519,199    2,820,752
Loans originated                                    (13,493,164) (24,818,779)
Net decrease (increase)in short-term loans               97,822      (92,819)
Net decrease in lines of credit                         834,946      561,855
Purchase of bank premises and equipment                (197,557)    (358,993)
Other, Net                                                1,667           --
                                                     __________    _________
      Net cash provided (used) by
      investing activities                            2,472,915  (15,433,775)
                                                     __________   __________

Financing Activities
Net increase (decrease) in transaction
  and savings deposits                                7,864,108   (1,514,886)
Proceeds from issuance of time deposits              30,061,243   43,238,503
Payments for maturing time deposits                 (36,247,642) (31,432,145)
Net increase in short-term borrowings                    38,564      962,731
Payments on long-term debt                              (48,054)    (43,715)
Proceeds from issuance of common stock                  143,588       9,767
Cash dividends paid to common stockholders             (166,957)   (487,748)
                                                       _________  __________
      Net cash provided (used)
      by financing activities                         1,644,850   10,732,507
                                                      _________   __________

      Increase (decrease) in cash
      and cash equivalents                            4,453,213   (4,247,068)
      Cash and cash equivalents at beginning of year 14,104,347   13,885,132
                                                      _________  ___________

      Cash and cash equivalents at end of year      $18,557,560   $9,638,064
                                                    ===========   ==========

Supplementary disclosures:
  Interest paid on deposits and borrowings          $ 2,995,393   $2,697,404
                                                    ===========   ==========
  Income taxes paid                                         -0-   $  553,000
                                                    ===========   ==========

                     Abigail Adams National Bancorp, Inc.
                  Notes to Consolidated Financial Statements
                         September 30, 1998 and 1997



1. General
   The unaudited information at and for the nine months ended September 30, 1998 and 1997 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring
nature.   Certain reclassifications have been made to amounts previously reported in 1997 to conform with the 1998 presentation.

2. Year 2000 Issues
   The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major miscalculations or system failure and could materially impact the Company's business. Management has completed its assessment of the Year 2000 issue for all major systems. The Company has a formal written Year 2000 Plan in place, and a Year 2000 Committee which meets on a regular basis and reports at least quarterly to the Board of Directors. The Company has conducted tests of its computer applications and hardware to ensure that they will be Year 2000 compliant and has made satisfactory progress toward being Year 2000 compliant. Currently, the Bank contracts with an outside firm to provide data processing and back-room operations. The Bank has reviewed its data processing systems provided by its outside data processor which could be affected by the "Year 2000" issue and found that the company was not making satisfactory progress towards that end; therefore, the Bank converted to a new outside processor in October 1998, who has represented to the Company that it is Year 2000 compliant. The enhanced resources provided by this firm, in conjunction with the Bank's internal data management system, enable the Bank to provide a high level of customer service while effectively managing its growth. To date, representations have been received from the Bank's primary processing vendors that their systems already adequately address the Year 2000 issue or that plans have been developed to address the issue. Overall, management believes that both computer hardware and software, through documented testing, is approximately 90% compliant and will be fully compliant by December 31, 1998.
     The Bank's customers, including its borrowers, are also faced with potential Year 2000 problems. Through its Loan Committee, the Bank has analyzed its customer base to determine which types of customers are likely to be affected and has sent inquiries to those borrowers requesting in writing their steps to address the Year 2000 issue to ensure compliance. The failure of its borrowers to resolve the problem could adversely affect their operations and impair their ability to repay their loans to the Bank. Therefore, even if the Bank adequately addresses its own Year 2000 problems, it could nevertheless be materially and adversely affected if its borrowers do not also successfully resolve their Year 2000 problems.
      The Year 2000 problem is pervasive and complex, and virtually every computer operation will be affected in some way. Consequently, no assurance can be given that unforeseen problems in the computer systems used by the Bank and its software maintained by third party providers, will not have a material impact on the Bank's ability to conduct business. The Company has developed a general contingency plan for the Year 2000 issue and will have developed a detailed contingency plan by year end. An estimate of future remediation costs is $45,000, of which $30,000 is the cost of conversion to the new outside data processor in October 1998. Current data processing expense includes a $35,000 accrual for Year 2000 expenses. Any additional costs related to the Year 2000 issue will be charged to expense as they are incurred and are not expected to materially impact operating results in any one period. The Company's progress and Year 2000 plan is subject to review and examination by the Office of the Comptroller of the Currency.

3.    Contingent Liabilities
      In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.
      Under the terms of an employment agreement with the current President and Chief Executive Officer of the Bank, the Company is obligated to make payments to her totaling approximately $140,000, in the event she chooses to exercise her rights under a Severance Agreement on or before May 18, 1999.
      On February 25, 1998, the Board of Directors of the Company approved the establishment of a grantor trust for the Company and the Bank with a third party trustee for the purpose of funding the severance agreements with seven former key management officials and for other amounts payable to the former President and Chief Executive Officer in connection with the termination of their employment following a change of control. The trusts were irrevocable for one year. On May 18, 1998 the former Chairwoman, President & CEO of the company and six former management officials of the Bank exercised their rights to payments under these agreements.
      The Company maintains directors' and officers' liability insurance in the amount of $5,000,000, subject to certain exclusions. In addition, according to the by-laws, the Company is obligated to indemnify any director or officer for any losses incurred in the performance of their duties as director to the full extent authorized or permitted by Delaware general corporation law. The September 30, 1998 unaudited financial statements reflect an accrual of $240,000 for such indemnification, resulting from the Company's dismissed legal action against three directors and certain other shareholders. (See "Legal Proceedings" for additional discussion of these issues)

4.    Shareholder Rights Plan
      On April 12, 1994, the Board of Directors of the Company adopted a Rights Agreement ("Rights Agreement"), which was amended April 20, 1995. Pursuant to the Rights Agreement, the Board of Directors of the Company declared a dividend of one share purchase right for each share of the Company's common stock outstanding on April 25, 1994 ("Right"). Among other things, each Right entitles the holder to purchase one share of the Company's common stock at an exercise price of $20.11.
      Subject to certain exceptions, the Rights will be exercisable if a person or group of persons acquires 25% or more of the Company's common stock ("Acquiring Person"), or announces a tender offer, the consummation of which would result in ownership by a person or group of persons of 25% or more of the common stock, or if the Board determines that a person or group of persons holding 15% or more of the Company's common stock is an Adverse Person, as defined in the Rights Agreement.
      Upon the occurrence of one of the triggering events, all holders of Rights, except the Acquiring Person or Adverse Person, would be entitled to purchase the Company's common stock at 50% of the market price. If the Company is acquired in a merger or business combination, each holder of a Right would be entitled to purchase common stock of the Acquiring Person at a similar discount.
      The Board of Directors may redeem the Rights for $0.01 per share or amend the Plan at any time before a person becomes an Acquiring Person. The Rights expire on December 31, 2003.

5.    Employee Benefits
      The Company has adopted a Nonqualified Stock Option Plan for certain officers and key employees and has reserved 90,000 shares of common stock for options to be granted under the plan. No options have been granted to date.
      On January 23, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. The options vest beginning in 1996 at an annual rate of 20% at the end of each year and become fully vested in the event of a Change in Control, as defined in the Directors Plan, or in the event that the Director leaves the Board. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 16,416 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $6.74 for directors and $7.93 for employees. As of September 30, 1998,13,702 options have been exercised under these plans.
      On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the
date of grant.   The options granted under both the 1996 Directors Plan and the 1996 Employee Plan vest beginning in 1997 at an annual rate of 33.3% to 100% at the end of each year and become fully vested in the event of a Change in Control, as defined in the 1996 Directors Plan and the 1996 Employee Plan. Options under both plans expire not later than ten years after the date of grant. Options for a total of 22,113 shares of common stock are available for grant under the above Plans. Options totaling 20,608 were granted in 1996 at a price of $9.13 for directors and $10.74 for employees. Options totaling 1,505 were granted to employees in 1997 at prices ranging from $11.71 to $11.83. As of September 30, 1998, 4,994 options have been exercised under these plans. No options were granted in 1997 or 1998.
      On March 29, 1996, the Company granted the former President and Chief Executive Officer a nonqualified stock option to purchase 75,000 shares at a price equal to 85% of the fair market value of the Company's common stock on the date of grant ($6.74). The option became fully vested at the time the former President and CEO left the employment of Company and the Bank. These options have not been exercised as of September 30, 1998.
      Compensation expense is recognized on the Directors Plan, the 1996 Directors Plan and the options granted to the former President and Chief Executive Officer in an amount equal to the difference between the quoted market price of the stock at the date of grant and the amount the employee/director is required to pay, ratably over the five year vesting periods.
     On April 16, 1996, the Company and the Bank adopted an employee stock ownership plan ("ESOP") with 401(k) provisions, replacing the Bank's former 401(k) Plan, which covered all full-time employees 21 years of age or older who have completed one year of service. Participants may elect to contribute to the ESOP a portion of their salary, which may not be less than 1% nor more than 15%, of their annual salary (up to $9,500 for 1997). In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Employee contributions and the employer's matching contributions immediately vest. The initial employer's discretionary contribution was immediately vested. All future employer's discretionary contributions are vested as follows: 33 and 1/3% for one year of service; 66 and 2/3% for two years of service; 100% for three years of service, however, an employee's vested percentage will not be less than their vested percentage under the former 401(k) Plan.

6.    Earnings Per Common Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earning per share for entities with publicly held common stock or potential common stock. Basic earnings per share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted average number of shares of common stock. Diluted earnings per share is calculated by dividing net income, after deduction for preferred stock dividends, by the weighted average number of shares of common stock and common stock equivalents , unless determined to be anti-dilutive. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.

                             Nine Months Ended             Nine Months Ended
                             September 30, 1998            September 30, 1997
                             Basic          Diluted        Basic       Diluted
                             EPS            EPS            EPS          EPS
                             _____          _______        _____       _______
Net Income                   322,685        322,685        818,963     818,963
Dividends on Preferred
Stock                        n/a            n/a            n/a         n/a
Income Available to
Common Stockholders          322,685        322,685        818,963     818,963

Weighted average share
outstanding                  1,641,768      1,641,768      1,630,505
1,630,505
Weighted average
dilutive effect of
Stock Option Plans           n/a            44,999         n/a         42,286

Adjusted Weighted
average shares
Outstanding                  1,641,768      1,686,767      1,630,505
1,672,791

Basic EPS                    $.20                          $.50
Diluted EPS                                 $.19                       $.49

7.  New Financial Accounting Standards

(a)   Disclosure of Information about Capital Structure
      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" SFAS No. 129). SFAS No. 129 continues the existing requirements for companies to disclose the pertinent rights and privileges of all securities other than ordinary common stock, but expands the number of companies subject to portions of its requirements. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS No. 129 is not expected to have a material impact on the Company.

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

(d) Employers' Disclosures about Pensions and Other Postretirement Benefits In February 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" - an amendment of FASB Statements No. 87, 88 and 106" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirement for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. SFAS No. 132 also eliminates certain disclosures which were required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 is effective for the Company on January 1, 1998. The implementation of SFAS No. 132 will not have a material impact on the Company.

(e)   Accounting for Derivative Instruments and Hedging Activities
      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualified hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company may also implement the Statement as of the beginning of any fiscal quarter beginning June 16, 1998 and thereafter. Statement 133 cannot be applies retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The implementation of SFAS 133 will not have a material impact on the Company.




PART I.  FINANCIAL INFORMATION (Continued)
______________________________________________________________________________

2. Management's Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________
The following discussion should be read and reviewed in conjunction Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-KSB for the year ended December 31, 1997.

Overview
     Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $133,372,000 at September 30, 1998 as compared to $131,239,000 at December 31, 1997. Total assets at September 30, 1998 increased by $2,133,000 from December 31, 1997 predominantly due to an increase in short term investments. Total deposits increased by $1,678,000 during the same period to $113,939,000 at September 30, 1998, due primarily to increases in demand deposit, NOW, and money markets accounts offset by planned decreases in large certificates of deposits.

      The Company reported net income for the first nine months of 1998 of $323,000, or $0.20 per share, for an annualized return on average assets of
 .33% and an annualized return on average equity of 3.28%. Net income for the third quarter of 1998 was $700,000, an increase of 186% from June 30, 1998. Net income for the first nine months of 1997 was $819,000 or $0.50 per share, with a return on assets of .96% and a return on equity of 8.21%.Compared to the first nine months of 1997, net income declined 60.6%. Income taxes of $197,000 for the first nine months of 1998 reflects a 63% decrease over the comparable 1997 period. Increases in net interest income and other income were offset by increases in legal fees and salary expense. The legal expense was incurred by previous management in the law suit against three directors and other shareholders, which was later dismissed, and in the suit filed by two minority shareholders. Salary expense increased due to the severance payments paid under an employment contract and severance agreements to seven former employees.


Analysis of Net Interest Income
     Net interest income, the most significant component of the Company's earnings, increased by $866,000, or 21%,to $5,076,000 for the first nine months of 1998, as compared to $4,210,000 for the comparable 1997 period. Average earning assets for the first nine months of 1998 of $121,501,000 increased by $14,661,000, or 13.7%, over the comparable 1997 period. The increase in net interest income resulted from increased earning assets and the collection of interest on nonaccrual loans for the current period. The net interest spread for the first nine months of 1998 of 4.02% and a net interest margin of 5.35% for the same period, reflected increase of 14 basis points and 7 basis points, respectively, from the prior year.



Other Income
      Total other income increased by approximately $167,000, or 19%, to $1,063,000 for the first nine months of 1998, primarily due to increased income recognized on ATM transactions and the recovery of prior year legal expense on charged off loans.

Other Expense
      Salaries and benefits of $2,647,000 for the first nine months of 1998 increased by $1,019,000 or 62.6%, over the first nine months of 1997, due primarily to payments of the severance agreements and employment contracts of the seven former management employees. Net occupancy expense of $906,000 for the first nine months of 1998 reflects an increase of $175,000, or 24%, from one year earlier due both to the opening of the new branch during 1997 and additional depreciation associated with office renovations and technology investments. Professional fees of $780,000 for the first nine months of 1998 increased by $557,000 from one year earlier, due primarily to legal expenses associated with the lawsuits against three directors and other shareholders of the Company. Data processing expense of $426,000 for the first nine months of 1998 increased by $76,000 over the prior year due to the conversion costs associated with changing data processors to be Year 2000 compliant, increased activity levels and item charges, as well as, other Year 2000 compliance costs. Other operating expense of $885,000 for the first nine months of 1998 reflects an increase of $62,000 over the prior year due primarily to increases in advertising, public relations, printing, and regulatory fees.


Income Tax Expense
      Income tax expense of $197,000 for the first nine months of 1998 reflects a decrease of $336,000 over the $533,000 tax expense recorded one year earlier due to a decrease in pretax income. The Company's effective tax rate for the first nine months of 1998 was 38% as compared to 39% for the first nine months of 1997.

Analysis of Loans
      The loan portfolio at September 30, 1998 of $85,469,000 increased by $155,000 or .18%, as compared to the December 31, 1997 balance of $85,314,000. New loans of $13,493,000, exclusive of short-term loans and lines of credit, were originated in the first nine months of 1998. Loan principal payments of $12,519,000 offset this increase. The loan to deposit ratio at June 30, 1998 was 74.1% as compared to 76% at December 31, 1997. On average, the loan to deposit ratio for the first nine months of 1998 was 73%, as compared to 82% during the comparable period of the prior year. The Bank has not experienced any deterioration in its loan portfolio as a result of the Year 2000 issue. Management will continue to monitor its loan portfolio for deterioration associated with borrower's inability to be Year 2000 compliant.

Loan concentrations at September 30, 1998 and December 31, 1997 are summarized as follows:

                                   Loan Concentrations
                      At September 30, 1998 and December 31, 1997

                                     Sept 30,         Dec 31,
                                        1998            1997
                                     _______         _______
     Service industry                    34%             34%
     Real estate development/finance     30              31
     Wholesale/retail                    24              23
     Other                               12              12
                                     _______         _______
       Total                            100%            100%
                                     =======         =======



Analysis of Investments
     Securities available for sale totaling $22,498,000 matured during the first nine months of 1998 as compared to purchases of $17,359,000 during the same period. These securities transactions coupled with scheduled amortization and accretion for the first nine months accounted for the $5,591,000 decrease in the available for sale portfolio to $14,862,000 at September 30, 1998 as compared to $20,453,000 at December 31, 1997. Long-term investment purchases of $7,003,000 partially offset by maturities totaling $6,503,000 and normal pay downs on mortgage-backed and other amortizing securities, account for the $501,000 decrease in long-term investments to $8,009,000 at September 30, 1998 from $7,509,000 at December 31, 1997.

     Short term investments increased $9,150,000 from December 31, 1997 to $17,381,000, primarily due to proceeds from maturing investment securities that were not reinvested in similar investments.


Noninterest-Earning Assets
     Cash and due from banks of $5,457,000 at September 30, 1998 decreased by $2,197,000 from the December 31, 1997 balance of $7,654,000. This decrease is due to the investment of previously unearning deposits and fluctuations in cash in the normal course of business for the Bank.


Deposits
     Total deposits of $113,939,000 at September 30, 1998 increased by $1,677,000, or 1.5%, from the December 31, 1997 balance of $112,261,000.
Demand deposits of $32,887,000 at September 30, 1998 reflect a $5,703,000, or 21%, increase from the $27,184,000 balance at December 31, 1997, due principally to growth in the deposits of the Company's new branches, as well as, normal fluctuations in the deposits of some of the Company's large corporate customers. Normal fluctuations in the deposits of both personal and nonprofit accounts make up a significant portion of the $448,000 increase in NOW accounts to $10,329,000 at September 30, 1998, as compared to $9,881,000 at December 31, 1997. Money market accounts of $28,234,000 at September 30, 1998 increased by $1,264,000 from the $26,970,000 balance reported at December 31, 1997, due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Certificates of deposit at September 30, 1998 of $40,142,000 decreased by $6,186,000 from the $46,328,000 balance at December 31, 1997, with certificates of deposit $100,000 and over decreasing by $3,901,000 and certificates of deposit under $100,000 decreasing by $2,285,000. The decrease in certificates of deposit over $100,000 is primarily due to decreases in both brokered deposits and collateralized government deposits.

     Average noninterest-bearing demand deposits for the first nine months of 1998 of $32,024,000 increased by $8,118,000, or 34%, from the comparable 1997 period, while average interest-bearing deposits increased by $9,774,000 during the same period to $81,956,000. For the first nine months of 1998, average NOW accounts of $10,822,000 increased by $3,360,000, and average money market deposits $27,184,000 increased by $3,323,000 over the prior ear's average balance. Average certificates of deposit $100,000 and over decreased slightly to $21,407,000 for the first nine months of 1998, as compared to the first nine months of 1997. Average certificates of deposit under $100,000 for the first nine months of 1998 of $20,336,000 increased by $2,475,000 over the comparable period of the prior year. Average noninterest-bearing deposits to average total deposits during the first nine months of 1998 represent 39% as compared to 33% one year earlier.

Asset Quality
Loan Portfolio and Adequacy of Allowance for Loan Losses
     The Company manages the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of individual borrowers, establishment of lending limits to individuals and application of lending procedures, such as the holding of adequate collateral and the maintenance of compensating balances. As part of the underwriting process, commercial borrowers must indicate in writing that they are aware of the Year 2000 issue and are either Year 2000 compliant or in the process of becoming Year 2000 compliant. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio as well as general and regional economic conditions.
      Net recoveries during 1997 added to the level of available reserves. However, strong loan growth during 1997, coupled with a more conservative allocation of the loan loss reserves to nonclassified commercial and real estate loans resulted in a decrease in the unallocated portion of the allowance for loan losses at December 31, 1997 as compared to earlier periods. During the first quarter of 1998, the Abigail Adams National Bancorp, Inc., the parent company, down streamed $2,000,000 in capital to its wholly-owned subsidiary, The Adams National Bank (the "Bank"), thus enabling the Bank to repurchase loan participations from the Company on which the Company maintained a $25,000 loan loss reserve. As a result, during the first quarter of 1998, with loans no longer outstanding at the parent company and with an increasing unallocated balance in the Bank's allowance for loan losses, the parent company reversed the $25,000 loan loss reserve recorded on its books. Throughout this process, the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,114,000 at September 30, 1998 to be adequate.

     At September 30, 1998, the allowance for loan losses as a percentage of outstanding loans was 1.30% as compared to 1.34% at December 31, 1997.



                               Allocation of Allowance for Loan Losses
                              At September 30, 1998 and December 31, 1997
                                            (In thousands)

                                  September 30,             December 31,
                                      1998                      1997
                             _______________________   _____________________
                             Reserve      % of loans   Reserve    % of loans
                              Amount  to total loans   Amount    total loans
                             _______  ______________   _______   ___________
Specific Reserves:
  Commercial                     $99            8.9%       $ 8           .7%
  Commercial Real Estate          24            2.1        256         22.4
General Reserves:
  Commercial                     375           33.7        261         22.9
  Commercial Real Estate         372           33.4        268         23.4
  Consumer                        60            5.4         75          6.6
  Loan Commitments                21            1.9         39          3.4
Unallocated                      163           14.6        235         20.6
                             _______        _______     ______       ______
  Total                      $ 1,114          100.0%    $1,142        100.0%
                             =======        =======     ======       ======

     Transactions in the allowance for loan losses for the nine months ended September 30, 1998 and 1997 are summarized as follows:

                        Transactions in the Allowance for Loans Losses for the
                                Nine Months Ended September 30, 1998 and 1997
                                               (In thousands)

                                                 1998               1997
                                                ______             ______
    Balance at January 1                        $1,142             $1,048
      Benefit                                      (25)
      Recoveries:
        Commercial                                  20                105
        Real estate - mortgage                      13                 35
        Installment to individuals                  78                 13
                                                ______             ______
        Total recoveries                           111                153

      Loans charged off:
        Commercial                                 (59)                (3)
        Installment to individuals                 (55)               (75)
                                                ______             ______
        Total charge-offs                         (114)               (78)
                                                ______             ______
        Net recoveries (charge-offs)                (3)                75
                                                ______             ______
    Balance at June 30                         $ 1,114             $1,123
                                                ======             ======
    Ratio of net recoveries (charge-offs)
      to average loans (1)                        0.05%              0.13%
                                                ======             ======

__________________
(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the nine months ended September 30, 1998 and 1997.



Nonperforming Assets
     Nonaccrual loans at September 30, 1998 of $390,000 decreased by $21,000 from the $411,000 reported at December 31, 1997. Nonaccrual loans at September 30, 1998 include loans guaranteed by the U.S. Small Business Administration ("SBA") totaling $62,000. Banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee on an average of 100% of the total. Loans past due 90 days or more decreased to $28,000 at September 30, 1998 from $103,000 at December 31, 1997, due principally to transfers to nonaccrual status.

                                  Analysis of Nonperforming Assets
                               At September 30, 1998 and December 31,1997
                                            (In thousands)

                                             September 30,     December 31,
                                                 1998              1997
                                             _____________     ____________
     Nonaccrual loans:
       Commercial                                  $    23          $    411
       Real estate - commercial mortgage                89
       Installment - individuals                       278
                                                      ____              ____
         Total nonaccrual loans (1)                    390               411
                                                      ____              ____
     Past due loans:
       Commercial                                       --
       Real estate - commercial mortgage                --                96
       Credit Cards                                     28
       Installment - individuals                        --                 7
      Total past due loans                              28               103

     Restructured loans:
       Commercial                                       --
         Total restructured loans                       --


         Total nonperforming assets                  $ 418              $ 514
                                                     =====              =====
         Total nonperforming assets exclusive
         of SBA guaranteed balances                  $ 368              $ 420
                                                     =====              =====
     Ratio of nonperforming assets
       to gross loans plus foreclosed properties (2)   .49%               .60%
     Ratio of nonperforming assets to total
       assets (2)                                      .31%               .39%
     Percentage of allowance for loan losses to
       nonperforming assets (2)                      266.6%             222.2%

____________________________
(1) Nonaccrual loans include $62,000 and $104,000 in loans guaranteed by the SBA at September 30, 1998 and December 31, 1997, respectively. The outstanding balance of these loans are insured for 80%, or $50,000 and 90%, or $94,000, respectively.

(2)  Ratios include SBA guaranteed loan balances.

Potential Problem Loans
     At September 30, 1998 and December 31, 1997, respectively, loans totaling $1,237,000 and $1,154,000 were classified as potential problem loans which are not reported in the table entitled "Analysis of Nonperforming Assets." The loans are subject to management attention as a result of financial difficulties of the borrowers and their classification is reviewed on a quarterly basis.


Interest Sensitivity
     Through the Bank's Asset/Liability Investment Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analysis of the interest sensitivity positions of major asset and liability categories. A rate sensitivity position is computed for various repricing intervals by calculating rate sensitivity gaps. In these rate sensitivity positions, interest earning assets and interest bearing liabilities are distributed based on their repricing opportunities, giving consideration to projected prepayment patterns, historical relationships to changes in market interest rates, or call dates of securities in light of current market interest rates. Rate sensitivity gaps constantly change as funds are acquired and invested. As a result of inherent limitations in this type of analysis, the Company does not necessarily attempt to maintain a matched position for each time frame. To augment this analysis, the Company also prepares an analysis of the effect on net interest income if all market rates were to uniformly increase or decrease by 1%, 2% and 3% as compared to the results of a flat interest rate environment. Based on the Company's interest sensitivity position and the analyses performed on the effect of interest rate movements at September 30, 1998 net interest income will not be materially impacted by either a rising or declining interest rate environment.

Liquidity and Capital Resources

Liquidity
     Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $22,654,000 in cash and short-term investments at September 30, 1998, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At September 30, 1998, the Company had $5,272,000 in unpledged securities which were available for such use. As a percentage of total assets, the amount of these cash equivalent assets at September 30, 1998 and December 31, 1997 was 21% and 18%, respectively. Normal fluctuations in the deposit levels of some of the Company's large corporate customers resulted in corresponding fluctuations in the Company's liquidity position (short-term investments). The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 81% of average total deposits for the nine months ended September 30, 1998 and 71% of average total deposits for the nine months ended June 30, 1997. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $2,000,000 in liquidity, as well as, access to other collateralized borrowing programs. The Company maintained an average loan to deposit ratio of 76% and 82% for the first nine months of 1998 and 1997 respectively, and can access collateralized deposit programs through U.S. government agencies to raise additional deposits, when liquidity needs dictate.

     Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank is eligible to borrow up to approximately $1,606,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages, as well as, investment securities. At September 30, 1998, $1,038,000 in borrowings from the FHLB were outstanding.

     The Bank is eligible to increase the maximum amount to be borrowed by $7,962,000 with the purchase of up to $63,900 in additional stock in the FHLB. The Company has adequate resources to meet its liquidity needs.

     Increases in deposit levels and the repayment and maturity of loans and investment securities comprise the majority of the Company's net cash inflows from financing activities for the first nine months of 1998. Loan originations, the purchase of investment securities, and maturing time deposits, during the first nine months of 1998 constitute the majority of the Company's cash outflows from investing activities.

Stockholders' Equity

     Stockholders' equity at September 30, 1998 of $13,214,000 increased by $184,000 from December 31, 1997. The net income of $323,000 for the first nine months of 1998 combined with stock options exercised in the amount of $144,000 and an unrealized gain on investment securities of $49,000, offset by the dividends declared in the first and third quarters of $331,000, accounted for the increase. Average stockholders' equity as a percentage of average total assets for 1998 was 10.03% as compared to 11.69% for the comparable prior year period.

     Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk- adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At September 30, 1998, the Company's total risk-based capital ratio and Tier 1 capital ratio of 14.24% and 13.13%, respectively, met the regulatory definition of "well-capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The Company's September 30, 1998 ratios are based on total capital of $14,293,000, Tier 1 capital of $13,179,000 and risk adjusted assets of $100,407,000. At September 30, 1998, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 12.58% and 11.46%, respectively, also met the definition of "well-capitalized." The September 30, 1998 ratios for the Bank are based on total capital of $12,524,000, Tier 1 capital of $11,410,000 and risk-adjusted assets of $99,552,000.

     The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk-based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At September 30, 1998, the Company's and the Bank's Tier 1 leverage ratios based on annual average assets of

$130,679,000 and $129,880,000 were 10.01% and 7.97%, respectively, meeting the regulatory definition of "well-capitalized."



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

     On May 4, 1998, the Company discontinued this action by the filing of a Notice of Dismissal without prejudice. The directors put previous management on notice that to the best of their belief and knowledge, they were entitled to indemnification for their legal expenses in defending themselves in this lawsuit. During the second quarter of 1998, $240,000.00 was escrowed in professional fees for the indemnification of these expenses.

     On May 29, 1998 a suit was filed in The Court of Chancery of the State of Delaware by Rose Z. Thorman and Martha Burke as custodian for Holly McMackin, Jake McMackin, Ashtyn Talley and Casey Talley against Marshall T. Reynolds, Jeanne D. Hubbard, Robert H. Shell, Jr. and Ferris Baker Watts, defendants, and Abigail Adams National Bancorp, Inc., Nominal Defendant asserting claims for individual, derivative and class action for: (1) breach of fiduciary duties of loyalty and disclosure; (2) aiding and abetting breach of fiduciary duties; and (3) tortious interference with economic and contractual relations. The Company has hired Delaware counsel and intends to vigorously defend this suit. A motion to dismiss this suit was filed on or before July 31, 1998 and all filings regarding this motion are complete. The Company is awaiting the judge's ruling on the Motion to Dismiss.

      On June 8, 1998 a suit was filed in United States District Court, District of Delaware by Rose Z. Thorman, and Martha Burke, individually and as custodian for Holly McMackin, Jake McMackin, Ashtyn Talley and Casey Talley, Plaintiffs against Abigail Adams National Bancorp, Inc. a Delaware

Corporation, Nominal Defendant, and Marshall T. Reynolds, Jeanne D. Hubbard, Robert L. Shell, Jr. and Ferris Baker Watts, Incorporated, a Delaware Corporation, Defendants asserting claims under 15 U.S.C. Sec. 78n(a) - Action of violations of 14(a) resulting from defendants': (1) solicitations of proxies without filing proxy statements with the SEC; (2) failure to provide persons solicited with proxy statements concurrent or in advance of the solicitation; and (3) solicitations containing false or misleading statements of material facts. The Company has hired Delaware counsel and intends to vigorously defend this suit. Counsel for the plaintiffs has entered into a stipulation agreement to extend the time for answering, moving or otherwise pleading in this case until the Chancery Court has ruled upon the motions to dismiss filed in these cases in court.

      On July 22, 1998, Thomas O. Griel, a former executive officer of the Bank filed a suit in the District of Columbia District Court alleging wrongful termination and requesting $2 million in damages from the Bank and its former President and CEO. The Company believes that the suit is without merit and will vigorously defend it. The Bank is covered by insurance and the insurance company has been notified of this suit.

      On October 26, 1998, the Bank was served with notice of a second suit filed against the Bank by Thomas O. Griel, a former executive officer of the bank alleging that officers of the bank are thwarting his efforts to organize a new bank and defaming his character and requesting $2 million in damages. The Company believes that the suit is without merit and will vigorously defend it. The Bank is covered by insurance and the insurance company has been notified of this suit.



Item 2 - Changes in Securities and Use of Proceeds

     None

Item 3 - Defaults Upon Senior Securities

     None

Item 4 - Submission of Matters to Vote of Security Holders

     The Company dud not conduct a solicitation of its security holders during the period under report.

Item 5 - Other Matters

     On December 30, 1997, Mr. Reynolds and certain related stockholders (the "Reynolds Group") filed an amendment to their report of beneficial ownership on Schedule 13D originally filed on May 1, 1995 and subsequently amended, which amendment stated, among other things, that the

Reynolds Group may seek to effect a change in the composition of the Board of Directors of the Company. Subsequently, on March 11, 1998, Mr. Reynolds, his wife and two other director/stockholders, Jeanne D. Hubbard and Robert L. Shell, Jr., filed a preliminary consent solicitation statement with the Securities and Exchange Commission, relating to their proposed solicitation of consents for the removal of four directors - Barbara Davis Blum, Clarence L. James, Jr., Shireen L. Dodson and Susan Hager - and the election of four new directors - A. George Cook, Marianne Steiner, Bonita Wilson and Joseph L. Williams - to fill the vacancies created by the removal of the four directors. The Reynolds Group also filed another amendment to Schedule 13D on March 11, 1998 relating to the efforts to effect the change in the membership of the Board of Directors of the Company. Both the preliminary consent solicitation statement and the amendment to Schedule 13D stated that it is the intent of the Reynolds Group to request the nonparty directors to dismiss the lawsuit (described in Item 1) upon a change of control. On May 4, 1998 this lawsuit was dismissed by previous management and the existing board of the bank. On May 18, 1998, the Reynolds Group delivered sufficient consents to the Company to effect the removal of the four directors and the election of the four new directors. On May 19, 1998 at a regularly scheduled Board of Directors Meeting Jeanne D. Hubbard was elected Chairwoman, President and CEO of the Company. At this same meeting Jeanne D. Hubbard was elected Chairwoman and CEO of the Bank and Kathleen Walsh Carr was elected President and COO of the Bank. At the regularly scheduled Board Of Directors meeting on June 15, 1998 Michelle D. Bernard and Lynne M. Miller were elected to the Board of The Adams National Bank. At the regularly scheduled meeting of the Board of Directors on September 15, 1998 Carl Hecht was elected to the Board of The Adams National Bank.


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.         Description of Exhibit
___________         ______________________

13                  Abigail Adams National Bancorp, Inc. Financial Summary for
                    September 30, 1998

27                  Financial Data Schedule


(b) On May 22, 1998, the Company filed a report on Form 8-K(earliest event reported May 22, 1998)reporting that the resignation of three directors pursuant to Item 6. Resignations of the Registrant's Directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ABIGAIL ADAMS NATIONAL BANCORP, INC.

                                           ___________________________________

                                                        Registrant



Date: November 12, 1998                      /s/Jeanne D. Hubbard
      _________________                      ____________________

                                             Jeanne  D. Hubbard
                                             Chairwoman of the Board,
                                             President and Director
                                             Principal Executive Officer)