Form 10KSB40
period 1998-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1999-04-14
CIK 356809

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                               -----------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ______ to ___________

     Commission file number 0-10971
                      ABIGAIL ADAMS NATIONAL BANCORP. INC.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)


        Delaware                                        52-1508198
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

1627 K Street, N.W., Washington, D C.                                      20006
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

                     Common Stock par value $.01 per share
--------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
    -   --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $12,088,000

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ SmallCap Market as of March 29, 1999, was $13.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 29, 1999 the Company had issued and outstanding 2,086,483 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders of Abigail Adams National Bancorp, Inc., to be filed with the Securities and Exchange Commission on or before April 30, 1999, are incorporated herein by reference in Part III of this Annual Report on Form 10-KSB.

                                     PART I
                                     ------

Item 1.        Business

General

     Abigail Adams National Bancorp, Inc. (the "Company") is a Delaware-chartered bank holding company which conducts business through its wholly-owned bank subsidiary, The Adams National Bank (the "Bank"). The Bank serves the nation's capital through five full-service offices located in Washington, D.C. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company's assets consist primarily of shares of the Bank's common stock and cash it receives from the Bank in the form of dividends or other capital distributions. At December 31, 1998, the Company had consolidated assets of $128,881,000, deposits of $108,665,000 and stockholders' equity of $13,599,000. The Bank exceeds all applicable regulatory capital requirements. See "Supervision and Regulation."

     The Bank was founded in 1977 as a national bank. Its deposits are federally insured to the maximum amount permitted by law.

     The executive office of both the Company and the Bank is located at 1627 K Street, N.W., Washington, D.C. 20006. The telephone number is (202) 466-4090.

Market Area

     The Bank draws most of its customer deposits and conducts most of its lending activities from and within the Washington, D.C. metropolitan region, including suburban Virginia and Maryland. The nation's capital attracts a significant number of businesses of all sizes, professional corporations and national nonprofit organizations. The Bank actively solicits banking relationships with these firms and organizations, as well as their professional staff, and with the significant population of high net worth individuals who live and work in the region.

Services of the Bank

     The Bank is a community oriented financial institution offering a full range of banking services to its customers. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds to provide a broad level of commercial and retail banking services in Washington, D.C. and the surrounding communities.

     The services offered by the Bank can be broadly characterized as being commercial or retail in nature. Commercial services offered by the Bank include offering a variety of commercial real estate and commercial business loans, cash management services, letters of credit and collateralized repurchase agreements. Commercial business loans are typically made on a secured basis to corporations, partnerships and individual businesses. To a lesser extent, the Bank offers consumer loans to its retail customers. The Bank's retail banking services also include offering a variety of deposit account products including transaction accounts, money market accounts, certificates of deposit and Individual Retirement Accounts. The Bank uses funds it has on hand as well as borrowings in order to fund its lending and investment activities.

     The Bank has automated teller machine access to the MOST and CIRRUS systems. The Bank also offers its customers computer banking and 24 hour telephone banking services, VISA credit card services and custodial services.

Lending Activities

     The Bank provides a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofit organizations and other organizations. These services include, but are not limited to, commercial business loans, commercial real estate loans, renovation and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit, with an emphasis on commercial real estate lending. Consumer lending primarily consists of automobile, home equity and personal loans made on a direct, secured basis. Real estate loans are originated for both commercial and consumer purposes. To a lesser extent, the Bank originates one-to-four family mortgage or residential loans and construction loans. The Bank offers loans which have fixed rates as well as loans with rates which adjust periodically. At December 31, 1998, approximately 72% of the Bank's total loan portfolio was comprised of loans with adjustable rates.

     The Bank provides financing to nonprofit organizations for construction and renovation of local headquarters, working capital lines of credit and equipment financing. Current nonprofit customers of the Bank include organizations which focus on issues relating to children's rights, community housing, education and health care. At December 31, 1998, commercial and real estate loans to these customers totaled $2,279,257.

     Commercial and real estate lending is performed by the Bank's Lending Division, which is comprised of five loan officers and a credit analyst. The Treasury Division includes the Loan Operations' staff of five, who are responsible for preparing loan documents, recording and processing new loans and loan payments, ensuring compliance with regulatory requirements, and working with the Lending Division, in order to ensure the timely receipt of all initial and ongoing loan documentation and the prompt reporting of any exceptions. Credit analysis on loans is performed by either individual loan officers or the credit analyst, using a credit analysis computer program, which provides not only the flexibility necessary to analyze loans but also the structure to ensure that all documentation requirements are appropriately met.

     Policies and procedures have been established by the Bank to promote safe and sound lending. Loan officers have individual lending authorities based on the individual's seniority and experience. Loans in excess of individual officers' lending limits are presented to the Officers' Loan Committee ("OLC"), which meets weekly, and is comprised of all loan officers and the President of the Bank. While a maximum of three loan officers may pool their loan authorities to approve a loan, most loans over $100,000 are brought to the OLC. The OLC has authority to approve unsecured loans up to $250,000 and secured loans up to $500,000. Loans over $250,000 on an unsecured basis and over $500,000 on a secured basis are brought to the Executive Loan Committee ("ELC"), which meets approximately twice per month. The ELC is comprised of two outside directors and the President of the Bank. In addition to approving new loans, this Committee approves the restructuring of existing loans, reviews past due loans and approves the charge-off of loans.

     Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolio in dollar amounts is presented (before deductions for allowances for losses) as of the dates indicated.


                                                          At
                                                      December 31,
                                                   1998          1997
                                                -------------------------

Commercial....................................  $23,094,000   $20,254,000
 Real Estate:
   Commercial mortgage........................   43,924,000    41,730,000
   Residential mortgage.......................   20,190,000    17,531,000
Construction or development...................    5,154,000     3,498,000
Installment to individuals....................    2,069,000     2,569,000
                                                -----------   -----------
   Total Loans:                                  94,431,000    85,582,000
Less: Deferred income and unearned discounts..     (211,000)     (268,000)
                                                -----------   -----------
   Total, net.................................  $94,220,000   $85,314,000
                                                ===========   ===========

Commercial Business Lending

     The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one year to three years. These loans often require that borrowers maintain certain levels of deposits with the Bank as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 1998, commercial loans totaled $23,094,000.

     The Bank also offers SBA-guaranteed loans which provide better terms and more flexible repayment schedules than conventional financing. As lending requirements of small businesses grow to exceed the Bank's lending limit, the Bank has the ability to sell participations in these larger loans to other financial institutions. The Bank believes that such participations will help to preserve lending relationships while providing a high level of customer service. At December 31, 1998, SBA-guaranteed loans totaled $3,745,000.

Real Estate Lending

     At December 31, 1998, the Bank's real estate loan portfolio consisted of commercial real estate mortgages totaling $43,924,000, and residential real estate mortgages totaling $20,190,000. The majority of these loans have adjustable rates. Commercial real estate loans are generally for terms of five years and amortize over a 15- and 25-year period. Commercial real estate loans are generally originated in amounts up to 75% loan to value of the underlying collateral.

     The majority of the $5,154,000 in loans classified as construction and land development loans at December 31, 1998 are primarily for construction and renovation of commercial real estate properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending involves significant additional risks as compared to one-to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers. The payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Bank limits the aggregate amount of outstanding construction loans, and generally makes such loans only in its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Bank also obtains appraisals on each property in accordance with applicable regulations.

Consumer Lending

     The Bank's consumer lending includes loans for motor vehicles, home improvement, home equity, small personal credit lines and credit card borrowings. Consumer loans generally involve more risk than first mortgage residential and commercial real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. At December 31, 1998, consumer loans totaled $2,069,000.

Delinquencies and Classified Assets

     Collection Procedures. Outstanding loans are reviewed on a weekly basis. When a loan becomes 10 days past due, loan officers attempt to contact the borrower. Generally, loans that are 30 days delinquent will receive a default notice from the Bank. With respect to consumer loans, the Bank will commence efforts to repossess the collateral after the loan becomes 30 days delinquent. Generally, after 90 days the Bank will commence legal action.

     Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 1998, the Bank had nonperforming loans of $431,000 and a ratio of nonperforming loans to total assets of .46%.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of other real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 1998, the total allowance was $1,134,000, which amounted to 1.2% of total loans and 262% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses.

     For the year ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans of $295,000 been current in accordance with their original terms amounted to $32,000. The amounts that were included in interest income on such loans was $0 for the year ended December 31, 1998. For further information regarding the Bank's allowance for loan losses and asset quality see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Asset Quality" in the Annual Report to Shareholders and Note 4 to the Notes to the Consolidated Financial Statements.

Investment Activities

     The Bank's investment portfolio consists of short-term U.S. Treasury securities and obligations of U.S. Government agencies and corporations. At December 31, 1998, U.S. Treasury securities totaled $4,009,000, of which $1,007,000 were classified as available for sale. At that date, investments in obligations of U.S. Government agencies and corporations totaled $16,806,000 of which $12,806,000 were classified as available for sale. Total investment securities were $21,789,000 at December 31, 1998. For further information regarding the Bank's investments see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Analysis of Investments" in the Annual Report to Shareholders.

Deposits

      The Bank offers a variety of deposit accounts with a range of interest rates and terms. The flow of deposits is influenced by a variety of factors including general economic conditions, changes in market rates, prevailing interest rates and competition. The Bank relies on competitive pricing of its deposit products and customer service to attract and retain deposits, however market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.


                                                  December 31,
                                     --------------------------------------
                                            1998                1997
                                     ------------------  ------------------
                                      Amount   Percent    Amount   Percent
                                     --------  --------  --------  --------
                                             (Dollars in Thousands)

Demand deposits..................    $ 31,058     28.6%  $ 27,184     24.2%
Savings accounts.................       2,798      2.6      1,899      1.7
NOW accounts.....................       9,499      8.7      9,881      8.8
Money market accounts............      26,207     24.1     26,969     24.0
                                     --------    -----   --------    -----
Total non-certificates...........      69,562     64.0     65,933     58.7
                                     --------    -----   --------    -----

Total certificates...............      39,103     36.0     46,328     41.3
                                     --------    -----   --------    -----
Total deposits...................    $108,665    100.0%  $112,261    100.0%
                                     ========    =====   ========    =====

     The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of December 31, 1998.


Certificate accounts maturing in                   Weighted
--------------------------------          Total     Average     Percent of
quarter ending:                          Balance      Rate        Total
--------------                         ----------  ----------   ----------
                                             (Dollars in Thousands)

Less than 3 months..................   $   14,980        5.23%        38.3%
More than 3 months..................       11,191        5.04         28.6
More than 6 months..................       11,065        5.21         28.3
More than 1 year....................        1,544        5.46          4.0
More than 3 years...................          323        6.20           .8
More than 5 years...................           --          --           --
                                       ----------  ----------   ----------
    Total...........................   $   39,103        5.19%       100.0%
                                       ==========  ==========   ==========

     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.


                                                   Maturity
                               -------------------------------------------------
                                           Over      Over
                               3 Months   3 to 6   6 to 12     Over
                               or Less    Months    Months   12 Months   Total
                               --------  --------  --------  ---------  --------
                                                (In Thousands)

Certificates of deposit less
 than $100,000................. $ 7,692   $ 4,307   $ 7,798     $1,148   $20,945

Certificates of deposit of
 $100,000 or more..............   7,288     6,884     3,267        719    18,158
                                -------   -------   -------     ------   -------

Total certificates of deposit.. $14,980   $11,191   $11,065     $1,867   $39,103
                                =======   =======   =======     ======   =======


-------------------------------------------------------------
/(1)/ Deposits from governmental and other public entities.

Borrowed Funds

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and securities sold under agreements to repurchase for the periods indicated. The Bank had no other borrowings outstanding at the date indicated.

                                                 At December 31,
                                            ------------------------
                                              1998            1997
                                            --------        --------
                                                (In Thousands)

Maximum Balance:
---------------
 FHLB advances.....................         $1,086           $1,139
 Securities sold under agreements
  to repurchase....................          4,899            5,048

Average Balance:
---------------
 FHLB advances.....................         $1,052           $1,111
 Securities sold under agreements
  to repurchase....................          3,920            2,724


 The following table sets forth certain information as to the Bank's borrowings at the dates indicated.


                                                 At December 31,
                                            ------------------------
                                              1998            1997
                                            --------        --------
                                                (In Thousands)


  FHLB advances......................       $1,023           $1,086
  Securities sold under agreements
    to repurchase....................        4,648            3,489
                                            ------           ------
    Total borrowings.................       $5,671           $4,575
                                            ======           ======
  Weighted average interest rate of
    FHLB advances....................         6.99%            6.93%
  Weighted average interest rate of
   securities sold under agreements
    to repurchase....................         4.70%            4.95%

Competition

     The Bank faces strong competition among financial institutions in Washington, D.C., Northern Virginia and suburban Maryland for both deposits and loans. Principal competitors include other community commercial banks and larger financial institutions with branches in the Bank's service area. Intense competition is expected to continue as bank mergers and acquisitions of smaller banks by larger institutions in the Washington, D.C. metropolitan region may be expected to continue for the foreseeable future.

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

Employees

     At December 31, 1998, the Company employed 53 people on a full time basis. The employees are not represented by a union and management believes that its relations with its employees are good.

Supervision and Regulation

     The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

     The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any activities, or acquire shares of companies engaged in activities that are deemed by the Federal Reserve Board to be so closer, related to banking or managing or controlling banks as to be a proper incident thereto.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. The validity of the source of strength doctrine has been and is likely to continue to be the subject of litigation-until definitively resolved by the courts or by Congress.

The Bank

     The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency (the"OCC"). If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound practices,'' to require affirmative action to correct any conditions resulting from any violation of law or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a bank's deposit insurance, in the absence of action by the OCC and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. The Bank is not subject to any such actions by the OCC or the FDIC.

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

Restrictions on Transfers of Funds to the Company by the Bank

     The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by Delaware corporate law. In addition, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus.

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

Capital Standards

     The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury secures, to 100% for assets with relatively high credit risk, such as business loans.

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

     Only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Under FDIC regulations, an institution is generally considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I capital (leverage) ratio of at least 5%. Federal law generally requires full-scope on-site annual examinations of all insured depository institutions by the appropriate federal bank regulatory agency although, the examination may occur at longer intervals for small well-capitalized or state chartered banks.

     Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See Note 8 of the Notes to Consolidated Financial Statements. The federal banking agencies issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital.

     The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization's financial condition. Factors which are not evaluated include
(i) overall interest rate exposure; (ii) quality and level of earnings; (iii) investment or loan portfolio concentrations; (iv) quality of loans and investments; (v) the effectiveness of loan and investment policies; (vi) certain risks arising from nontraditional activities and (vii) management's overall ability to monitor and control other financial and operating risks, including the risks presented by concentrations of credit and nontraditional activities. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets. Market risk of a banking organization--risk of loss stemming from movements in market prices--is not evaluated under the current risk-based capital ratio analysis (and is therefore analyzed by the bank regulators through a general assessment of an organization's capital adequacy) unless trading activities constitute 10% of $1 billion or more of the assets of such organization. Such an organization (unless exempted by the banking regulators) and certain other banking organization designated by the banking regulators must, beginning on or before January 1, 1998, include in its risk-based capital ratio analysis charges for, and hold capital against, general market risk of all positions held in its trading account and of foreign exchange and commodity positions wherever located, as well as against specific risk of debt and equity positions located in its trading account. Currently, the Company does not calculate a risk-based capital charge for its market risk.

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

     The FDIC implemented a final risk-based assessment system, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. On August 8, 1995, the FDIC issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 2 basis points effective for the semi-annual period beginning January 1, 1996.

     Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The Bank was not required to pay a deposit insurance premium for 1998.

     In addition to the payment of deposit insurance assessments, depository institutions are required to make quarterly assessment payments to the FDIC on their BIF assessable deposits, which will be paid FICO to enable it to pay interest and certain other expenses on bonds which it issued pursuant to the Financing Institutions Reform, Recovery and Enforcement Act of 1989, as amended, to facilitate the resolution of failed savings associations. Pursuant to the Federal Home Loan Bank Act, FICO, with the approval of the FDIC, establishes assessment rates based upon estimates of (i) expected operating expenses, case resolution expenditures and income of FICO; (ii) the effect of assessments upon members' earnings and capital; and (iii) any other factors deemed appropriate by it. Assessment rates for 1998 were set at 1.2 basis points annually for BIF-assessable deposits, subject to quarterly review and adjustment.

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

Interstate Banking and Branching

     Under the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Act"), beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state generally without regard to state law prohibitions on such acquisitions. A bank holding company, however, can not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out of state banks. An out of state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement. Since June 1, 1997 (and prior to that date in some instances), banks have been able to expand across state lines where qualifying legislation adopted by certain states prior to that date prohibits such interstate expansion. Banks may also expand across state lines through the acquisition of an individual branch of a bank located in another state or through the establishment of a de novo branch in another state where the law of
                               --------
the state in which the branch is to be acquired or established specifically authorizes such acquisition or de novo branch establishment.
                               --------

Factors Affecting Future Results

     In addition to historical information, this Form 10-KSB includes certain forward looking statements that involve risks and uncertainties such as statements of the Company's plans, expectations and unknown outcomes. The Company's actual results could differ materially from management expectations. Factors that could contribute to those differences include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in ownership status resulting in, among other things, the loss of eligibility for participation in government and corporate programs for minority and women-owned banks, change in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

Item 2.   Properties.

     The principal executive offices of the Company and the main office of the Bank are located in leased space at 1627 K Street, N.W., Washington, D.C. 20006. The Bank leases four other offices, located at 2905 M Street, N.W., Washington, D.C. 20007; Union Station, 50 Massachusetts Avenue, N.E., Washington, D.C. 20002; 1604 17th Street, N.W., Washington, D.C. 20009 and 802 7th Street,:N.W., Washington, D.C. 20001. An additional ATM was opened in Union Station in 1989 and a third ATM was opened in Union Station in May 1994. Leases for these facilities expire as follows:

          Location                                   Expiration of Lease
          --------------------------------------------------------------

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

     In 1998, the Company and the Bank incurred rental expense on leased real estate of approximately $582,000. The Company considers all of the properties leased by the Bank to be suitable and adequate for their intended purposes.

Item 3. Legal Proceedings

     Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or the Bank is a party or to which any of their property is subject, except for the matter discussed below.

     On May 29,1998 a suit was filed in the Court of Chancery of the State of Delaware by Rose Z. Thorman and Martha Burke as custodian for Holly McMackin, Jake McMackin, Ashtyn Talley and Casey Talley against Marshall T. Reynolds, Jeanne D. Hubbard, Robert H. Shell, Jr. and Ferris Baker Watts, Inc., defendants, and Abigail Adams National Bancorp, Inc., nominal defendant asserting claims for individual, derivative and class action for: (1) breach of fiduciary duties of loyalty and disclosure; (2) aiding and abetting breach of fiduciary duties; and (3) tortious interference with economic and contractual relations. The Company has hired Delaware counsel and is vigorously defending this suit. A motion to dismiss this suit was filed on or before July 31, 1998 by the Company and the stockholders/directors. The Court of Chancery has granted the plaintiffs leave to file an amended compliant. The plaintiffs have agreed to dismiss Ferris Baker Watts, Inc. from the state action. The Company is awaiting the judge's ruling on the Motion to Dismiss.

     On June 8, 1998 a second suit was filed in United States District Court, District Court of Delaware by Rose Z. Thorman and Martha Burke, individually and as custodian for Holly McMackin, Jake McMackin, Ashtyn Talley and Casey Talley Plaintiffs against the Company, Nominal Defendant and Marshall T. Reynolds, Jeanne D. Hubbard, Robert H. Shell, Jr. and Ferris Baker Watts, Inc. The federal action is based on the same facts underlying the State action, and asserts both derivative claims on behalf of the bank and individual claims on behalf of the stockholders of the Bank. The complaint in the federal action alleges that certain stockholders/directors of the Bank, and Marshall T. Reynolds, Jeanne D. Hubbard, Robert H. Shell, Jr., as well as the investment banking firm, Ferris Baker Watts, Inc. violated the Securities Exchange Act of 1934 (the "Exchange Act") in soliciting proxies against the proposed merger between the Bank and Ballston Bancorp, which was not approved by the shareholders at a special meeting held December 31, 1997, and also alleges that the individual stockholders/directors violated the Exchange Act in soliciting proxies to remove four directors of the Bank. The Company has hired Delaware counsel and is vigorously defending this suit. The District Court has stayed the Federal action pending a decision in the state action.

     Management and the Board of Directors of the Company have reviewed the above-described litigation and believe that it will prevail on the merits. Consequently, the Company has not accrued for a potential adverse result.

Item 4. Submission of Matters to a Vote of Security-Holders.

        None


                                    PART II
                                    -------

Item 5.     Market for Registrant's Equity and Related Stockholder Matters.

       (a) The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol AANB.

       The following table sets forth the range of the high and low bid prices of the Company's Common Stock for the prior eight calendar quarters and is based upon information provided by Nasdaq.

                                           Prices of Common Stock
                                      --------------------------------
                                                             Dividends
                                         High        Low       Paid
                                      ----------  ---------  ---------
Calendar Quarter Ended/(1)/
March 31, 1997                        $  9.80     $  9.00       $  .08
June 30, 1997                           10.60        9.20          .08
September 30, 1997                      11.00        8.60          .08
December31, 1997                        11.60        9.80           --
March 31, 1998                          11.50       11.20          .08
June 30, 1998                           11.80       11.60           --
September 30, 1998                      12.20       12.00          .08
December 31, 1998                       14.20       13.60          .08


/(1)/ Common Stock market data gives effect to a five-for-four stock spilt in the form of a stock dividend which took place on December 31, 1998.

     (b)    As of December 31, 1998, the Company had 601 stockholders of record.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Management's Discussion and Analysis is incorporated by reference to the Company's Annual Report to Shareholders, which is filed as Exhibit 13 hereto.

Item 7. Financial Statements and Supplementary Data.

        See Annual Report to Shareholders which is filed at Exhibit 14 hereto.


                                    PART III

        The information called for by Items 9, 10, 11 and 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by the Form 10-KSB.

Item 9.   Directors and Executive Officers of the Registrant.

Item 10.  Executive Compensation.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

Item 12.     Certain Relationships and Related Transactions.

Item 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

10.4         Non-Qualified Stock Option Agreement (9)

10.5         1996 Employee Incentive Stock Option Plan and Agreement (10)

10.6         1996 Directors Stock Option Plan and Agreement (11)

10.7 Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) provisions, dated February 18, 1997 (12)

10.7.1 Second Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions (12)

10.8 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee and The Adams National Bank (14)

10.9 Lease Agreement dated November I, 1992 between Chase Manhattan Bank, N.A. as Trustee and The Adams National Bank (15)

10.10 Lease Agreement dated April 21, 1988 between Union Station Joint Venture, Ltd. and The Adams National Bank (16)

10.11 Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank
          (17)

10.12 Amendment dated December 20, 1993 to Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (18)

10.13 Lease Agreement dated December 20, 1993 between Union Station Joint Venture,~Ltd., and The Adams National Bank (19)

10.14 Sublease Agreement dated September 1, 1981, as amended September 1, 1984, between 2909 M Associates and The Adams National Bank (20)

10.15 Lease Agreement dated March 6, 1996 between 1604 17th Street Limited Partners and The Adams National Bank (21)

10.16 Lease Agreement dated January 8, 1997 between Riverdale International, Inc. and The Adams National Bank (22)

10.17 Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank (23)

10.18 Special Program Financial Services Agreement dated December 30, 1993 between IBAA Bancard, Inc. and The Adams National Bank (24)

10.19 Deposit Insurance Transfer and Asset Purchase Agreement dated as of May 1, 1992 by and among the Federal Deposit Insurance Corporation as Receiver of Metropolitan Bank, N.A., the Federal Deposit Insurance Corporation and The Adams National Bank (25)

10.20 Asset Pool Proposal Form and the Asset Pool Sale Agreement dated as of July 6, 1993 by and among the Federal Deposit Insurance Corporation as Receiver of City National Bank, the Federal Deposit Insurance Corporation and The Adams National Bank (26)

10.21 Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (27)

13        Annual Report to Shareholders

21        Subsidiaries of the Registrant (28)

27        Financial Data Schedule for Bank Holding Companies


----------------------------
(1) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2) Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4) Incorporated by reference to Exhibits 1-3 of the Company's Registration Statement on Form 8-A dated April 12, 1994.

(5) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-K/A dated April 21, 1995.

(6) Incorporated by reference to Exhibit l0(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and Exhibit l0(i) of the Company's Annual Report on Form 10K for fiscal year ended December 31, 1989.

(7) Incorporated by reference to Exhibit 10.2.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(8) Incorporated by reference to Exhibit 10.2.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(9) Incorporated by reference to Exhibit 10.2.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10) Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(11) Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form10-K for the fiscal year ended December 31, 1996.

(12) Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(14) Incorporated by reference to Exhibit l0(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(15) Incorporated by reference to Exhibit l0(e) of the Company's Annual Report on Form 10-K for the fiscal year ended. December 31, 1992.

(16) Incorporated by reference to Exhibit l0(f) of the Company's Quarterly Report on Form10-Q for the quarter ended September 30, 1988.

(17) Incorporated by reference to Exhibit l0(g) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

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

(19) Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(20) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(21) Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(23) Incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(24) Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(25) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(26) Incorporated by reference to Exhibit 10 of the Company s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(27) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-K/A, dated April 21, 1995.

(28) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

          (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersized, "hereunto duly authorized.

                              ABIGAIL ADAMS NATIONAL BANCORP, INC.
                              ------------------------------------


     Date: April 8, 1999 By:  /s/ Jeanne D. Hubbard
                              ---------------------
                              Jeanne D. Hubbard, Chairwoman of the Board,
                              President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Jeanne D. Hubbard                         By: /s/ Karen Schafke
    ---------------------------------------           ---------------------------------------
    Jeanne D. Hubbard, Chairwoman of the Board        Karen Schafke, Principal Financial
     and Chief Executive Officer                       and Accounting Officer

Date: April 8, 1999                                Date: April 8, 1999

By: /s/ A. George Cook                             By: /s/ Marshall T. Reynolds
    ---------------------------------------           ---------------------------------------
    A.George Cook, Director                            Marshall T. Reynolds, Director

Date: April 8, 1999                                Date: April 8, 1999

By: /s/ Robert L. Shell                            By: /s/ Marianne Steiner
    ---------------------------------------           ---------------------------------------
    Robert L. Shell, Jr., Director                    Marianne Steiner, Director

Date: April 8, 1999                                Date: April 8, 1999

By: /s/ Joseph L. Williams                         By: /s/ Bonita A. Wilson
    ---------------------------------------           ---------------------------------------
    Joseph L. Williams, Director                      Bonita A. Wilson, Director

Date: April 8, 1999                                Date: April 8, 1999

By: /s/ Kathleen W, Carr
    ---------------------------------------
    Kathleen W. Carr, Director

Date: April 8, 1999

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

10.4      Non-Qualified Stock Option Agreement (9)

10.5      1996 Employee Incentive Stock Option Plan and Agreement (10)

10.6      1996 Directors Stock Option Plan and Agreement (11)

10.7 Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) provisions, dated February 18, 1997 (12)

10.7.1 Second Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions (12)

10.8 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee and The Adams National Bank (14)

10.9 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee and The Adams National Bank (15)

10.10 Lease Agreement dated April 21, 1988 between Union Station Joint Venture, Ltd. and The Adams National Bank (16)

10.11 Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank
          (17)

10.12 Amendment dated December 20, 1993 to Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (18)

10.13 Lease Agreement dated December 20, 1993 between Union Station Joint Venture,~Ltd., and The Adams National Bank (19)

10.14 Sublease Agreement dated September 1, 1981, as amended September 1, 1984, between 2909 M Associates and The Adams National Bank (20)

10.15 Lease Agreement dated March 6, 1996 between 1604 17th Street Limited Partners and The Adams National Bank (21)

10.16 Lease Agreement dated January 8, 1997 between Riverdale International, Inc. and The Adams National Bank (22)

10.17 Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank (23)

10.18 Special Program Financial Services Agreement dated December 30, 1993 between IBAA Bancard, Inc. and The Adams National Bank (24)

10.19 Deposit Insurance Transfer and Asset Purchase Agreement dated as of May 1, 1992 by and among the Federal Deposit Insurance Corporation as Receiver of Metropolitan Bank, N.A., the Federal Deposit Insurance Corporation and The Adams National Bank (25)

10.20 Asset Pool Proposal Form and the Asset Pool Sale Agreement dated as of July 6, 1993 by and among the Federal Deposit Insurance Corporation as Receiver of City National Bank, the Federal Deposit Insurance Corporation and The Adams National Bank (26)

10.21 Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (27)

21        Subsidiaries of the Registrant (28)

27        Financial Data Schedule for Bank Holding Companies


----------------------
(1) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2) Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4) Incorporated by reference to Exhibits 1-3 of the Company's Registration Statement on Form 8-A dated April 12, 1994.

(5) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-K/A dated April 21, 1995.

(6) Incorporated by reference to Exhibit l0(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and Exhibit l0(i) of the Company's Annual Report on Form 10K for fiscal year ended December 31, 1989.

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

(9) Incorporated by reference to Exhibit 10.2.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10) Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(11) Incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(12) Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(13)      Reserved

(14) Incorporated by reference to Exhibit l0(d) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(15) Incorporated by reference to Exhibit l0(e) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(16) Incorporated by reference to Exhibit l0(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988.

(17) Incorporated by reference to Exhibit l0(g) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

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

(19) Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(20) Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(21) Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(23) Incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(24) Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(25) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(26) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(27) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-KA, dated April 21, 1995.

(28) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

          (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997