Form 10QSB
period 1999-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1999-05-10
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1999
                              ------------------------------------

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

         Commission file number   0-10971
                                ____________________________________________

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of April 29, 1999:
             2,087,987 shares of Common Stock, Par Value $0.01/share
Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               ----   ----

                                     PART I.

--------------------------------------------------------------------------------
Item 1 - Financial Statements
--------------------------------------------------------------------------------

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  March 31, 1999 and 1998 and December 31, 1998
                                   (Unaudited)

                                                                                      March 31,        March 31,           Dec 31,
                                                                                       1999              1998                1998
                                                                                   -------------    --------------    --------------
Assets
Cash and due from banks                                                             $ 10,410,195      $ 8,771,647      $ 5,836,099
Short-term investments:
  Federal funds sold                                                                     460,000       10,175,000        3,793,204
  Restricted CD's - Rabbi Trust                                                               --        1,132,266             --
  Interest-bearing deposits in other banks                                             1,590,537        1,880,000        1,814,084
                                                                                       ----------       ----------       ----------
    Total short-term investments                                                       2,050,537       13,187,266        5,607,288

Securities available for sale                                                         12,337,902        16,747,565      13,813,009
Investment securities (market value of $6,988,499, $6,058,118 and $8,027,302 at March 31,1999, March 31, 1998 and
  December 31, 1998, respectively)                                                     6,975,770         6,063,852       7,976,376

Loans (net of deferred fees and unearned discounts)                                   98,205,769        82,483,660      94,219,747
  Less:  Allowance for loan losses                                                    (1,139,580)      (1,138,257)      (1,134,128)
                                                                                      -----------      -----------      -----------
      Loans, net                                                                      97,066,189        81,345,403      93,085,619
                                                                                      -----------       ----------      -----------

Bank premises and equipment, net                                                       1,131,437         1,291,436       1,159,827
Other assets                                                                           1,718,519         1,850,289       1,403,106
                                                                                    -------------     ------------    -------------
      Total assets                                                                 $ 131,690,549     $ 129,257,458   $ 128,881,324
                                                                                   ==============    =============   ==============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Demand deposits                                                                 $ 33,445,553      $ 30,422,028    $ 31,058,149
    NOW accounts                                                                       9,321,501        10,721,978       9,499,197
    Money market accounts                                                             25,563,868        24,443,852      26,207,011
    Savings accounts                                                                   2,986,983         2,156,873       2,797,881
    Certificates of deposit of $100,000 or greater                                    19,087,623        23,085,404      18,158,496
    Certificates of deposit less than $100,000                                        20,221,950        19,008,902      20,944,354
                                                                                     ------------     ------------     ------------
      Total deposits                                                                 110,627,478       109,839,037     108,665,088
                                                                                    -------------     ------------    -------------

  Short-term borrowings                                                                5,121,051         4,288,796       4,647,740
  Long-term borrowings/debt                                                            1,007,178         1,067,168       1,022,711
  Other liabilities                                                                    1,188,989           734,532         946,502
                                                                                   --------------     ------------      -----------
      Total liabilities                                                              117,944,696       115,929,533     115,282,041
                                                                                     ------------      -----------    -------------

Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 6,250,000 shares;  issued
     2,092,333 at March 31, 1999, 2,076,144 at March 31, 1998
    and 2,091,760 shares at December 31, 1998;  outstanding  2,086,483 shares at
    March 31, 1999, 2,070,864 shares at March 31, 1998 and
    2,085,910 shares at December 31, 1998                                                 20,924            20,762          20,918
  Surplus                                                                             12,486,553        12,270,601      12,482,926
  Retained earnings                                                                    1,565,792         1,309,085       1,325,052
                                                                                      -----------     ------------    ------------
                                                                                      14,073,269        13,600,448      13,828,896
  Less:  Employee Stock Ownership Plan shares, 23,396 shares at cost                   (204,716)         (219,687)       (204,716)
  Less:  Treasury stock, 5,850 shares at cost                                           (28,710)          (28,710)        (28,710)
  Less:  Unrealized gain (loss) on securities, net of taxes                             (93,990)          (24,126)           3,813
                                                                                    -------------   --------------     ------------

      Total stockholders' equity                                                      13,745,853       13,327,925       13,599,283
                                                                                     ------------     ------------     ------------
      Total liabilities and stockholders' equity                                   $ 131,690,549    $ 129,257,458    $ 128,881,324
                                                                                   ==============   ==============   =============

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations and
                              Comprehensive Income
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                                   1999               1998
                                                                                              --------------      -------------
Interest income
  Interest and fees on loans                                                                    $ 2,132,158         $2,124,451
  Interest on securities available for sale:
    U.S. Treasury                                                                                    14,256             14,201
    Obligations of U.S. government agencies and corporations                                        161,338            281,744
                                                                                                  ----------          ---------
        Total interest on securities available for sale                                             175,594            295,945
  Interest and dividends on investment securities:
    U.S. Treasury                                                                                    37,416             21,881
    Obligations of U.S. government agencies and corporations                                         80,371             51,532
    Mortgage-backed securities                                                                        2,022              4,014
    Obligations of states and municipalities                                                          3,991              3,991
    Other securities                                                                                  8,971              8,878
                                                                                                 -----------           --------
        Total interest and dividends on investment securities                                       132,771             90,296
  Interest on restricted interest-bearing deposits with other banks                                      --              3,849
  Interest on short-term investments:
    Federal funds sold                                                                               42,365             97,206
    Deposits with other banks                                                                        17,738             26,304
                                                                                                  ----------        -----------
        Total interest on short-term investments                                                     60,103            123,510
                                                                                                  ----------        -----------
        Total interest income                                                                      2,500,626         2,638,051
                                                                                                   ---------        -----------
Interest expense
  Interest on deposits:
    NOW accounts                                                                                     46,047             56,190
    Money market accounts                                                                           222,626            280,673
    Savings accounts                                                                                 19,381             12,935
    Certificates of deposit:
      $100,000 or greater                                                                           247,664            301,997
      Less than $100,000                                                                            252,757            322,145
                                                                                                  ----------          ---------
        Total interest on deposits                                                                  788,475            973,940
     Federal funds purchased and
       repurchase agreements                                                                         44,515             41,785
     Interest on long-term borrowings/debt                                                           17,382             18,467
                                                                                                 -----------          ---------
        Total interest expense                                                                      850,372         1, 034,192
        Net interest income                                                                       1,650,254          1,603,859
Provision (benefit) for loan losses                                                                  15,000           (25,000)
                                                                                                 -----------      ------------
         Net interest income after benefit for loan losses                                        1,635,254          1,628,859

Other income
  Service charges on deposit accounts                                                               368,279            295,695
  Other income                                                                                       53,227             15,392
                                                                                                 -----------        -----------
        Total other income                                                                          421,506            311,087
                                                                                                  ----------         ----------
Other expense
  Salaries and employee benefits                                                                    591,456            586,641
  Occupancy and equipment expense                                                                   324,435            285,209
  Professional fees                                                                                  60,078            183,238
  Data processing fees                                                                               99,928            118,699
  Other operating expense                                                                           249,379            328,012
                                                                                                 -----------       ------------
        Total other expense                                                                       1,325,276          1,501,799
                                                                                                 -----------        -----------
       Income before taxes                                                                          731,484            438,147
Applicable income tax expense                                                                       285,279            173,431
                                                                                                 -----------        -----------

        Net income                                                                                $ 446,205         $  264,716

                                                                                                                     Continued:

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations and
                        Comprehensive Income (Continued)
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                             1999               1998
                                                                        --------------      -------------
Other Comprehensive income:
     Unrealized (losses) gains on securities, before tax                    $(158,672)          $(40,333)
      Income tax expense related to items of other
         Comprehensive income                                                  64,682             16,207
                                                                               ------             ------

      Other comprehensive income, net of tax                                  (93,990)           (24,126)
                                                                              --------           --------

Comprehensive income                                                          $352,215           $240,590
                                                                              ========           ========



Earnings per common share:

        Basic earnings per share                                            $     .22        $       .13
                                                                            ==========       ============
        Diluted earnings per share                                          $     .21        $       .13
                                                                            ==========       ============

       Weighted average number of shares used to compute EPS:
            Basic                                                            2,062,966          2,039,585
                                                                             =========          =========
            Diluted                                                          2,120,384          2,097,955
                                                                             =========          =========

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 1999, and 1998
                                   (Unaudited)

                                                                                            Employee   Accumulated
                                                   Additional     Retained                   Stock       Other
                                       Common        Paid-in      Earnings     Treasury     Ownership  Comprehensive
                                        Stock        Capital     (Deficit)       Stock        Plan      Income (loss)        Total
                                       ------      ----------    ---------     --------     ---------  --------------        ------

Balance at December 31, 1997         $ 20,699     $12,227,447   $1,044,369    $ (28,710)      $(219,687)    $ (14,380)   $13,029,738

  Net income                             ---             ---       264,716          ---             ---           ---       264,716
  Dividends declared                     ---             ---           ---          ---             ---           ---           ---
  Issuance of shares under Employee
    Incentive Stock Option Plan            63          43,154          ---          ---             ---           ---         43,217
  Release of shares under
    Employee Stock Ownership
    Plan                                  ---             ---          ---          ---             ---           ---           ---
  Unrealized gain on securities,
     net of taxes                         ---             ---          ---          ---             ---        (9,746)       (9,746)
                                    ---------       ---------    ---------    ---------        --------     ----------    ----------

Balance at March 31, 1998             $20,762     $12,270,601   $1,309,085     $(28,710)      $(219,687)     $(24,126)   $13,327,925
                                     ========     ===========   ===========   ==========      ==========     =========   ===========



Balance at December 31, 1998          $20,918     $12,482,926   $1,325,052    $ (28,710)      $(204,716)       $ 3,813   $13,599,283

  Net income                             ---             ---       446,205          ---             ---           ---       446,205
  Dividends declared                     ---             ---     (205,465)          ---             ---           ---      (205,465)
  Issuance of shares under Employee
    Incentive Stock Option Plan            6           3,627          ---           ---             ---           ---          3,633
  Release of shares under
    Employee Stock Ownership
    Plan                                 ---             ---          ---           ---             ---           ---            ---
  Unrealized gain on securities,
     net of taxes                        ---             ---          ---           ---             ---       (97,803)      (97,803)
                                    --------       ---------    ---------     ---------        --------     ----------    ----------

Balance at March 31, 1999           $ 20,924     $12,486,553   $1,565,792    $ (28,710)      $(204,716)     $(93,990)   $13,745,853
                                    ========     ===========   ===========   ==========      ==========     =========   ===========

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                             1999                       1998
                                                                          --------                  ---------
Operating Activities
Net income                                                               $ 446,205                 $ 264,716
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Provision (Benefit) for loan losses                                     15,000                   (25,000)
    Depreciation and amortization                                          118,418                   107,879
    Accretion of loan discounts and fees                                   (35,845)                  (58,905)
    Accretion of discounts and premiums on securities                         2,185                  (22,463)
    (Benefit) provision for deferred income taxes                          (74,646)                   17,283
    (Increase) decrease in other assets                                   (240,768)                   100,161
    Increase (decrease) in other liabilities                                300,315                 (631,464)
                                                                         ----------             -------------

      Net cash provided by operating activities                             530,864                 (247,793)
                                                                         ----------             -------------

Investing Activities
Proceeds from repayment and maturity of investment securities            2,300,000                 4,998,193
Proceeds from maturity of securities available for sale                  1,000,000                 7,500,000
Proceeds from repayment of mortgage-backed securities                        9,765                    12,185
Purchase of investment securities                                                0                (3,554,113)
Purchase of securities available for sale                                 (991,869)               (3,800,000)
Net decrease (increase)in short-term investments                            223,547                  (99,000)
Purchase of restricted investments                                                0              (1,132,266)
Principal collected on loans                                              3,784,820                8,695,087
Loans originated                                                        (4,677,552)               (6,327,698)
Net decrease (increase) in short-term loans                               (290,036)                  219,492
Net decrease (increase) in lines of credit                              (2,776,959)                  323,493
Purchase of bank premises and equipment                                    (90,028)                 (146,902)
                                                                         ----------             -------------

      Net cash provided (used) by investing activities                  (1,508,312)                 6,688,471
                                                                        -----------                 ---------

Financing Activities
Net increase in transaction and savings deposits                         1,755,671                 1,811,316
Proceeds from issuance of time deposits                                 10,270,951                11,316,677
Payments for maturing time deposits                                    (10,064,228)              (15,550,353)
Net increase in short-term borrowings                                      473,311                   799,533
Payments on long-term debt                                                 (15,533)                  (18,768)
Proceeds from issuance of common stock                                       3,633                    43,217
Cash dividends paid to common stockholders                               (205,465)                       ---
                                                                      -------------            --------------

      Net cash provided (used) by financing activities                   2,218,340               (1,598,378)
                                                                      -------------            --------------
      Increase in cash and cash equivalents                              1,240,892                 4,842,300
      Cash and cash equivalents at beginning of year                     9,629,303                14,104,347
                                                                      -------------               -----------

      Cash and cash equivalents at end of year                          $10,870,195             $ 18,946,647
                                                                        ===========             =============


Supplementary disclosures:

  Interest paid on deposits and borrowings                                $ 875,427             $   1,120,039
                                                                          =========             =============

  Income taxes paid                                                      $  150,000             $         --
                                                                         ==========             =============

                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998



1.    General
      The unaudited information at and for the three months ended March 31, 1999 and 1998 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to amounts previously reported in 1998 to conform with the 1999 presentation.

2.    Year 2000 Issues
      Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing in general. There is concern that on January 1, 2000 computers will be unable to handle the century date change, and as a consequence, there may be wide spread system malfunctions. To address this situation the Bank developed a formal Year 2000 committee comprised of the Bank's senior management and members of the Board of Directors. The Bank developed a year 2000 project plan in June 1997, and diligent efforts have been made to complete the project plan on schedule. The Bank's project plan follows the guidelines set forth by the Federal Financial Institutions Examination Council (FFIEC) and includes five phases; assessment, evaluation, renovation, validation, and implementation. During the first quarter of 1999, the project was substantially complete, including the process of client specific testing with key vendors. Management of the Bank believes all "mission critical" applications have been identified and appropriate renovations have been made. The Bank has identified potential information and non information technology applications including, for example, electrical utilities, telephone services, alarm systems and building access systems, which may have problems associated with the year 2000. To the extent applications suppliers assert their applications are year 2000 ready, whether they are information technology or non information technology related, the Bank is currently testing and validating their claims, while working toward solutions with others. However, legal recourse against the Bank's third party vendors may be limited to having the third party vendor correct any service deficiency that fails in the event the service is not year 2000 compliant. Management does not believe that it would be able to obtain any material compensatory or punitive damages in the event a vendor is not year 2000 compliant. All systems for which the Bank has control have been tested and/or certified by vendors for year 2000 compliance. Extraneous systems, such as electrical utilities and telephone services, should they fail will have an impact on our ability to perform daily functions. The progress of these vendors is being closely monitored. In the event that these systems are not ready, the Bank has prepared a contingency plan that will enable business to be conducted without them.

      The Bank contracts with Fiserv Atlanta to provide all direct processing of the Banks' loan and deposit transactions, together with calculations of interest income and expense thereon. Fiserv Atlanta has completed all testing and renovations of their systems. Proxy tests were conducted in

December 1998 by several banks and the results were provided to the Bank for review. The Bank performed client specific testing with Fiserv during the first quarter of 1999. These tests confirmed the ability of Fiserv Atlanta systems and software to handle the century date change.

      Since the Bank's business relies on the ability of computers to track and credit deposits and loan repayments, the failure of the Bank's computer systems would materially and adversely affect the Bank's ability to conduct its business. The Bank's loan portfolio primarily consists of commercial loans and loans secured by residential and commercial real estate. The Bank does not believe that its residential real estate lending operations are dependent on borrowers' compliance with the year 2000 issue. With respect to outstanding loans made to commercial borrowers, the Bank has reviewed all commercial loan files and assigned risk factors to each loan relating to credit problems which might arise with respect to year 2000 issues. In addition, the Bank's loan officers have asked their commercial borrowers to advise the Bank of the exposure of the borrower's business to the year 2000 issue and how the borrower is addressing the year 2000 issue. In this regard, the Bank has sent its commercial loan customers a letter asking them if they are aware of the year 2000 issue and the potential exposure of the customer's business to the year 2000 issue, and what steps they have taken to remediate any problems that they might have in becoming year 2000 compliant. Bank personnel follow-up the letter with a telephone call to its customers to discuss each customer's exposure to the year 2000 and the customer's contingency plans to become year 2000 compliant. With respect to new commercial loans, all borrowers must describe how dependent their business is on computer technology, the actions taken by the borrower to ensure that their business or property will not be adversely affected by the year 2000 issue, and the contingency planning the borrower is undertaking to ensure their business is year 2000 compliant. As part of the loan underwriting process, commercial borrowers must indicate in writing to the Bank that they are aware of the year 2000 issue and are either year 2000 compliant, or are taking steps to become year 2000 compliant. As a result of its actions, the Bank believes that its commercial borrowers are aware of the year 2000 issue and are taking actions to become year 2000 compliant.

      Management has estimated the future remediation costs to be $15,000. Incremental expenses for the Bank to address the Year 2000 issue are not expected to materially impact operating results in any one period.


3.    Contingent Liabilities
      In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

         Under the terms of an employment agreement with the current President and Chief Executive Officer of the Bank, the Company is obligated to make payments to her totaling approximately $140,000, in the event she chooses to exercise her rights under a Severance Agreement on or before May 18, 1999, and these funds are held in a grantor trust established on February 25, 1998.

         Under the terms of an employment agreement with the former President and Chief Executive Officer, the Company is obligated to make payments up to $12,000 for the continuation of her former benefits to May 18, 2000. These funds are held in a grantor trust established on February 25, 1998.

         The Company maintains directors' and officers' liability insurance in the amount of $5,000,000, subject to certain exclusions. In addition, according to the by-laws, the Company is obligated to indemnify any director or officer for any losses incurred in the performance of their duties as director to the full extent authorized or permitted by Delaware general corporation law. Three directors put the present Board of Directors and current management on notice that to the best of their belief and knowledge, they are entitled to indemnification for their legal expenses in defending themselves in the lawsuits as discussed in Part II, Item 1 "Legal Proceedings". During 1998, $240,000 was accrued in other liabilities for such indemnification of these expenses.

4.    Shareholder Rights Plan
      On April 12, 1994, the Board of Directors of the Company adopted a Rights Agreement ("Rights Agreement"), which was amended April 20, 1995. Pursuant to the Rights Agreement, the Board of Directors of the Company declared a dividend of one share purchase right for each share of the Company's common stock outstanding on April 25, 1994 ("Right"). Among other things, each Right entitles the holder to purchase one share of the Company's common stock at an exercise price of $16.09.

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

5.    Employee Benefits
      The Company has adopted a Nonqualified Stock Option Plan for certain officers and key employees and has reserved 112,500 shares of common stock for options to be granted under the plan. No options have been granted to date.

      On January 23, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees

(the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. The options vest beginning in 1996 at an annual rate of 20% at the end of each year and become fully vested in the event of a Change in Control, as defined in the Directors Plan, or in the event that the Director leaves the Board. All the options are fully vested as a result of a change in control, which occurred in 1998. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 20,520 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $5.39 for directors and $6.34 for employees. As of March 31, 1999, 17,702 options have been exercised under these plans.

      On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. The options granted under both the 1996 Directors Plan and the 1996 Employee Plan vest beginning in 1997 at an annual rate of 33.3% to 100% at the end of each year and become fully vested in the event of a Change in Control, as defined in the 1996 Directors Plan and the 1996 Employee Plan. All options are fully vested as a result of a change in control, which took place in 1998. Options under both plans expire not later than ten years after the date of grant. Options for a total of 27,641 shares of common stock are available for grant under the above Plans. Options totaling 25,760 were granted in 1996 at a price of $7.30 for directors and $8.59 for employees. Options totaling 1,881 were granted to employees in 1997 at prices ranging from $9.37 to $9.46. As of March 31, 1999, 6,243 options have been exercised under these plans. No options were granted in 1997, 1998, or 1999.

      On March 29, 1996, the Company granted the former President and Chief Executive Officer a nonqualified stock option to purchase 93,750 shares at a price equal to 85% of the fair market value of the Company's common stock on the date of grant ($5.39). The option became fully vested at the time the former President and CEO left the employment of Company and the Bank.
These options have not been exercised as of March 31, 1999.

      On April 16, 1996, the Company and the Bank adopted an employee stock ownership plan ("ESOP") with 401(k) provisions, replacing the Bank's former 401(k) Plan, which covered all full-time employees 21 years of age or older who have completed 500 hours of service. Participants may elect to contribute to the ESOP a portion of their salary, which may not be less than 1% nor more than 15%, of their annual salary up to $10,000 for 1999. In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Employee contributions and the employer's matching contributions immediately vest. The initial employer's discretionary contribution was immediately vested. All future employer's discretionary contributions are vested as follows: 33 and 1/3% for one year of service; 66 and 2/3% for two years of service; 100% for three years of service, however, an employee's vested percentage will not be less than their vested percentage under the former 401(k) Plan.

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


                                    Three Months Ended                          Three Months Ended
                                       March 31, 1999                               March 31, 1998
                                    -------------------                         ---------------------
                                    Basic            Diluted                    Basic            Diluted
                                    EPS              EPS                        EPS              EPS

Net Income                          446,205          446,205                    264,716          264,716
Income Available to
  Common Stockholders               446,205          446,205                    264,716          264,716
Weighted average share
  outstanding                       2,062,966        2,062,966                  2,039,585        2,039,585
Weighted average
  dilutive effect of
  Stock Option Plans                n/a              57,418                     n/a              58,370
Adjusted Weighted
  average shares
  Outstanding                       2,062,966        2,120,384                  2,039,585        2,097,955

Basic EPS 1                            $.22                                         $.13
Diluted EPS                                             $.21                                         $.13


-----------------------
     1 The per share data and average shares outstanding give effect to a five-for-four stock split in the form of a stock dividend that occurred on December 31, 1998

7.  New Financial Accounting Standards
(a)   Reporting Comprehensive Income
      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Company would include unrealized gains and losses on securities available for sale. Items identified as comprehensive income have been presented in the statement of changes in stockholders' equity, under separate captions. SFAS No. 130 is effective for the Company on January 1, 1998 including the restatement of prior periods reported consistent with this pronouncement. The implementation of SFAS No. 130 has not had a material impact on the Company.

(b)   Disclosures about Segments of an Enterprise and Related Information
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 requires the reporting of selected segment information in quarterly and annual reports. Information from operating segments is derived from methods used by the Company's management to allocate resources and measure performance. The Company is required to disclose profit and loss, revenues and assets for each segment identified including reconciliations of these items to consolidated totals. The Company is also required to disclose the basis for identifying the segments and the types of products and services within each segment. SFAS No. 131 would have been effective for the Company on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement, if practical. The Company did not have more than one reportable segment, thus the implementation did not have an impact.

(c)   Accounting for Derivative Instruments and Hedging Activities
      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualified hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company may also implement the Statement as of the beginning of any fiscal quarter beginning June 16, 1998 and thereafter. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

The implementation of SFAS 133 is not expected to have a material impact on the Company.

PART I.  FINANCIAL INFORMATION (Continued)
--------------------------------------------------------------------------------
2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
The following discussion should be read and reviewed in conjunction Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-KSB for the year ended December 31, 1998.

Overview
      Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $131,691,000 at March 31, 1999 as compared to $128,881,000 at
December 31, 1998. Total assets at March 31, 1999 increased by $2,809,000 from December 31, 1998, due to the growth in the loan portfolio of $3,986,000. Total deposits increased by $1,962,000 during the same period to $110,627,000 at March 31, 1999, due primarily to increases in demand deposits.

      The Company reported net income for the first three months of 1999 of $446,000, or $0.22 per share, for an annualized return on average assets of 1.42% and an annualized return on average equity of 13.18%. Net income for the first three months of 1998 was $265,000 or $0.13 per share, with a return on assets of .83% and a return on equity of 8.05%. Compared to the first three months of 1998, net income increased 40.7%. Income taxes of $285,000 for the first three months of 1999 reflects a 39.2% increase over the comparable 1998 period. The increases in net interest income, the increases other income, and the decreases in operating expenses in general were partially offset by increases in the provision for loan losses. The improved net earnings of the Company reflect greater profitablity of the Bank's core business operations and improved operating efficiency.

Analysis of Net Interest Income
      Net interest income, the most significant component of the Company's earnings, increased by $46,000, or 3%, to $1,650,000 for the first three months of 1999, as compared to $1,604,000 for the comparable 1998 period. Average earning assets for the first three months of 1999 of $119,747,000 increased by $1,950,000, or 1.7%, over the comparable 1998 period. The increase in net interest income resulted from the increase in higher yielding assets combined with the decrease in the cost of funds. The average loan portfolio for the first three months of 1999 was $93,601,000, an increase of $10,681,000 or 12.9% over the comparable 1998 period. The average investment security portfolio for the first three months of 1999 was $20,718,000, a decrease of $5,035,000 or 19.6% from the comparable 1998 period. Average interest bearing deposits for the first three months of 1999 were $78,335,000, a decrease of $6,552,000, or 7.7%, from the comparable 1998 period. The net interest rate spread for the first three months of 1999 of 4.33% and a net interest margin of 5.56% for the same period, reflected increase of 16 basis points and 25 basis points, respectively, from the prior year.

Other Income
      Total other income increased by approximately $110,000, or 26%, to $422,000 for the first three months of 1999, primarily due to increased income recognized on ATM transactions and service charges on deposit accounts.

Other Expense
      Salaries and benefits of $591,000 for the first three months of 1999 increased by $5,000 or .8%, over the first three months of 1998, due primarily to an increase in the number of employees. Net occupancy expense of $324,000 for the first three months of 1999 reflects an increase of $39,000, or 12%, from one year earlier due both to the relocation of the Georgetown branch in 1999 and the additional depreciation associated with office renovations and technology investments. Professional fees of $60,000 for the first three months of 1999 decreased by $123,000 as compared to the first three months of 1998, due to the legal expenses in 1998 associated with a lawsuit against three directors and other shareholders of the Company. Data processing expense of $100,000 for the first three months of 1999 decreased by $19,000 from the prior year. Other operating expense of $249,000 for the first three months of 1999 decreased by $79,000 from the prior year, due primarily to cost controls over stationary, advertising, and other expenses in general.

Income Tax Expense
      Income tax expense of $285,000 for the first three months of 1999 reflects an increase of $112,000 over the $173,000 tax expense recorded one year earlier, due to an increase in pretax income. The Company's effective tax rate for the first three months of 1999 was 39% as compared to 39.5% for the first three months of 1998.

Analysis of Loans
      The loan portfolio at March 31, 1999 of $98,206,000 increased by $3,986,000 or 4.2%, as compared to the December 31, 1998 balance of $94,220,000. New loans of $4,678,000, exclusive of short-term loans and lines of credit, were originated in the first three months of 1999. Loan principal payments of $3,785,000 offset this increase. The loan to deposit ratio at March 31, 1999 was 89% as compared to 87% at December 31, 1998. On average, the loan to deposit ratio for the first three months of 1999 was 87%, as compared to 75% during the comparable period of the prior year. The Bank has not experienced any deterioration in its loan portfolio as a result of the Year 2000 issue. Management will continue to monitor its loan portfolio for deterioration associated with borrower's inability to be Year 2000 compliant.

Loan concentrations at March 31, 1999 and December 31, 1998 are summarized as follows:

                               Loan Concentrations
                     At March 31, 1999 and December 31, 1998

                                                March 31         Dec 31,
                                                  1999            1998
                                                --------         -------
         Service industry                          35%             38%
         Commercial Real estate/finance            30              32
         Wholesale/retail                          23              22

         Other                                    12                 8
                                              ------             -----
           Total                                 100%              100%
                                              ======             =====


Analysis of Investments
         Securities classfied as available for sale totaling $2,300,000 matured during the first three months of 1999 as compared to purchases of $992,000 during the same period. These securities transactions coupled with scheduled accretion of discounts for the first three months and market value adjustments accounted for the $1,475,000 decrease in the available for sale portfolio to $12,338,000 at March 31, 1999 as compared to $13,813,000 at December 31, 1998.
Long-term investment maturities totaling $1,000,000 and normal pay downs on mortgage-backed and other amortizing securities, account for the decrease in long-term investments to $6,976,000 at March 31, 1999 from $7,976,000 at December 31, 1998.

         Short term investments decreased $3,557,000 from December 31, 1998 to $2,051,000, primarily to fund new loans.

Noninterest-Earning Assets
         Cash and due from banks of $10,410,000 at March 31, 1999 increased by $4,574,000 from the December 31, 1998 balance of $5,836,000. This increase is due to uninvested uncollected funds and the fluctuations in cash balances in the normal course of business for the Bank.


Deposits
         Total deposits of $110,627,000 at March 31, 1999 increased by $1,962,000, or 1.8%, from the December 31, 1998 balance of $108,665,000. Demand deposits  of  $33,446,000  at March  31,  1999  reflect a  $2,388,000,  or 7.7%, increase from the $31,058,000 balance at December 31, 1998. Normal fluctuations in the deposits of both personal and nonprofit accounts make up a significant portion of the $177,000 decrease in NOW accounts to $9,322,000 at March 31, 1999, as compared to $9,499,000 at December 31, 1997. Money market accounts of $25,564,000 at March 31, 1999 decreased by $643,000 from the $26,207,000 balance reported at December 31, 1998, due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Savings deposits increased $189,000 to $2,987,000 from $2,798,000 at December 31,1 998.
Certificates of deposit at March 31, 1999 of $39,310,000 increased by $207,000 from the $39,103,000 balance at December 31, 1998, with certificates of deposit $100,000 and over increasing by $929,000 and certificates of deposit under $100,000 decreasing by $722,000.

         Average noninterest-bearing demand deposits for the first three months of 1999 of $28,947,000 increased by $1,408,000, or 5.1%, from the comparable 1998 period, while average interest-bearing deposits decreased by $6,006,000 during the same period to $77,513,000. For the first three months of 1999, average NOW accounts of $9,584,000 decreased by $1,161,000, and average money market deposits $24,863,000 decreased by $574,000 over the prior year's average balance. Average certificates of deposit $100,000 and over decreased by $2,199,000 to $19,628,000 for the first three months of 1999, as compared to the first three months of 1998. Average certificates of deposit under $100,000 for the first three months of 1999 of $20,487,000 decreased by $3,037,000 over the comparable period of the prior year. Average noninterest-bearing deposits to average total deposits during the first three months of 1999 represent 37% as compared to 25% one year earlier.

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

         Loan growth during 1998, coupled with a more conservative allocation of the loan loss reserves to nonclassified commercial and real estate loans resulted in a decrease in the unallocated portion of the allowance for loan losses at December 31, 1998, as compared to earlier periods. During the first quarter of 1998, the Adams National Bank (the "Bank") repurchased loan participations from the Company on which the Company maintained a $25,000 loan loss reserve. As a result, during the first quarter of 1998, with loans no longer outstanding at the parent company, the parent company reversed the $25,000 loan loss reserve recorded on its books. Due to the loan growth in the first quarter of 1999, the Bank added $15,000 to the loan loss reserve. Throughout this process, the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,125,000 at March 31, 1999 to be adequate.

         At March 31, 1999, the allowance for loan losses as a percentage of outstanding loans was 1.16% as compared to 1.20% at December 31, 1998. The table entitled "Allocation for Loan Losses" sets forth an analysis of the allocation for loan losses by categories as of March 31, 1999 and December 31, 1998.

                     Allocation of Allowance for Loan Losses
                     At March 31, 1999 and December 31, 1998
                             (Dollars in thousands)

                                                  March 31,                  December 31,
                                                   1999                         1998
                                       ------------------------------   --------------------------
                                             Reserve      % of loans        Reserve     % of loans
                                              Amount  to total loans        Amount  to total loans

  Commercial                               $   540              46.5%         $ 573           45.4%
  Real estate- commercial mortgage             500              47.5            493           48.3
  Real estate- residential mortgage             12               1.1             12            1.4
  Real estate- construction                      0                 0             --             --
  Installment                                   49               4.9             48            4.9
  Unallocated                                   39                 0              8             --
                                          --------             ------          ----          ------
         Total                             $ 1,140             100.0%       $ 1,134          100.0%
                                           =========           ======       =======          ======


         Transactions in the allowance for loan losses for the three months ended March 31, 1999 and 1998 are summarized as follows:

             Transactions in the Allowance for Loans Losses for the
                   Three Months Ended March 31, 1999 and 1998
                             (Dollars in thousands)

                                                       1999               1998
                                                     --------          --------
           Balance at January 1                        $1,134            $1,142

             Provision (benefit)                           15              (25)
             Recoveries:
               Commercial                                   1                 5
               Real estate - mortgage                      --                 8
               Installment to individuals                  13                16
                                                        -----             -----
                 Total recoveries                          14                29

             Loans charged off:
               Commercial                                  (18)             --
               Installment to individuals                   (5)             (8)
                                                         ------          ------
                 Total charge-offs                         (23)             (8)
                                                         ------          ------
               Net recoveries (charge-offs)                (10)              21
                                                     ----------          ------
           Balance at March 31                         $ 1,140           $1,138
                                                       =======           ======
           Ratio of net (charge-offs) recoveries
             to average loans (1)                         0.04%            0.10%
                                                         ======            =====
----------------------------
(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the three months ended March 31, 1999 and 1998.

Nonperforming Assets
            Nonaccrual loans at March 31, 1999 of $272,000 decreased by $23,000 from the $295,000 reported at December 31, 1998. There were no nonaccrual loans at March 31, 1999 guaranteed by the U.S. Small Business Administration ("SBA"), and if there were, banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee. Loans past due 90 days or more and still accruing interest decreased to $133,000 at March 31, 1999 from $136,000 at December 31, 1998.

                        Analysis of Nonperforming Assets
                     At March 31, 1999 and December 31, 1998
                             (Dollars in thousands)

                                                         March 31,  December 31,
                                                            1999       1998
                                                           -------   ---------
         Nonaccrual loans:
           Commercial                                      $    24   $    208
           Real estate - commercial mortgage                    87         87
           Installment - individuals                           161         --
                                                              ----      -----
             Total nonaccrual loans (1)                        272        295
                                                             -----     ------

         Past due loans:
           Commercial                                           81         --
           Real estate - commercial mortgage                    --         --
           Credit Cards                                         37
           Installment - individuals                            15        136
                                                             -----    -------
          Total past due loans                                 133        136
                                                            ------     ------

         Restructured loans:
           Commercial                                           --         --
                                                               ---       ----
             Total restructured loans                           --         --
                                                               ---       ----

             Total nonperforming assets                      $ 405       $431
                                                             =====       ====
             Total nonperforming assets exclusive of
               SBA guaranteed balances                       $ 405      $ 383
                                                             =====      =====

         Ratio of nonperforming assets
           to gross loans plus foreclosed properties          .41%       .46%
         Ratio of nonperforming assets to total
           assets (2)                                         .31%       .33
         Percentage of allowance for loan losses to
           nonperforming assets (2)                           281%       262%

----------------------------
(1) There were no nonaccrual loans guaranteed by the SBA at March 31, 1999 and December 31, 1998, respectively.
(2)  Ratios include SBA guaranteed loan balances.

Potential Problem Loans
         At March 31, 1999 and December 31, 1998, respectively, loans totaling $1,617,000 and $1,139,000 were classified as potential problem loans, which are not reported in the table entitled "Analysis of Nonperforming Assets." Of the problem loans at March 31, 1999, 27% of the balance is guaranteed by the SBA for a total of $ 433,000, as compared to 38% and $504,000 at December 31, 1998. The loans are subject to management attention as a result of financial difficulties of the borrowers and their classification is reviewed on a quarterly basis.

Interest Rate Sensitivity
         Through the Bank's Asset/Liability Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The company manages its interest rate risk sensitivity through the use of a simulation model that project the impact of rate shocks, rate cycles and rate forecast risk estimates on the net interest income and economic value of equity. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift up or down parallel to its beginning position. This simulation provides a test for embedded interest rate risk estimates and other factors such as prepayments, repricing limits, and decay factors. Based on the Company's interest sensitivity position and the analyses performed on the effect of interest rate movements at March 31, 1999, net interest income and the economic value of equity will not be materially impacted by either a rising or declining interest rate environment.

Liquidity and Capital Resources

Liquidity
         Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $12,461,000 in cash and short-term investments at March 31, 1999, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At March 31, 1999, the Company had $5,287,000 in unpledged securities which were available for such use. As a percentage of total assets, the amount of these cash equivalent assets at March 31, 1999 and December 31, 1998 was 13% and 16%, respectively. Normal fluctuations in the deposit levels of some of the Company's large corporate customers resulted in corresponding fluctuations in the Company's liquidity position (short-term investments). The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 82% of average total deposits for the three months ended March 31, 1999 and 76% of average total deposits for the three months ended March 31, 1998. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $2,000,000 in liquidity, as well as, access to other collateralized borrowing programs. The Company maintained an average loan to deposit ratio of 87% and 77% for the first three months of 1997 and 1998 respectively, and can access collateralized deposit programs through U.S. government agencies to raise additional deposits, when liquidity needs dictate.

         Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank has $1,007,000 in long term borrowings at March 31, 1999, a decrease of $60,000 from the balance at March 31, 1998 of $1,067,000. The outstanding balances of the loans pledged as collateral for long-term borrowings, as well as, future borrowings from the FHLB at March 31, 1999 and 1997 was $2,935,000 and $3,973,000,
respectively. The excess collateral value of the loans pledged at March 31, 1999 was approximately $1,215,000. The Company has adequate resources to meet its liquidity needs.

         Increases in deposit levels and the repayment and maturity of loans and investment securities comprise the majority of the Company's net cash inflows from financing activities for the first three months of 1999. Loan originations, the purchase of investment securities, and maturing time deposits, during the first three months of 1999 constitute the majority of the Company's cash outflows from investing activities.

Stockholders' Equity

         Stockholders' equity at March 31, 1999 of $13,746,000 increased by $147,000 from December 31, 1998. The net income of $446,000 for the first three months of 1999, offset with an unrealized loss on investment securities of $98,000 and the dividends paid in the first quarter of $205,000, accounted for the increase. Average stockholders' equity as a percentage of average total assets for 1999 was 10.8% as compared to 10.1% for the comparable prior year period.

         Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% being in Tier 1 capital. At March 31, 1999, the Company's total risk-based capital ratio and Tier 1 capital ratio of 14.37% and 13.28%, respectively, met the regulatory definition of "well-capitalized." Under regulatory guidelines, an institution is generally considered "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater (discussed below). The Company's March 31, 1999 ratios are based on total capital of $14,979,000, Tier 1 capital of $13,840,000 and risk adjusted assets of $104,236,000. At March 31, 1999, the Bank's total risk-based capital ratio and Tier 1 capital ratio of 13.13% and 12.03%, respectively, also met the definition of "well-capitalized." The March 31, 1999 ratios for the Bank are based on total capital of $13,637,000, Tier 1 capital of $12,498,000 and risk-adjusted assets of $103,878,000.

         The Federal Reserve Board and the Comptroller of the Currency have also adopted a minimum leverage ratio of Tier 1 capital to total assets which is intended to supplement the risk-based capital guidelines. The minimum Tier 1 leverage ratio is 3% for the most highly rated institutions which meet certain standards. For other banks and bank holding companies, the guidelines provide that the Tier 1 leverage ratio should be at least 1% to 2% higher. At March 31, 1999, the Company's and the Bank's Tier 1 leverage ratios based on annual average assets of $127,009,000 and $126,921,000 were 10.90% and 9.85%, respectively, meeting the regulatory definition of "well-capitalized."


Factors Affecting Future Results

         In addition to historical information, this Form 10-QSB includes certain forward looking statements based on current management expectations which involve risks and uncertainties such as statements of the Company's plans, expectations and unknown outcomes. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in ownership status resulting in the loss of eligibility for participation in government and corporate programs for minority and women-owned banks, uncertainties with respect to costs which the Company may incur as result of litigation against the Company, certain directors of the Company and certain related stockholders brought by two minority shareholders, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

                                    PART II.


Item 1 - Legal Proceedings

         Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or the Bank is a party or to which any of their property is subject, except for the matters discussed below.

         On May 29, 1998 a suit was filed in The Court of Chancery of the State of Delaware by Rose Z. Thorman and Martha Burke as custodian for Holly McMackin, Jake McMackin, Ashtyn Talley and Casey Talley against Marshall T. Reynolds, Jeanne D. Hubbard, Robert H. Shell, Jr. and Ferris Baker Watts, defendants, and Abigail Adams National Bancorp, Inc., Nominal Defendant asserting claims for individual, derivative and class action for: (1) breach of fiduciary duties of loyalty and disclosure; (2) aiding and abetting breach of fiduciary duties; and
(3) tortious interference with economic and contractual relations. The Company has hired Delaware counsel and is vigorously defending this suit. A motion to dismiss this suit was filed on or before July 31, 1998 by the Company and the stockholders/directors. The Court of Chancery has granted the plaintiffs leave to file an amended complaint. The plaintiffs have agreed to dismiss Ferris Baker Watts, Inc. from the state action. The Company is awaiting the judge's ruling on the Motion to Dismiss.

         On June 8, 1998 a second suit was filed in United States District Court, District of Delaware by Rose Z. Thorman,and Martha Burke, individually and as custodian for Holly McMackin, Jake McMackin, Ashtyn Talley and Casey Talley, Plaintiffs against the Company, Nominal Defendant, and Marshall T. Reynolds, Jeanne D. Hubbard, Robert L. Shell, Jr. and Ferris Baker Watts, Inc. The federal action is based on the same facts underlying the State action, and asserts both derivative claims on behalf of the Bank and individual claims on behalf of stockholders of the Bank. The complaint in the Federal action alleges that certain stockholders/directors of the Bank, and Marshall T. Reynolds, Jeanne D. Hubbard and Robert H. Shell, Jr., as well as the investment banking firm, Ferris Baker Watts, Inc., violated the Securities Exchange Act of 1934 ( the "Exchange Act") in soliciting proxies against the proposed merger between the Bank and Ballston, which was not approved by the shareholders at a special meeting held December 31, 1997, and also alleges that the individual stockholder/directors violated the Exchange Act in soliciting proxies to remove four directors of the Bank. The Company has hired Delaware counsel and is vigorously defending this suit. The District Court has stayed the Federal action pending a decision in the State action.

Management  and the Board of Directors  of the Company  have  reviewed the above
described   litigation   and  believe  that  it  will  prevail  on  the  merits.
Consequently, the Company has not accrued for a potential adverse result.

Item 2 - Changes in Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to Vote of Security Holders

         The Company did not conduct a solicitation of its security holders during the period under report.

Item 5 - Other Matters

         None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.               Description of Exhibit
----------                ----------------------

13 Abigail Adams National Bancorp, Inc. Financial Summary for September 30, 1998

27                        Financial Data Schedule


(b) On May 22, 1998, the Company filed a report on Form 8-K (earliest event reported May 22, 1998) reporting that the resignation of three directors pursuant to Item 6. Resignations of the Registrant's Directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                            -----------------------------------
                                                        Registrant



Date: May 7, 1999                                    /s/ Jeanne D. Hubbard
     -------------                                   ---------------------------
                                                        Jeanne  D. Hubbard
                                                        Chairwoman of the Board,
                                                         President and Director
                                                   (Principal Executive Officer)