Form 10-Q
period 1999-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1999-08-11
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1999
                              -----------------------------------



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to _______________

         Commission file number   0-10971
                                ----------------------------------

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.

        (Exact name of small business issuer as specified in its charter)

           Delaware                                            52-1508198
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
Incorporation or organization)

                   1627 K Street, N.W. Washington, D.C. 20006
             -------------------------------------------------------
                    (Address of principal executive offices)

                                  202-466-4090
             ------------------------------------------------------
                  Issuer's telephone number including area code

                                      N / A
             ------------------------------------------------------
       Former name, address, and fiscal year, if changes since last report

         Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         State the number of shares outstanding of each of the issuer's classes of common equity as of August 9, 1999:

     2,094,468 shares of Common Stock, Par Value $0.01/share  Transitional Small
Business Disclosure Format (check one): Yes   No X
                                           ---  ---

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheets                                          1
          Consolidated Statements of Operations and Comprehensive Income     2-3
          Consolidated Statements of Changes in Stockholder's Equity           4
          Consolidate Statements of Cash Flows                                 5
          Notes to Consolidated Financial Statements                        6-11

     Item 2 - Management's Discussion and Analysis                            12


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               21

     Item 4 - Submission of Matters to Vote of Securities Holders             22

     Item 6 - Exhibits and Reports on Form 8-K                                22


Signatures                                                                    23

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  June 30, 1999 and 1998 and December 31, 1998
                                   (Unaudited)


                                                                             June 30,             June 30,             Dec 31,
                                                                             1999                     1998              1998
                                                                         --------------          --------------   ----------------
Assets
Cash and due from banks                                                    $ 4,321,188          $ 7,728,948           $ 5,836,099
Short-term investments:
  Federal funds sold                                                         3,558,000            3,421,285             3,793,204
   Interest-bearing deposits in other banks                                  6,348,748            2,063,088             1,814,084
                                                                          -------------        -------------        --------------
    Total short-term investments                                             9,906,748            5,484,373             5,607,288

Securities available for sale                                               11,100,296            20,304,935           13,813,009
Investment securities (market value of $5,941,224, $9,052,643 and $8,027,302 at June 30,1999, June 30, 1998 and
  December 31, 1998, respectively)                                           5,959,230             9,029,421            7,976,376

Loans (net of deferred fees and unearned discounts)                         98,941,793            84,158,854           94,219,747
  Less:  Allowance for loan losses                                          (1,159,412)          (1,105,496)           (1,134,128)
                                                                        ---------------       --------------       ---------------
      Loans, net                                                            97,782,381            83,053,358           93,085,619
                                                                         --------------        -------------        --------------

Bank premises and equipment, net                                             1,060,934             1,197,242            1,159,827
Other assets                                                                 1,665,571             2,047,966            1,403,106
                                                                          -------------       --------------       ---------------
      Total assets                                                       $ 131,796,348         $ 128,846,243        $ 128,881,324
                                                                         ==============        =============        ==============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Demand deposits                                                       $ 31,548,866          $ 34,485,834         $ 31,058,149
    NOW accounts                                                            11,216,010            10,303,408            9,499,197
    Money market accounts                                                   24,278,770            23,210,458           26,207,011
    Savings accounts                                                         3,064,529             2,326,065            2,797,881
    Certificates of deposit of $100,000 or greater                          21,477,151            21,507,988           18,158,496
    Certificates of deposit less than $100,000                              21,842,695            18,243,856           20,944,354
                                                                         --------------       --------------        -------------
      Total deposits                                                       113,428,021           110,077,609          108,665,088
                                                                          -------------        -------------         ------------

  Short-term borrowings                                                      2,766,408             3,969,043            4,647,740
  Long-term borrowings/debt                                                    991,271             1,052,698            1,022,711
  Other liabilities                                                            712,521             1,100,023              946,502
                                                                        ---------------      ---------------      ---------------
      Total liabilities                                                    117,898,221           116,199,373          115,282,041
                                                                          -------------        -------------         ------------

Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 6,250,000 shares;  issued
     2,094,468 at June 30, 1999, 2,085,274 at June 30, 1998
    and 2,091,760 shares at December 31, 1998;  outstanding  2,088,618 shares at
    June 30, 1999, 2,091,124 shares at June 30, 1998 and
    2,085,910 shares at December 31, 1998                                       20,945                20,918               20,918
  Surplus                                                                   12,503,895            12,370,816           12,482,926
  Retained earnings                                                          1,836,146               502,495            1,325,052
                                                                        ---------------     ----------------       --------------
                                                                            14,360,986            12,894,229           13,828,896
  Less:  Employee Stock Ownership Plan shares, 23,396 shares at cost         (204,716)             (219,687)            (204,716)
  Less:  Treasury stock, 5,850 shares at cost                                 (28,710)              (28,710)             (28,710)
  Less:  Unrealized gain (loss) on securities, net of taxes                  (229,433)                 1,038                3,813
                                                                       ----------------  -------------------    ------------------

      Total stockholders' equity                                            13,898,127           12,646,870            13,599,283
                                                                         --------------      ---------------        --------------
      Total liabilities and stockholders' equity                         $ 131,796,348        $ 128,846,243         $ 128,881,324
                                                                         ==============       ==============        =============

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations and
                              Comprehensive Income
                  For the Periods Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                       For the three months                 For the six months
                                                                           Ended June 30,                      Ended June 30,
                                                                           1999          1998                  1999           1998
                                                                         ------        ------                ------         ------
Interest income
  Interest and fees on loans                                          $2,299,912     $2,095,418           $4,432,069      $4,219,868
  Interest on securities available for sale:
    U.S. Treasury                                                          6,888         14,224               21,144          28,425
    Obligations of U.S. government agencies and corporations             190,369        275,867              351,707         557,611
                                                                      ----------     ----------          ------------    -----------
        Total interest on securities available for sale                  197,257        290,091              372,851         586,036
  Interest and dividends on investment securities:
    U.S. Treasury                                                         27,256         32,470               64,672          54,351
    Obligations of U.S. government agencies and corporations              30,556         73,391              112,950         124,923
    Other securities                                                      10,148          9,819               23,109          26,702
                                                                     -----------   ------------         -------------   ------------
        Total interest and dividends on investment securities             67,960        115,680              200,731         205,976
  Interest on short-term investments:
    Federal funds sold                                                    65,126        108,456              107,491         205,662
    Deposits with other banks                                             16,181         35,818               33,920          65,972
                                                                     -----------    -----------         -------------   ------------
        Total interest on short-term investments                          81,307        144,274              141,411         271,634
                                                                     -----------     ----------          ------------    -----------
        Total interest income                                          2,646,436      2,645,463            5,147,062       5,283,514
                                                                      ----------     ----------           -----------     ----------
Interest expense
  Interest on deposits:
    NOW accounts                                                          50,061         51,384               96,108         107,574
    Money market accounts                                                206,768        249,384              429,393         530,057
    Savings accounts                                                      19,237         45,098               38,618          58,033
    Certificates of deposit:
      $100,000 or greater                                                221,015        294,881              468,679         596,878
      Less than $100,000                                                 257,807        235,178              510,564         557,323
                                                                     -----------    -----------          ------------    -----------
        Total interest on deposits                                       754,888        875,925            1,543,362       1,849,865
     Federal funds purchased and
       repurchase agreements                                              47,618         49,400               92,133          91,185
     Interest on long-term borrowings/debt                                17,615          18,611              34,998          37,078
                                                                    ------------    ------------        -------------   ------------
        Total interest expense                                           820,121        943,936            1,670,493       1,978,128
                                                                     -----------    -----------           -----------     ----------
        Net interest income                                            1,826,315      1,701,527            3,476,569       3,305,386
    Provision (benefit) for loan losses                                   15,000            --                30,000        (25,000)
        Net interest income after provision                            1,811,315      1,701,527            3,446,569       3,330,386
Other income
  Service charges on deposit accounts                                    329,614        313,540              697,892         609,235
  Other income                                                            45,705         16,393               98,932          31,785
                                                                    ------------   ------------         -------------   ------------
        Total other income                                               375,319        329,933              796,824         641,020
                                                                     -----------    -----------          ------------    -----------
Other expense
  Salaries and employee benefits                                         592,575      1,519,284            1,184,031       2,105,925
  Occupancy and equipment expense                                        328,281        315,756              652,716         600,965
  Professional fees                                                       69,799        565,508              129,877         748,746
  Data processing fees                                                   133,133        138,995              233,060         257,694
  Other operating expense                                                277,445        307,480              526,824         635,492
                                                                     -----------    -----------          ------------    -----------
        Total other expense                                            1,401,233      2,847,023            2,726,508       4,348,822
                                                                      ----------     ----------           -----------     ----------
       Income (loss) before taxes                                        785,401      (815,563)            1,516,885       (377,416)
Applicable income tax expense (benefit)                                  306,306      (173,431)              591,585               0
                                                                     -----------    -----------          ---------------------------
        Net income                                                   $   479,095    $ (642,132)           $  925,300     $ (377,416)
                                                                     -----------    -----------           -----------    -----------

                                                                      Continued:

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations and
                        Comprehensive Income (Continued)
                  For the Periods Ended June 30, 1999 and 1998
                                   (Unaudited)



                                                                           For the three months                 For the six months
                                                                               Ended June 30,                      Ended June 30,
                                                                           1999          1998                  1999           1998
                                                                         ------        ------                ------         ------
Other Comprehensive Income:
    Unrealized (losses) gains on securities, before tax               $(228,655)       $42,480             $(387,327)        $2,147
    Income tax expense (benefit) related to items of
         Other comprehensive income                                      93,212        (17,316)              157,894         (1,108)
                                                                      ----------    -----------            ----------    -----------
    Other comprehensive income, net of tax                             (139,443)        25,164              (229,433)         1,039

Comprehensive income                                                    $343,652    $ (616,968)             $ 695,867    $ (376,377)
                                                                        ========    ===========             =========    ===========


Earnings per common share:
    Basic earnings per share                                       $         .23$         (.31)      $           .45 $         (.18)
                                                                   ============================      ===============================
    Diluted earnings per share                                     $         .23$         (.30)      $           .44 $         (.18)
                                                                   ============================      ===============================


Weighted average number of shares used
 to compute earnings per share:
    Basic                                                              2,064,296      2,056,352             2,063,635      2,048,015
                                                                      ==========      =========             =========      =========
    Diluted                                                            2,117,054      2,121,303             2,118,710      2,112,966
                                                                       =========      =========             =========      =========



               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                For the Six Months Ended June 30, 1999, and 1998
                                   (Unaudited)

                                                                                              Employee       Accumulated
                                                     Additional      Retained                 Stock                Other
                                         Common       Paid-in        Earnings     Treasury   Ownership     Comprehensive
                                          Stock        Capital     (Deficit)       Stock       Plan         Income (loss)      Total
                                       --------     -----------   ----------    ----------   ----------    ------------- -----------


                          >
Balance at December 31, 1997           $ 20,699     $12,227,447   $1,044,369    $ (28,710)    $(219,687)    $ (14,380)   $13,029,738


  Net loss                                 ---             ---     (377,416)          ---           ---           ---      (377,416)
  Dividends declared                       ---             ---     (164,458)          ---           ---           ---      (164,458)
  Issuance of shares under Employee
    Incentive Stock Option Plan             219         143,369          ---          ---           ---           ---        143,588
   Unrealized gain on securities,
     net of taxes                          ---             ---           ---           --           ---        15,418         15,418
                                     ----------------------------------------------------------------------------------- -----------

Balance at June 30, 1998                $20,918     $12,370,816    $ 502,495     $(28,710)    $(219,687)     $  1,038    $12,646,870
                                       ========     ===========    ==========   ==========    ==========     =========   ===========


Balance at December 31, 1998            $20,918     $12,482,926   $1,325,052    $ (28,710)    $(204,716)       $ 3,813   $13,599,283

  Net income                               ---             ---       925,300          ---           ---           ---       925,300
  Dividends declared                       ---             ---     (414,206)          ---           ---           ---      (414,206)
  Issuance of shares under Employee
    Incentive Stock Option Plan              27          20,969          ---          ---           ---           ---         20,996
  Release of shares under
    Employee Stock Ownership
    Plan                                   ---              ---          ---          ---           ---           ---           ---
  Unrealized gain on securities,
     net of taxes                          ---              ---          ---           --           ---       (233,246)    (233,246)
                                     -----------------------------------------------------------------------------------------------

Balance at June 30, 1999               $ 20,945     $12,503,895   $1,836,146    $ (28,710)    $(204,716)    $(229,433)   $13,898,127
                                       ========     ===========   ===========   ==========    ==========    ==========   ===========

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                    1999 1998

Operating Activities
Net income                                                           $ 925,300                $ (377,416)
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Provision (Benefit) for loan losses                                                           30,000          (25,000)
    Depreciation and amortization                                      243,104                   217,893
    Accretion of loan discounts and fees                              (106,866)                 (102,885)
    Accretion of discounts and premiums on securities                                              3,610          (66,350)
    (Benefit) provision for deferred income taxes                     (241,765)                      (89)
    (Increase) decrease in other assets                                                          (20,703)         (80,146)
    Increase (decrease) in other liabilities                           (82,936)                 (232,658)
                                                                    -----------             -------------

      Net cash provided by operating activities                        749,744                  (666,651)
                                                                    -----------             -------------

Investing Activities
Proceeds from repayment and maturity of investment securities
   and securities available for sale                                 6,300,000                15,998,193
Proceeds from repayment of mortgage-backed securities                   25,704                    52,244
Purchase of investment securities                                           --               (17,358,941)
Purchase of securities available for sale                           (1,983,744)                       --
Net decrease (increase)in short-term investments                    (4,534,664)                  (99,000)
Purchase of restricted investments                                          --                  (183,088)
Principal collected on loans                                        12,970,453                10,082,566
Loans originated                                                   (15,010,188)               (7,988,131)
Net (increase) decrease in short-term loans                            (89,487)                   96,908
Net (increase) decrease in lines of credit                          (2,490,675)                 (944,943)
Purchase of bank premises and equipment                               (144,210)                 (162,722)
                                                                    -----------             -------------

      Net cash provided (used) by investing activities                                        (4,956,811)         (506,914)
                                                                                              -----------         ---------

Financing Activities
Net increase in transaction and savings deposits                       545,938                  4,392,351
Proceeds from issuance of time deposits                             16,407,219                17,632,717
Payments for maturing time deposits                                                          (12,190,223)       (24,208,855)
Net (decrease) increase in short-term borrowings                    (1,881,332)                  459,845
Payments on long-term debt                                                                       (31,440)           (33,238)
Proceeds from issuance of common stock                                  20,996                   143,588
Cash dividends paid to common stockholders                                                      (414,206)          (166,957)
                                                                                             ------------    ---------------

      Net cash provided (used) by financing activities                                         2,456,952         (1,780,549)
                                                                                            -------------      -------------
      Decrease in cash and cash equivalents                                                   (1,750,115)        (2,954,114)
      Cash and cash equivalents at beginning of year                                           9,629,303         14,104,347
                                                                                            -------------        -----------

      Cash and cash equivalents at end of year                     $ 7,879,188              $ 11,150,233
                                                                   ============             =============


Supplementary disclosures:

  Interest paid on deposits and borrowings                         $ 1,685,871             $   1,978,127
                                                                   ============            ==============

  Income taxes paid                                                $   685,000        $               --
                                                                   ============       ===================


                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998



1.    General
      The unaudited information at and for the six months ended June 30, 1999 and 1998 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to amounts previously reported in 1998 to conform with the 1999 presentation.

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


      Since the Bank's business relies on the ability of computers to track and credit deposits and loan repayments, the failure of the Bank's computer systems would materially and adversely affect the Bank's ability to conduct its business. The Bank's loan portfolio primarily consists of commercial loans and loans secured by residential and commercial real estate. The Bank does not believe that its residential real estate lending operations are dependent on borrowers' compliance with the year 2000 issue. With respect to outstanding loans made to commercial borrowers, the Bank has reviewed all commercial loan files and assigned risk factors to each loan relating to credit problems which might arise with respect to year 2000 issues. In addition, the Bank's loan officers have asked their commercial borrowers to advise the Bank of the exposure of the borrower's business to the year 2000 issue and how the borrower is addressing the year 2000 issue. In this regard, the Bank has sent its commercial loan customers a letter asking them if they are aware of the year 2000 issue and the potential exposure of the customer's business to the year 2000 issue, and what steps they have taken to remediate any problems that they might have in becoming year 2000 compliant. Bank personnel followed-up the letter with a telephone call to its customers to discuss each customer's exposure to the year 2000 and the customer's contingency plans to become year 2000 compliant. With respect to new commercial loans, all borrowers must describe how dependent their business is on computer technology, the actions taken by the borrower to ensure that their business or property will not be adversely affected by the year 2000 issue, and the contingency planning the borrower is undertaking to ensure their business is year 2000 compliant. As part of the loan underwriting process, commercial borrowers must indicate in writing to the Bank that they are aware of the year 2000 issue and are either year 2000 compliant, or are taking steps to become year 2000 compliant. As a result of its actions, the Bank believes that its commercial borrowers are aware of the year 2000 issue and are taking actions to become year 2000 compliant.

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

     Under the terms of an employment agreement with the current President and Chief Executive Officer of the Bank, the Company is obligated to make payments to her totaling approximately $140,000, in the event she chooses to exercise her rights under a Severance Agreement on or before November 18, 1999, and these funds are held in a grantor trust established on February 25, 1998.

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

(the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. All the options became fully vested in 1998. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 20,520 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $5.39 for directors and $6.34 for employees. As of June 30, 1999, 18,381 options have been exercised under these plans.

      On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. All options became fully vested in 1998. Options under both plans expire not later than ten years after the date of grant. Options for a total of 27,641 shares of common stock are available for grant under the above Plans. Options totaling 25,760 were granted in 1996 at a price of $7.30 for directors and $8.59 for employees. Options totaling 1,881 were granted to employees in 1997 at prices ranging from $9.37 to $9.46. As of June 30, 1999, 7,768 options have been exercised under these plans. No options were granted in 1997, 1998, or 1999.

      On March 29, 1996, the Company granted the former President and Chief Executive Officer a nonqualified stock option to purchase 93,750 shares at a price equal to 85% of the fair market value of the Company's common stock on the date of grant ($5.39). The option are fully vested and have not been exercised as of June 30, 1999.

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


                                       Six Months Ended                              Six Months Ended
                                          June 30, 1999                                June 30, 1998
                                    --------------------------                  ---------------------------
                                    Basic            Diluted                    Basic            Diluted
                                    EPS              EPS                        EPS              EPS

Net Income                           925,300         925,300                   (377,416)         (377,416)
Income (loss) available to
  Common stockholders                925,300         925,300                   (377,416)         (377,416)
Weighted average share
  outstanding                      2,063,635       2,063,635                  2,048,015         2,048,015
Weighted average
  dilutive effect of
  Stock option Plans                n/a               55,075                  n/a                  64,951
Adjusted weighted
  average shares
  outstanding                      2,063,635       2,118,710                  2,048,015          2,112,966

Basic EPS 1                            $.45                                       $(.18)
Diluted EPS                                             $.44                                         $(.18)






--------
1 The per share data and average shares outstanding give effect to a five-for-four stock split in the form of a stock dividend that occurred on December 31, 1998

7.  New Financial Accounting Standards
(a)   Reporting Comprehensive Income
      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Company would include unrealized gains and losses on securities available for sale. Items identified as comprehensive income have been presented in the statement of changes in stockholders' equity, under separate captions. SFAS No. 130 is effective for the Company on January 1, 1998 including the restatement of prior periods reported consistent with this pronouncement. The implementation of SFAS No. 130 has not had a material impact on the Company.

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

--------------------------------------------------------------------------------
2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-KSB for the year ended December 31, 1998.

Overview
      Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $131,796,000 at June 30, 1999 as compared to $128,881,000 at
December 31, 1998. Total assets at June 30, 1999 increased by $2,915,000 from December 31, 1998, due to the growth in the loan portfolio of $4,722,000. Total deposits increased by $4,763,000 during the same period to $113,428,000 at June 30, 1999, due primarily to increases in NOW accounts and certificates of deposit.

      The Company reported net income for the first six months of 1999 of $925,300, or $0.44 per share, for an annualized return on average assets of 1.47% and an annualized return on average equity of 13.50%. The net loss for the first six months of 1998 was $(377,400) or $(.18) per share, with a negative return on assets of (.59)% and a negative return on equity of (5.73)%. Compared to the first six months of 1998, net income increased by $1,302,700. The increase in net interest income and other income, combined with the decrease in operating expense were partially offset by the increase in the provision for loan losses. The improved net earnings of the Company reflects greater profitability of the Bank's core business operations and improved operating efficiency.

Analysis of Net Interest Income

     Net interest income, the most significant component of the Company's earnings, increased by $171,000, or 5.2%, to $3,477,000 for the first six months of 1999, as compared to $3,305,000 for the comparable 1998 period. Average earning assets for the first six months of 1999 of $120,593,000 increased by $1,412,000, or 1.2%, over the comparable 1998 period. The increase in net interest income resulted from the increase in higher yielding assets combined with the decrease in the cost of funds. The average loan portfolio for the first six months of 1999 was $95,511,000, an increase of $12,946,000 or 15.7% over the comparable 1998 period. The average investment security portfolio for the first six months of 1999 was $19,152,000, a decrease of $7,462,000 or 28.0% from the comparable 1998 period. Average interest bearing deposits for the first six months of 1999 were $76,796,000, a decrease of $4,915,000, or 6.0%, from the comparable 1998 period. The net interest rate spread for the first six months of 1999 of 4.53% and a net interest margin of 5.81% for the same period, reflected an increase of 38 basis points and 26 basis points, respectively, from the prior year.


Other Income
      Total other income increased by $155,800, or 24%, to $796,800 for the first six months of

1999, primarily due to increased income recognized on ATM transactions, service charges on deposit accounts, and the recovery of prior year legal expenses.

Other Expense
      Salaries and benefits of $1,184,000 for the first six months of 1999 decreased by $922,000 or 43.8%, over the first six months of 1998, due primarily to the severance paid to former employees in 1998. Net occupancy expense of $653,000 for the first six months of 1999 reflects an increase of $52,000, or 8.6%, from one year earlier due both to the relocation of the Georgetown branch in 1999 and the additional depreciation associated with office renovations and technology investments. Professional fees of $130,000 for the first six months of 1999 decreased by $619,000 as compared to the first six months of 1998, due in part to the legal expenses in 1998 associated with the lawsuits against three directors by shareholders of the Company. Data processing expense of $233,000 for the first six months of 1999 decreased by $25,000 from the prior year. Other operating expense of $567,000 for the first six months of 1999 decreased by $109,000 from the prior year, due primarily to cost controls over stationary, advertising, and other expenses in general.

Income Tax Expense
      Income tax expense totalled $592,000 for the first six months of 1999 as compared to no expense recorded one year earlier. As noted earlier, during the six months ended June 30, 1999, the Company had pretax income as compared to the net loss for the same period in 1998. The Company's effective tax rate for the first six months of 1999 was 39%.

Analysis of Loans
      The loan portfolio at June 30, 1999 of $98,942,000 increased by $4,722,000 or 5.0%, as compared to the December 31, 1998 balance of $94,220,000. New loans of $15,010,000, exclusive of short-term loans and lines of credit, were originated in the first six months of 1999. Loan principal payments of $12,970,000 offset this increase. The loan to deposit ratio at June 30, 1999 was 87.2% as compared to 86.7% at December 31, 1998. On average, the loan to deposit ratio for the six months of 1999 was 88.7%, as compared to 75% during the comparable period of the prior year. The Bank has not experienced any deterioration in its loan portfolio as a result of the Year 2000 issue. Management will continue to monitor its loan portfolio for deterioration associated with borrower's inability to be Year 2000 compliant.

     Loan concentrations at June 30, 1999 and December 31, 1998 are summarized as follows:

                               Loan Concentrations
                     At June 30, 1999 and December 31, 1998




                                                                    June 30                       Dec. 31
                                                                    1999                        1998
                                                                  -------                       ----
         Service industry                                          34%                          38%
         Commercial Real estate/finance                            34                           32
         Wholesale/retail                                          22                           22
         Other                                                     10                            8
                                                                  ------                       ----
           Total                                                  100%                         100%
                                                                  ======                       ====

Analysis of Investments
         Securities classified as available for sale totaling $4,309,000 matured during the first six months of 1999 as compared to purchases of $1,984,000 during the same period. These securities transactions coupled with scheduled accretion of discounts for the first six months and market value adjustments accounted for the $2,713,000 decrease in the available for sale portfolio to $11,100,000 at June 30, 1999 as compared to $13,813,000 at December 31, 1998.
Long-term investment maturities totaling $1,991,000 and normal pay downs on mortgage-backed and other amortizing securities, account for the decrease in long-term investments to $5,959,000 at June 30, 1999 from $7,976,000 at December 31, 1998.

         Short term investments increased $4,299,000 from December 31, 1998 to $9,907,000, as a result of normal fluctuations in deposit levels of some of the Company's large corporate customers.

Noninterest-Earning Assets
         Cash and due from banks of $4,321,000 at June 30, 1999 decreased by $1,515,000 from the December 31, 1998 balance of $5,836,000. This decrease is due to fluctuations in cash balances in the normal course of business for the Bank.

Deposits
         Total deposits of $113,428,000 at June 30, 1999 increased by $4,763,000, or 4.4%, from the December 31, 1998 balance of $108,665,000. Demand deposits of $31,549,000 at June 30, 1999 reflect a $491,000, or 1.6%, increase from the $31,058,000 balance at December 31, 1998. Normal fluctuations in the deposits of both personal and nonprofit accounts make up a significant portion of the $1,717,000 increase in NOW accounts to $11,216,000 at June 30, 1999, as compared to $9,499,000 at December 31, 1997. Money market accounts of $24,279,000 at June 30, 1999 decreased by $1,928,000 from the $26,207,000 balance reported at December 31, 1998, due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Savings deposits increased $267,000 to $3,065,000 from $2,798,000 at December 31, 1998.
Certificates of deposit at June 30, 1999 of $43,320,000 increased by $4,217,000 from the $39,103,000 balance at December 31, 1998, with certificates of deposit $100,000 and over increasing by $3,319,000 and certificates of deposit under $100,000 decreasing by $898,000.

     Average noninterest-bearing demand deposits for the first six months of 1999 of $30,399,000 decreased by $306,000, or 1.0%, from the comparable 1998 period, and average interest-bearing deposits decreased by $2,736,000 during the same period to $76,755,000. For the first six months of 1999, average NOW accounts of $9,682,000 increased by $88,000, and average money market deposits of $24,544,000 decreased by $455,000 over the prior year's average balance. Average certificates of deposit $100,000 and over decreased by $2,574,000 to $18,885,000 for the first six months of 1999, as compared to the first six months of 1998. Average certificates of deposit under $100,000 for the first six months of 1999 of $20,722,000 decreased by $625,000 over the comparable period of the prior year. Average noninterest-bearing deposits to average total deposits during the first six months of 1999 represent 28.4% as compared to 25% one year earlier.

Asset Quality

Loan Portfolio and Adequacy of Allowance for Loan Losses
         The Company manages the risk characteristics of its loan portfolio through various control processes, such as credit evaluation of individual borrowers, establishment of lending limits to individuals and application of lending procedures, such as the holding of adequate collateral and the maintenance of compensating balances. As part of the underwriting process, commercial borrowers must indicate in writing that they are aware of the Year 2000 issue and are either Year 2000 compliant or in the process of becoming Year 2000 compliant. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio, as well as, general and regional economic conditions.

         Due to the loan growth in the first and second quarters of 1999, the Bank added $30,000 to the loan loss reserve. During the first quarter of 1998, the Adams National Bank (the "Bank") repurchased loan participations from the Company on which the Company maintained a $25,000 loan loss reserve. As a result, during the first quarter of 1998, with loans no longer outstanding at the parent company, the parent company reversed the $25,000 loan loss reserve recorded on its books. The Company has evaluated the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,159,000 at June 30, 1999 to be adequate.

         At June 30, 1999, the allowance for loan losses as a percentage of outstanding loans was 1.17% as compared to 1.20% at December 31, 1998. The table entitled "Allocation for Loan Losses" sets forth an analysis of the allocation for loan losses by categories as of June 30, 1999 and December 31, 1998.

                     Allocation of Allowance for Loan Losses
                     At June 30, 1999 and December 31, 1998
                             (Dollars in thousands)

                                                    June 30,                    December 31,
                                                      1999                           1998
                                        -------------------------------------------------------------------
                                             Reserve    % of loans          Reserve   % of loans
                                              Amount  to total loans         Amount  to total loans
                                           ---------  --------------        ------- ----------------

  Commercial                               $   533              45.8%       $  573           45.4%
  Real estate- commercial mortgage             525              50.2           493           48.3
  Real estate- residential mortgage             --              --              12            1.4
  Real estate- construction                     --              --              --           --
  Installment                                   78               4.0            48            4.9
  Unallocated                                   23              --               8           --
                                         -----------    ------------      ---------     ----------
         Total                             $ 1,159             100.0%      $ 1,134          100.0%
                                           =========        =========       =======        =======


         Transactions in the allowance for loan losses for the six months ended June 30, 1999 and 1998 are summarized as follows:

             Transactions in the Allowance for Loans Losses for the
                     Six Months Ended June 30, 1999 and 1998
                             (Dollars in thousands)

                                                                 1999                     1998
                                                              ---------                 ---------
           Balance at January 1                                  $1,134                   $1,142

             Provision (benefit)                                     30                      (25)
             Recoveries:
               Commercial                                             2                       25
               Real estate - mortgage                                --                        8
               Installment to individuals                            17                       65
                                                               --------                  -------
                 Total recoveries                                    19                       98

             Loans charged off:
               Commercial                                           (19)                     (57)
               Installment to individuals                            (5)                     (53)
                                                               ---------                --------
                 Total charge-offs                                  (24)                    (110)
                                                                --------                 -------
               Net (charge-offs) recoveries                          (5)                     (12)
                                                               ---------                --------
           Balance at June 30                                   $ 1,159                  $ 1,105
                                                                =======                 =======
           Ratio of net (charge-offs) recoveries
             to average loans (1)                                 (0.01)%                  (0.09)%
                                                                =======                  ========

-------------
(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the six months ended June 30, 1999 and 1998.



Nonperforming Assets
            Nonaccrual loans at June 30, 1999 of $200,000 decreased by $95,000 from the $295,000 reported at December 31, 1998. There were no nonaccrual loans at June 30, 1999 guaranteed by the U.S. Small Business Administration ("SBA"), and if there were, banking regulations require that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee. Loans past due 90 days or more and still accruing interest decreased to $70,000 at June 30, 1999 from $136,000 at December 31, 1998.








                        Analysis of Nonperforming Assets
                     At June 30, 1999 and December 31, 1998
                             (Dollars in thousands)

                                                                June 30,        December 31 ,
                                                                  1999             1998
                                                                 ------           ------
         Nonaccrual loans:
           Commercial                                          $    155         $    208
           Real estate - commercial mortgage                         --               87
           Installment - individuals                                 45               --
                                                                  -----           ------
             Total nonaccrual loans (1)                             200              295
                                                                  -----            -----

         Past due loans:
           Commercial                                                20               --
           Real estate - commercial mortgage                         --               --
           Credit Cards                                              43
           Installment - individuals                                  7              136
                                                                 ------          -------
          Total past due loans                                       70              136
                                                                 ------          -------

         Restructured loans:
           Commercial                                                --               --
                                                                    ---             ----
             Total restructured loans                                --               --
                                                                    ---             ----

             Total nonperforming assets                           $ 270            $ 431
                                                                  =====            =====
             Total nonperforming assets exclusive of
               SBA guaranteed balances                            $ 270            $ 383
                                                                  =====            =====

         Ratio of nonperforming assets
           to gross loans plus foreclosed properties               .27%             .46%
         Ratio of nonperforming assets to total
           assets (2)                                              .20%             .33
         Percentage of allowance for loan losses to
           nonperforming assets (2)                                233%             263%

----------------------------

(1) There were no nonaccrual loans guaranteed by the SBA at June 30, 1999 and December 31, 1998, respectively.

(2)  Ratios include SBA guaranteed loan balances.

Potential  Problem
     Loans At June 30, 1999 and December 31, 1998, respectively, loans totaling $541,400 and $1,139,000 were classified as potential problem loans, which are not reported in the table entitled "Analysis of Nonperforming Assets." Of the problem loans at June 30, 1999, there were no balances guaranteed by the SBA, as compared to 38% and $504,000 at December 31, 1998. These loans are subject to management attention as a result of financial difficulties of the borrowers, and their classification is reviewed on a quarterly basis.

Interest Rate Sensitivity
         Through the Bank's Asset/Liability Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The company manages its interest rate risk sensitivity through the use of a simulation model that project the impact of rate shocks, rate cycles and rate forecast risk estimates on the net interest income and economic value of equity. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift up or down parallel to its beginning position. This simulation provides a test for embedded interest rate risk estimates and other factors such as prepayments, repricing limits, and decay factors. Based on the Company's interest sensitivity position and the analyses performed on the effect of interest rate movements at June 30, 1999, net interest income and the economic value of equity will not be materially impacted by either a rising or declining interest rate environment.

Liquidity and Capital Resources

Liquidity
         Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $9,907,000 in cash and short-term investments at June 30, 1999, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At June 30, 1999, the Company had $4,470,000 in unpledged securities which were available for such use. As a percentage of total assets, the amount of these cash equivalent assets at June 30, 1999 and December 31, 1998 was 11% and 16%, respectively. Normal fluctuations in the deposit levels of some of the Company's large corporate customers resulted in corresponding fluctuations in the Company's liquidity position (short-term investments). The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 (excluding financial institutions and custodial funds raised under deposit acquisition programs) representing 78% of average total deposits for the six months ended June 30, 1999 and 75% of average total deposits for the six months ended June 30, 1998. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $3,000,000 in liquidity, as well as, access to other collateralized borrowing programs through U.S. government agencies to raise additional deposits, when liquidity needs dictate. The Company maintained an average loan to deposit ratio of 88.7% and 76.0% for the first six months of 1999 and 1998 respectively.

     Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank has $991,000 in long term borrowings at June 30, 1999, a decrease of $62,000 from the balance at June 30, 1998 of $1,053,000. The outstanding balances of the loans pledged as collateral for long-term borrowings, as well as, future borrowings from the FHLB at June 30, 1999 and 1998 was $2,935,000 and $3,973,000, respectively. The excess collateral value of the loans pledged at June 30, 1999 was approximately $1,200,000. The Company has adequate resources to meet its liquidity needs.

         Increases in deposit levels and the repayment and maturity of loans and investment securities comprise the majority of the Company's net cash inflows from financing activities for the first six months of 1999. Loan originations, the purchase of investment securities, and maturing time deposits, during the first six months of 1999 constitute the majority of the Company's cash outflows from investing activities.

Stockholders' Equity

         Stockholders' equity at June 30, 1999 of $13,898,000 increased by $299,000 from December 31, 1998. The net income of $925,000 for the first six months of 1999 and the issuance of shares under stock option agreements of $21,000, were offset with an unrealized loss on investment securities available for sale of $233,000 and dividends paid in 1999 of $414,000. Average stockholders' equity as a percentage of average total assets for 1999 was 10.9% as compared to 10.2% for the comparable prior year period.

         Under the risk based capital guidelines issued by the Federal Reserve Board and the Comptroller of the Currency, total capital consists of core capital (Tier 1) and supplementary capital (Tier 2). For the Company and the Bank, Tier 1 capital consists of stockholders' equity, excluding unrealized gains and losses on securities, and Tier 2 capital consists of long-term debt and a portion of the allowance for loan losses. Assets include items both on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. These guidelines require a minimum of 8% total capital to risk-adjusted assets, with at least 4% in Tier 1 capital. To be considered "well-capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. At June 30, 1999 and 1998, both the Company and the Bank were considered "well-capitalized." The table below presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at June 30, 1999 and 1998.



                                                  Bank                      Company           Minimum Capital
                                           ------------------       -------------------       ----------------
                                           Amount       Ratio        Amount       Ratio         Requirements
                                          --------     ------       -------      ------       ---------------
                                                                   (Dollars in thousands)
June 30, 1999:
         Leverage ratio 1                $ 13,024       10.20%     $ 14,128       11.12%              4.00%
         Tier 1 risk-based ratio 2         13,024       12.19        14,128       13.20               4.00
         Total risk-based ratio 2          14,183       13.27        15,287       14.28               8.00

June 30, 1998:
         Leverage ratio 1                $ 10,846        8.42%     $ 12,646       10.09%              4.00%
         Tier 1 risk-based ratio 2         10,846       11.55        12,646       13.37               4.00
         Total risk-based ratio 2          11,952       12.73        13,751       14.54               8.00


----------------
         1   Based on annual average assets
         2   Based on risk-adjusted assets

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

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to Vote of Security Holders

         On May 18, 1999, Abigail Adams National Bancorp, Inc. ( the Company) held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified. The votes cast and withheld for each such director was as follows:


         Kathleen Walsh Carr                     FOR 1,946,312                                 WITHHELD 15,580
                                                    ----------                                          ------
         A. George Cook III                      FOR 1,946,312                                 WITHHELD 15,580
                                                    ----------                                          ------
         Jeanne D. Hubbard                       FOR 1,946,275                                 WITHHELD 15,617
                                                    ----------                                          ------
         Marshall T. Reynolds                    FOR 1,946,275                                 WITHHELD 15,617
                                                    ----------                                          ------
         Robert L. Shell                         FOR 1,946,275                                 WITHHELD 15,617
                                                    ----------                                          ------
         Marianne Steiner                        FOR 1,946,312                                 WITHHELD 15,580
                                                    ----------                                          ------
         Joseph L. Williams                      FOR 1,946,312                                 WITHHELD 15,580
                                                    ----------                                          ------
         Bonita A. Wilson                        FOR 1,946,312                                 WITHHELD 15,580
                                                    ----------                                          ------

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




                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
                    ----------------------------------------

                                   Registrant



Date: August 10, 1999                           /s/ Jeanne D. Hubbard
     -----------------                          --------------------------------
                                                    Jeanne  D. Hubbard
                                                    Chairwoman of the Board,
                                                    President and Director
                                                   (Principal Executive Officer)


Date: August 10, 1999                          /s/ Karen E. Schafke
     -----------------                         ---------------------------------
                                                   Karen E. Schafke
                                                   Chief Financial Officer