Form 10QSB
period 1999-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 1999-11-12
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           SEPTEMBER 30, 1999
                              ---------------------------------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

         Commission file number   0-10971
                                ------------------

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
-------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Delaware                                             52-1508198
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer ID No.)
Incorporation or organization)

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
                                         ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity as of November 5, 1999:
             2,085,816 shares of Common Stock, Par Value $0.01/share
Transitional Small Business Disclosure Format (check one): Yes      No    X
                                                              -----   ------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheets                                          1
          Consolidated Statements of Operations and Comprehensive Income     2-3
          Consolidated Statements of Changes in Stockholder's Equity           4
          Consolidate Statements of Cash Flows                                 5
          Notes to Consolidated Financial Statements                        6-11

     Item 2 - Management's Discussion and Analysis                            12


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               22

     Item 4 - Submission of Matters to Vote of Securities Holders             23

     Item 6 - Exhibits and Reports on Form 8-K                                23


Signatures                                                                    24

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                September 30, 1999 and 1998 and December 31, 1998
                                   (Unaudited)

                                                                          Sept 30,                Sept 30,           Dec 31,
                                                                           1999                     1998              1998
                                                                       --------------          --------------   ----------------
Assets
Cash and due from banks                                                  $ 5,224,472           $5,457,560           $ 5,836,099
Short-term investments:
  Federal funds sold                                                       4,205,458           13,100,000             3,793,204
   Interest-bearing deposits in other banks                                1,512,742            4,281,497             1,814,084
                                                                        -------------         ------------        --------------
    Total short-term investments                                           5,718,200           17,381,497             5,607,288

Securities available for sale                                             13,006,068            14,862,168           13,813,009
Investment securities (market value of $3,900,677, $8,065,386 and $8,027,302 at September 30, 1999, September 30, 1998 and
  December 31, 1998, respectively)                                         3,946,891             8,009,409            7,976,376

Loans (net of deferred fees and unearned discounts)                      102,989,128            85,468,733           94,219,747
  Less:  Allowance for loan losses                                        (1,144,986)          (1,114,088)           (1,134,128)
                                                                      ---------------       --------------       ---------------
      Loans, net                                                         101,844,142            84,354,645           93,085,619
                                                                       --------------       --------------        --------------

Bank premises and equipment, net                                             987,847             1,124,690            1,159,827
Other assets                                                               2,189,726             2,182,405            1,403,106
                                                                      ---------------       --------------       ---------------
      Total assets                                                     $ 132,917,346         $ 133,372,374        $ 128,881,324
                                                                       ==============        =============        ==============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
    Demand deposits                                                     $ 37,707,591          $ 32,887,474         $ 31,058,149
    NOW accounts                                                          10,194,612            10,329,403            9,499,197
    Money market accounts                                                 23,467,362            28,233,617           26,207,011
    Savings accounts                                                       2,727,810             2,347,027            2,797,881
    Certificates of deposit of $100,000 or greater                        13,811,490            21,354,161           18,158,496
    Certificates of deposit less than $100,000                            22,350,807            18,787,422           20,944,354
                                                                       --------------       --------------        --------------
      Total deposits                                                     110,259,672           113,939,104          108,665,088
                                                                        -------------        -------------         -------------

  Short-term borrowings                                                    6,554,345             3,527,827            4,647,740
  Long-term borrowings/debt                                                  974,984             1,037,882            1,022,711
  Other liabilities                                                          948,530             1,653,677              946,502
                                                                      ---------------      ---------------      ----------------
      Total liabilities                                                  118,737,531           120,158,490          115,282,041
                                                                        -------------        -------------         -------------

Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 5,000,000 shares; issued 2,094,468 at September 30, 1999, 2,092,901 at
  September 30, 1998 and 2,091,760 shares at December 31, 1998;
  outstanding  2,085,816 shares at September 30, 1999, 2,087,051 shares at September 30, 1998 and 2,085,910 shares at
  December 31, 1998                                                           20,945                20,929               20,918
  Surplus                                                                 12,503,895            12,370,805           12,482,926
  Retained earnings                                                        2,154,880             1,035,750            1,325,052
  Accumulated other comprehensive income, net of taxes                      (285,761)               34,797                3,813
                                                                      ---------------       --------------      ----------------
                                                                          14,393,959            13,462,281           13,827,709
  Less:  Employee Stock Ownership Plan shares at cost of 23,396 at
            September 30, 1999, 23,396 at December 31, 1998, and
            25,108 at September 30, 1998                                    (147,891)             (219,687)            (204,716)
  Less:  Treasury stock, shares at cost of  8,652 at September 30, 1999,
             and 5,850 at Dec. 31, 1998, and Sept. 30, 1998, respectively    (66,253)              (28,710)             (28,710)
                                                                      ---------------       --------------       --------------

      Total stockholders' equity                                           14,179,815           13,213,884            13,599,283
                                                                        --------------      ---------------        --------------
      Total liabilities and stockholders' equity                        $ 132,917,346        $ 133,372,374         $ 128,881,324
                                                                        ==============       ==============        =============



                                         ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                              Consolidated Statements of Operations and
                                                        Comprehensive Income
                                         For the Periods  Ended September 30, 1999 and 1998
                                                             (Unaudited)

                                                                       For the three months                 For the nine months
                                                                           Ended Sept. 30,                      Ended Sept. 30,
                                                                           1999          1998                  1999           1998
Interest income
  Interest and fees on loans                                          $2,336,862     $2,229,228           $6,768,931      $6,449,096
  Interest on securities available for sale:
    U.S. Treasury                                                             --         14,253               21,144          42,678
    Obligations of U.S. government agencies and corporations             194,133        260,997              545,839         818,608
                                                                      ----------     ----------          ------------    -----------
        Total interest on securities available for sale                  194,133        275,250              566,983         861,286
  Interest and dividends on investment securities:
    U.S. Treasury                                                         19,009         42,030               83,681          96,381
    Obligations of U.S. government agencies and corporations              44,891         63,627              157,841         188,550
    Other securities                                                      18,418         13,890               41,527          40,592
                                                                     -----------    -----------         -------------   ------------
        Total interest and dividends on investment securities             82,318        119,547              283,049         325,523
  Interest on short-term investments:
    Federal funds sold                                                    21,966        175,434              129,457         381,096
    Deposits with other banks                                             53,486         33,047               87,407          99,019
                                                                     -----------    -----------         -------------   ------------
        Total interest on short-term investments                                         75,452               208,481       216,864
                                                                                    -----------            ----------   ------------
    480,115
        Total interest income                                          2,688,765      2,832,506            7,835,827       8,116,020
                                                                      ----------     ----------           -----------     ----------
Interest expense
  Interest on deposits:
    NOW accounts                                                          52,148         55,708              148,256         163,282
    Money market accounts                                                212,497        329,129              641,891         859,186
    Savings accounts                                                      18,782         16,168               57,400          43,619
    Certificates of deposit:
      $100,000 or greater                                                210,674        298,864              679,353         895,741
      Less than $100,000                                                 272,563        251,090              783,127         838,996
                                                                     -----------    -----------          ------------    -----------
        Total interest on deposits                                       766,664        950,959            2,310,027       2,800,824
     Federal funds purchased and
       repurchase agreements                                              30,079         47,950              122,212         139,135
     Interest on long-term borrowings/debt                                17,269           18,356             52,266          55,434
                                                                    ------------    -------------       -------------   ------------
        Total interest expense                                           814,012      1,017,265            2,484,505       2,995,393
                                                                     -----------    -----------           -----------     ----------
        Net interest income                                            1,874,753      1,815,241            5,351,322       5,120,627
    Provision (benefit) for loan losses                                   40,000              --              70,000        (25,000)
                                                                    -----------------------------       ------------    ------------
        Net interest income after provision                            1,834,753      1,815,241            5,281,322       5,145,627
                                                                      ----------     ----------           -----------     ----------
Other Noninterest income
  Service charges on deposit accounts                                    329,527        295,519            1,027,420         904,754
  Other income                                                            30,833         82,249              121,431         114,034
                                                                    ------------   ------------        --------------   ------------
        Total other noninterest income                                   360,360        377,768            1,148,851      1, 018,788
                                                                     -----------    -----------        --------------   ------------
Other Noninterest expense
  Salaries and employee benefits                                         672,195        541,115            1,861,364       2,647,040
  Occupancy and equipment expense                                        303,595        304,873              956,311         905,838
  Professional fees                                                       29,597         31,278              159,474         780,024
  Data processing fees                                                    41,974        168,600              275,034         426,294
  Other expense                                                          288,061        249,779              801,415         885,270
                                                                     -----------    -----------          ------------    -----------
        Total other noninterest expense                                1,335,422      1,295,645            4,053,598       5,644,466
                                                                      ----------     ----------           -----------     ----------
       Income before taxes                                               859,691        897,364            2,376,575         519,949
Applicable income tax expense                                            335,280        197,264              926,864         197,264
                                                                     -----------     ----------          ------------    -----------
        Net income                                                   $   524,411     $  700,100           $ 1,449,711      $ 322,685
                                                                     -----------     ----------           -----------      ---------

                                                                                                                          Continued:

                                          ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                               Consolidated Statements of Operations and
                                                   Comprehensive Income (Continued)
                                           For the Periods Ended September 30, 1999 and 1998
                                                              (Unaudited)



                                                                          For the three months                 For the nine months
                                                                            Ended Sept. 30,                       Ended Sept. 30,
                                                                           1999          1998                  1999           1998
                                                                         ------        ------                ------         ------
Other Comprehensive Income:
    Unrealized (losses) gains on securities, before tax                $(95,091)       $56,991             $(488,856)       $82,818
    Income tax expense (benefit) related to items of
         Other comprehensive income                                      38,764        (23,233)              199,282        (33,641)
                                                                     -----------    -----------            ----------   ------------
    Other comprehensive income (loss), net of tax                       (56,327)        33,758              (289,574)        49,177

Comprehensive income                                                   $ 468,084      $ 733,858            $1,160,137      $ 371,862
                                                                       =========      =========            ==========      =========


Earnings per common share:
    Basic earnings per share                                       $         .25  $         .34       $          .70   $         .16
                                                                   =============  =============       ===============  =============
    Diluted earnings per share                                     $         .25  $        . 33       $          .68   $         .15
                                                                   =============  =============       ===============  =============


Weighted average number of shares used
 to compute earnings per share:
    Basic                                                              2,065,222      2,061,850             2,064,170      2,052,677
                                                                      ==========      =========             =========      =========
    Diluted                                                            2,127,010      2,116,649             2,121,507      2,107,477
                                                                      ==========      =========             =========      =========


               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
             For the Nine Months Ended September 30, 1999, and 1998
                                   (Unaudited)

                                                                                                Employee    Accumulated
                                                      Additional      Retained                   Stock         Other
                                          Common       Paid-in        Earnings     Treasury    Ownership   Comprehensive
                                           Stock       Capital       (Deficit)      Stock        Plan       Income (loss)    Total


Balance at December 31, 1997             $ 20,699   $12,227,447    $1,044,369    $ (28,710)    $(219,687)    $ (14,380)  $13,029,738

  Net income                                ---             ---       322,685          ---           ---           ---       322,685
  Dividends declared                        ---             ---      (331,304)         ---           ---           ---     (331,304)
  Issuance of shares under Employee
    Incentive Stock Option Plan             230         143,358           ---          ---           ---           ---       143,588
  Unrealized gain on securities,
     net of taxes                           ---             ---           ---          ---           ---        49,177        49,177
                                        ---------  ------------    ----------    ----------    ---------    ----------   -----------

Balance at September 30, 1998           $20,929     $12,370,805    $1,035,750     $(28,710)    $(219,687)     $ 34,797   $13,213,884
                                        =======     ===========    ==========     =========    ==========     ========   ===========



Balance at December 31, 1998            $20,918     $12,482,926    $1,325,052    $ (28,710)    $(204,716)      $ 3,813  $13,599,283

  Net income                                ---             ---     1,449,711          ---           ---           ---     1,449,711
  Dividends declared                        ---             ---      (619,883)         ---           ---           ---     (619,883)
  Issuance of shares under Employee
    Incentive Stock Option Plan              27          20,969           ---          ---           ---           ---        20,996
  Release of shares under
    Employee Stock Ownership
    Plan                                    ---             ---           ---          ---        56,825           ---        56,825
  Distribution from ESOP                                                           (37,543)                                 (37,543)
  Unrealized loss on securities,
     net of taxes                           ---             ---           ---          ---           ---       (289,574)   (289,574)
                                       --------     -----------    ----------    ---------     ---------      ---------- -----------

Balance at September 30, 1999          $ 20,945      $12,503,895   $2,154,880    $ (66,253)    $(147,891)     $(285,761) $14,179,815
                                       ========      ===========   ===========   ==========    ==========     ========== ===========


               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                                                                          1999                       1998
                                                                                       --------                  ---------
Operating Activities
Net income                                                                           $1,449,711                  $ 322,685
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Provision (Benefit) for loan losses                                                  70,000                   (25,000)
    Depreciation and amortization                                                       353,138                   325,280
    Accretion of loan discounts and fees                                               (187,073)                 (134,808)
    Accretion of discounts and premiums on securities                                     3,924                   (37,375)
    (Benefit) provision for deferred income taxes                                      (327,486)                 (777,549)
    (Increase) decrease in other assets                                                (459,136)                   562,875
    Increase (decrease) in other liabilities                                             191,833                    99,340
                                                                                      ----------                ----------

      Net cash provided by operating activities                                        1,094,911                   335,448
                                                                                    ------------               -----------

Investing Activities
Proceeds from repayment and maturity of investment securities
   and securities available for sale                                                  8,300,000                22,498,193
Proceeds from repayment of mortgage-backed securities                                    37,632                    71,247
Purchase of investment securities and
   securities available for sale                                                     (3,984,508)              (17,358,941)
Net decrease (increase)in short-term investments                                        301,342                (2,315,243)
Purchase of restricted investments                                                           --                  (185,254)
Principal collected on loans                                                         18,296,269                12,519,199
Loans originated                                                                    (24,124,114)              (13,493,164)
Net (increase) decrease in short-term loans                                            (322,929)                   97,822
Net (increase) decrease in lines of credit                                           (2,490,675)                  834,946
Purchase of bank premises and equipment                                                (181,158)                 (197,557)
Other, net                                                                                    --                    1,667
                                                                               -----------------            --------------

      Net cash provided (used) by investing activities                                4,168,141)                 2,472,915
                                                                                    ------------              ------------

Financing Activities
Net increase in transaction and savings deposits                                      4,535,137                 7,864,108
Proceeds from issuance of time deposits                                              19,650,385                30,061,243
Payments for maturing time deposits                                                 (22,590,938)              (36,247,642)
Net (decrease) increase in short-term borrowings                                      1,906,605                    38,564
Payments on long-term debt                                                              (47,727)                  (48,054)
Proceeds from issuance of common stock                                                   20,996                   143,588
Payment on ESOP loan                                                                     56,825                        --
Payments of distributions from ESOP                                                    (37,543)                        --
Cash dividends paid to common stockholders                                             (619,883)                 (166,957)
                                                                                   -------------             -------------

      Net cash provided (used) by financing activities                                2,873,857                 1,644,850
                                                                                   -------------             -------------
      (Decrease) increase in cash and cash equivalents                                 (199,373)                4,453,213
      Cash and cash equivalents at beginning of year                                  9,629,303                14,104,347
                                                                                   -------------              ------------

      Cash and cash equivalents at end of period                                    $ 9,429,930              $ 18,557,560
                                                                                    ============             =============


Supplementary disclosures:
  Interest paid on deposits and borrowings                                                                    $ 2,602,474
                                                                                                              ============
$   2,995,393
  Income taxes paid                                                                $    910,000        $               --
                                                                                   =============       ===================

                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 1999 and 1998



1.    General
      The unaudited information at and for the nine months ended September 30, 1999 and 1998 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to amounts previously reported in 1998 to conform with the 1999 presentation.

2.    Year 2000 Issues
      Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing in general. There is concern that on January 1, 2000 computers will be unable to handle the century date change, and as a consequence, there may be wide spread system malfunctions. To address this situation the Bank developed a formal Year 2000 committee comprised of the Bank's senior management and members of the Board of Directors. The Bank developed a year 2000 project plan in June 1997, and diligent efforts have been made to complete the project plan on schedule. The Bank's project plan follows the guidelines set forth by the Federal Financial Institutions Examination Council (FFIEC) and includes five phases; assessment, evaluation, renovation, validation, and implementation. During the first quarter of 1999, the project was substantially complete, including the process of client specific testing with key vendors. Management of the Bank believes all "mission critical" applications have been identified and appropriate renovations have been made. The Bank has identified potential information and non information technology applications including, for example, electrical utilities, telephone services, alarm systems and building access systems, which may have problems associated with the year 2000. To the extent applications suppliers assert their applications are year 2000 ready, whether they are information technology or non information technology related, the Bank has tested and validated their claims, while working toward solutions with others. However, legal recourse against the Bank's third party vendors may be limited to having the third party vendor correct any service deficiency that fails in the event the service is not year 2000 compliant. Management does not believe that it would be able to obtain any material compensatory or punitive damages in the event a vendor is not year 2000 compliant. All systems for which the Bank has control have been tested and/or certified by vendors for year 2000 compliance. Extraneous systems, such as electrical utilities and telephone services, should they fail will have an impact on our ability to perform daily functions. The progress of these vendors is being closely monitored. In the event that these systems are not ready, the Bank has prepared a contingency plan that will enable business to be conducted without them.

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

      Management  has  estimated  the  future  remediation  costs to be  $2,000.
Incremental expenses for the Bank to address the Year 2000 issue are not expected to materially impact operating results in any one period.


3.    Contingent Liabilities
      In the normal course of business, there are various outstanding commitments and contingent liabilities such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

      Under the terms of an employment agreement with the current President and Chief Executive Officer of the Bank, the Company is obligated to make payments to her totaling approximately $150,000, in the event she chooses to exercise her rights under a Severance Agreement on or before July 20, 2000, and these funds are held in a grantor trust established on February 25, 1998.

      Under the terms of an employment agreement with the former President and Chief Executive Officer, the Company is obligated to make payments up to $7,000 for the continuation of her former benefits to May 18, 2000. These funds are held in a grantor trust established on February 25, 1998.

      The Company maintains directors' and officers' liability insurance. In addition, according to the by-laws, the Company is obligated to indemnify any director or officer for any losses incurred in the performance of their duties as director to the full extent authorized or permitted by Delaware general corporation law. Three directors put the present Board of Directors and current management on notice that to the best of their belief and knowledge, they are entitled to indemnification for their legal expenses in defending themselves in the lawsuits as discussed in Part II, Item 1 "Legal Proceedings". During 1998, $240,000 was accrued in other liabilities for such indemnification of these expenses.

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

     On January 23, 1996,  the Company  adopted a nonqualified  Directors  Stock
Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. All the options became fully vested in 1998. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 20,520 shares of common stock available for grant under the above plans were granted in 1996 at a price of $5.39 for directors and $6.34 for employees. As of September 30, 1999, 18,381 options have been exercised under these plans.

      On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. All options became fully vested in 1998. Options under both plans expire not later than ten years after the date of grant. Options for a total of 27,641 shares of common stock are available for grant under the above Plans. Options totaling 25,760 were granted in 1996 at a price of $7.30 for directors and $8.59 for employees. Options totaling 1,881 were granted to employees in 1997 at prices ranging from $9.37 to $9.46. As of September 30, 1999, 7,768 options have been exercised under these plans.

      On March 29, 1996, the Company granted the former President and Chief Executive Officer a nonqualified stock option to purchase 93,750 shares at a price equal to 85% of the fair market value of the Company's common stock on the date of grant at $5.39. The option are fully vested and have not been exercised as of September 30, 1999.

      On September 21, 1999, the Company adopted a nonqualified stock option plan covering key employees and outside directors that provides non-statutory options to purchase 20,000 options at a price equal to 85% of the fair market value of the Company's common stock on the date of grant at $11.14. The option vest beginning in 1999 at 33.3% per year. No options were granted in 1997 or 1998.

      On April 16, 1996, the Company and the Bank adopted an employee stock ownership plan ("ESOP") with 401(k) provisions, replacing the Bank's former 401(k) Plan, which covered all full-time employees 21 years of age or older who have completed 500 hours of service. Participants may elect to contribute to the ESOP a portion of their salary, which may not be less than 1% nor more than 15%, of their annual salary up to $10,000 for 1999. In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Employee contributions and the employer's matching contributions immediately vest. All employer's discretionary contributions are vested as follows: 33 and 1/3% for one year of service; 66 and 2/3% for two years of service; 100% for three years of service.

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


                                          Nine Months Ended                            Nine Months Ended
                                          September 30, 1999                           September 30, 1998
                                    -------------------------------             --------------------------------
                                    Basic            Diluted                    Basic            Diluted
                                    EPS              EPS                        EPS              EPS

Net Income                           1,449,711       1,449,711                  322,685          322,685
Income (loss) available to
  Common stockholders                1,449,711       1,449,711                  322,685          322,685
Weighted average share
  outstanding                        2,065,222       2,065,222                  2,052,677        2,052,677
Weighted average
  dilutive effect of
  Stock option Plans                n/a                  61,788                 n/a              54,800
Adjusted weighted
  average shares
  outstanding                       2,065,222        2,127,010                  2,052,677        2,107,477

Basic EPS 1                            $.70                                         $.16
Diluted EPS                                             $.68                                         $.15










--------
1 The per share data and average shares outstanding give effect to a five-for-four stock split in the form of a stock dividend that occurred on December 31, 1998.

7.  New Financial Accounting Standards

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

Overview
      Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $132.9 million at September 30, 1999, as compared to $128.9 million at December 31, 1998, an increase of $4.0 million or 3.13%. Total loans increased by $8.8 million or 9.3% to $103.0 million at September 30, 1999 from $
94.2 million at December 31, 1998. Total investment securities decreased by $4.8 million or 22.2% for the same period, due to matured investment securities, the proceeds of which were reinvested in higher yielding loans. Total deposits increased by $1.6 million or 1.5% to $110.3 million at September 30, 1999 from $108.7 million at December 31, 1998. Stockholders' equity at September 30, 1999 was $14.2 million, an increase of $0.6 million or 4.3% from $13.6 million at December 31, 1998. The book value per share of common stock at September 30, 1999 was $6.87 as compared to $6.59 per share at December 31, 1998.

      The Company reported net income for the nine months ended September 30, 1999 of $1.45 million, or $0.68 per share, for an annualized return on average assets of 1.51% and an annualized return on average equity of 13.92%. The net income for the same period in 1998 was $322.7 thousand or $0.15 per share, with a return on average assets of 0.33% and a return on average equity of 3.28%. Net income increased by $1.1 million for the nine months ended September 30, 1999, as compared to the same period in 1998. The improved net earnings of the Company reflects greater profitability of the Bank's core business operations and improved operating efficiency.

      The Company reported net income for the three months ended September 30, 1999 of $524.4 thousand, or $0.25 per share, for an annualized return on average assets of 1.60% and an annualized return on average equity of 14.72%. The net income for the same period in 1998 was $700.1 thousand or $0.33 per share, with a return on average assets of 2.07% and a return on average equity of 21.51%. The third quarter of 1998 was enhanced by a $190 thousand collection on a nonaccrual loan for the payment of back interest owed, the collection of late charges, and the collection of legal fees, as well as, a reversal of a tax provision for the quarter. The third quarter of 1999 is more indicative of the Company's strong core business growth.

Analysis of Net Interest Income
      Net interest income, the most significant component of the Company's earnings, increased by $230.7 thousand or 4.5%, to $5.4 million for the nine months ended September 30, 1999, as compared to $5.1 million for the comparable 1998 period. Average earning assets for the first nine months of 1999 of $121.7 million increased $246 thousand, or 0.2%, over the comparable 1998 period. The increase in net interest income for the current year-to-date period compared to the prior year was primarily a result of the favorable decreases in the cost of funds combined with the continued maintenance of high yielding assets. The average loan portfolio for the first nine months of 1999 was $97.0 million, an increase of $13.8 million or 16.6% over the comparable 1998 period. The average investment security portfolio for the first nine months of 1999 was $18.7 million, a decrease of $8.0 million or 30.0% from the comparable 1998 period. Average interest bearing deposits for the first nine months of 1999 were $76.6 million, a decrease of $4.4 million or 5.4%, from the comparable 1998 period. The net interest rate spread for the first nine months of 1999 of 4.54% and the net interest margin of 5.88% for the same period, reflected an increase of 28 basis points and 24 basis points, respectively, from the prior year.


Noninterest Income
      Total noninterest income increased by $130.1 thousand, or 12.8%, to $1.1 million for the nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to increased income recognized on service charges on deposit accounts.

Noninterest Expense
      Noninterest expense for the first nine months of 1999 was $4.1 million, a decrease of $1.6 million or 28.2%, as compared to the $5.6 million for the same period in 1998. Salaries and benefits of $1.9 million for the first nine months of 1999 decreased by $785.7 thousand or 29.7%, over the same period in 1998, primarily due to the severance paid to former employees in 1998. Net occupancy expense of $956.3 thousand for the first nine months of 1999 reflects an increase of $50.5 thousand, or 5.6%, from one year earlier, due both to the relocation of the Georgetown branch in 1999 and the additional depreciation associated with office renovations and technology investments. Professional fees of $159.5 thousand for the nine months ended September 30, 1999 decreased by $620.5 thousand, as compared to the same period in 1998, due in part to the legal expenses in 1998 associated with the lawsuits against three directors by shareholders of the Company. Data processing expense of $275.0 thousand the first nine months of 1999 decreased by $151.3 thousand from the prior year, due to the lower fees associated with the change in data processing service bureaus completed in October of 1998 and the incentive received from the Company's back office provider. Other operating expense of $801.4 thousand for year-to-date 1999 decreased by $83.9 thousand from the prior year, due primarily to cost controls over advertising, and other expenses in general.

Income Tax Expense
     Income tax expense of $926.9 thousand for the first nine months of 1999 increased $729.6 thousand, as compared to the same period one year earlier, as a result of the increase in net income before tax of $1.9 million. The income tax provision for the third quarter of 1999 was $335.3 thousand on a before tax net income of $859.7 thousand, as compared to the third quarter of 1998 tax provision of a $197.3 thousand on a before tax net income of $897.4 thousand, an increase of $138.0 thousand or 69.9% from the third quarter of 1998. The Company's effective tax rate for the first nine months of 1999 was 39%.

Analysis of Loans
      The loan portfolio at September 30, 1999 of $103.0 million increased by $8.8 million or 9.3%, as compared to the December 31, 1998 balance of $94.2 million, and increased by $17.5 million or 20.5% as compared to the September 30, 1998 balance of $85.5 million. New loans of $24.1 million, exclusive of short-term loans and lines of credit, were originated during the first nine months of 1999. Loan principal payments of $18.3 million offset this increase. The loan to deposit ratio at September 30, 1999 was 93.4%, as compared to 86.7% at December 31, 1998. On average, the loan to deposit ratio for the nine months of 1999 was 89.3%, as compared to 75.0% during the comparable period in 1998.

      The Bank has not experienced any deterioration in its loan portfolio as a result of the Year 2000 issue. Management will continue to monitor its loan portfolio for deterioration associated with borrower's inability to be Year 2000 compliant.

     Loan concentrations at September 30, 1999 and December 31, 1998 are summarized as follows:

                                                Loan Concentrations
                                    At September 30, 1999 and December 31, 1998

                                                    Sept. 30            Dec. 31
                                                      1999                1998
                                                    -------               ----
         Service industry                             32%                  38%
         Commercial real estate/finance               34                   32
         Wholesale/retail                             23                   22
         Other                                        11                    8
                                                     ------              ----
           Total                                      100%                100%
                                                      ====                ====


Analysis of Investments
     Securities classified as available for sale of $13.0 million decreased by $806.9 thousand or 5.8% during the first nine months of 1999, as compared to $13.8 million at December 31, 1998.The activity during the first nine months of 1999 included purchases of $4.0 million, maturities of $4.3 million, scheduled accretion of discounts, and market value adjustments. Compared to the same period one year ago, securities classified as available for sale decrease by $1.9 million or 12.5%.

         Long term investment securities of $3.9 million decreased by $4.0 million or 50.5%, as compared to $8.0 million at December 31, 1998, and decreased by $4.1 million or 50.7% from September 30, 1998. The activity for the first nine months of 1999 included maturities of $4.0 million, scheduled accretion of discounts, and normal pay downs on mortgage-backed securities.

         Short term investments of $5.7 million increased $110.9 thousand from December 31, 1998, as a result of normal fluctuations in deposit levels of some of the Company's large corporate customers. Short term investments compared to the same period one year ago decreased by $11.6 million, as a result of funding the loan portfolio growth and seasonal outflow of deposits in the fourth quarter of 1998.

Noninterest-Earning Assets
         Cash and due from banks of $5.2 million at September 30, 1999 decreased by $612 thousand from the December 31, 1998 balance of $5.8 million. This decrease is due to fluctuations in cash balances in the normal course of business for the Bank.

Deposits
         Total deposits of $110.3 million at September 30, 1999 increased by $1.6 million or 1.5%, from the December 31, 1998 balance of $108.7 million. Demand deposits of $37.7 million at September 30, 1999 grew $6.6 million or 21.4% from the $31.1 million balance at December 31, 1998. Normal fluctuations in the deposits of both personal and nonprofit accounts make up a significant portion of the $695.4 thousand increase in NOW accounts to $10.2 million at September 30, 1999, as compared to $9.5 million at December 31, 1998. Money market accounts of $23.5 million at September 30, 1999 decreased by $2.7 million from the $26.2 million balance reported at December 31, 1998, due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Savings deposits decreased slightly to $2.7 million from $2.8 million at December 31, 1998. Certificates of deposit at September 30, 1999 of $36.2 million decreased by $2.9 million or 7.5%, as compared to $39.1 million at December 31, 1998. Certificates of deposit with balances under $100,000 increased by $1.4 million and certificates of deposit with balances greater than $100,000 decreased by $4.3 million, due to the maturity of deposits in government sponsored programs.

         Average noninterest-bearing demand deposits for the nine months ended September 30, 1999 of $32.1 million increased by $64 thousand, from the comparable 1998 period, and average interest-bearing deposits decreased by $4.4 million during the same period to $76.6 million. Average noninterest-bearing deposits to average total deposits during the nine months ended September 30, 1999 represent 29.5%, as compared to 28.3% one year earlier. Year-to-date 1999 average NOW accounts of $9.8 million decreased slightly, and average money market deposits of $24.3 million decreased by $1.9 million from the average balances for the same period in 1998. Year-to-date average certificates of deposit with balances of $100,000 and over decreased by $3.0 million to $18.4 million, as compared to the 1998 year-to-date averages. Average certificates of deposit with balances under $100,000 for the first nine months of 1999 of $21.2 million increased by $864 thousand over the comparable period in 1998.

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

         Due to the loan growth in 1999, the Bank added $70 thousand to the loan loss reserve, an increase of $95 thousand from the same period in 1998. The Company has evaluated the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1.1 million at September 30, 1999 to be adequate.

         At September 30, 1999, the allowance for loan losses as a percentage of outstanding loans was 1.11%, as compared to 1.20% at December 31, 1998. The table entitled "Allocation for Loan Losses" sets forth an analysis of the allocation for loan losses by categories as of September 30, 1999 and December 31, 1998.

                                      Allocation of Allowance for Loan Losses
                                    At September 30, 1999 and December 31, 1998
                                              (Dollars in thousands)

                                                September 30,                    December 31,
                                                    1999                            1998
                                       --------------------------------   -------------------------------
                                             Reserve    % of loans          Reserve    % of loans
                                              Amount  to total loans         Amount   to total loans
                                             -------  ---------------       -------   ----------------

  Commercial                               $   508           43.9%         $ 573           45.4%
  Real estate- commercial mortgage             581           50.4            493           48.3
  Real estate- residential mortgage             --             --             12            1.4
  Real estate- construction                     --             --             --             --
  Installment                                   42            5.7             48            4.9
  Unallocated                                   14             --              8             --
                                         -----------    ------------    --------     ----------
         Total                             $ 1,145          100.0%       $ 1,134          100.0%
                                           =========       =========     =======         =======



         Transactions in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 are summarized in the following table:

                          Transactions in the Allowance for Loans Losses for the
                               Nine Months Ended September 30, 1999 and 1998
                                          (Dollars in thousands)

                                                     1999                1998
                                                  ---------            ---------
       Balance at January 1                          $1,134             $1,142

         Provision (benefit)                             70                (25)
         Recoveries:
           Commercial                                    27                 20
           Real estate - mortgage                       --                  13
           Installment to individuals                    23                 78
                                                    -------            -------
             Total recoveries                            50                111

         Loans charged off:
           Commercial                                  (19)               (59)
           Credit cards                                (15)                --
           Installment to individuals                  (75)               (55)
                                                   --------           --------
             Total charge-offs                        (109)              (114)
                                                    -------            -------
           Net (charge-offs)                           (59)                (3)
                                                   --------           --------
       Balance at September 30                      $ 1,145            $ 1,114
                                                    =======            =======
       Ratio of net charge-offs to
           average loans (1)                        (0.08)%             (0.004)%
                                                   ========            =========

(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the nine months ended September 30, 1999 and 1998.

Nonperforming Assets
            Nonaccrual loans at September 30, 1999 of $163 thousand decreased $132 thousand, as compared to the $295 thousand reported at December 31, 1998, and decreased $227 thousand, as compared to $390 thousand reported at September 30, 1998. There were no nonaccrual loans at September 30, 1999 guaranteed by the U.S. Small Business Administration ("SBA"), which requires that the full balance of these loans be placed on nonaccrual status, despite the SBA guarantee. Loans past due 90 days or more and still accruing interest decreased $126 thousand to $10 thousand at September 30, 1999, as compared to $136 thousand at December 31, 1998, and decreased $18 thousand, as compared to $28 thousand reported at September 30, 1998.

                                     Analysis of Nonperforming Assets
                               At September 30, 1999 and December 31, 1998
                                     (Dollars in thousands)

                                                       Sept. 30,       Dec. 31 ,
                                                         1999           1998
                                                        ------         ------
     Nonaccrual loans:
       Commercial                                     $    146       $    208
       Real estate - commercial mortgage                    --             87
       Installment - individuals                            17             --
                                                         -----         ------
         Total nonaccrual loans (1)                        163            295
                                                         -----          -----

     Past due loans:
       Commercial                                            5             --
       Real estate - commercial mortgage                    --             --
       Credit Cards                                          4
       Installment - individuals                             1            136
                                                        ------        -------
      Total past due loans                                  10            136
                                                        ------        -------

     Restructured loans:
       Commercial                                           --             --
                                                           ---           ----
         Total restructured loans                           --             --
                                                           ---           ----

         Total nonperforming assets                      $ 173          $ 431
                                                         =====          =====
         Total nonperforming assets exclusive of
           SBA guaranteed balances                       $ 173          $ 383
                                                         =====          =====

     Ratio of nonperforming assets
       to gross loans plus foreclosed properties          .18%           .46%
     Ratio of nonperforming assets to total
       assets (2)                                         .13%           .33
     Percentage of allowance for loan losses to
       nonperforming assets (2)                           662%           263%

----------------------------
(1) There were no nonaccrual loans guaranteed by the SBA at September 30, 1999 and December 31, 1998, respectively.
(2)  Ratios include SBA guaranteed loan balances.

Potential Problem Loans
     At September 30, 1999 and December 31, 1998, loans totaling $351 thousand and $1.1 million, respectively, were classified as potential problem loans, which are not reported in the table entitled "Analysis of Nonperforming Assets." Of the problem loans at September 30, 1999, there were no balances guaranteed by the SBA, as compared to $504 thousand or 38% at December 31, 1998. These loans are subject to management's attention as a result of financial difficulties of the borrowers, and their classifications are reviewed on a quarterly basis.

Interest Rate Sensitivity
         Through the Bank's Asset/Liability Committee, sensitivity of net interest income to fluctuations in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The company manages its interest rate risk sensitivity through the use of a simulation model that project the impact of rate shocks, rate cycles, and rate forecast risk estimates on the net interest income and economic value of equity. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift up or down parallel to its beginning position. This simulation provides a test for embedded interest rate risk estimates and other factors such as prepayments, repricing limits, and decay factors. A "most likely" interest rate scenario is forecasted based upon an analysis of current market conditions and expectations. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis, the net interest income and the economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment.

Liquidity
          Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term borrowings. In addition to $10.9 million in cash and short-term investments at September 30, 1999, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings of which $9.8 million in unpledged securities are available. As a percentage of total assets, the amount of these cash equivalent assets at September 30, 1999 and December 31, 1998 was 15.6% and 15.7%, respectively. The Company has adequate resources to meet its liquidity needs.

     Fluctuations in the Company's liquidity position are often a result of normal fluctuations in the deposit levels of some of the Company's large corporate customers. The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 representing 87% of total deposits at September 30, 1999, as compared to 81% of total deposits at September 30, 1998.

     The Company has other sources of funds, such as short term borrowings, advances available through its membership in the Federal home Loan Bank of Atlanta, and access to other collateralized borrowing programs through U.S. government agencies to raise additional deposits, when liquidity needs dictate. Advances from the Federal Home Loan Bank of Atlanta at September 30, 1999 consist of a long term borrowing of $974.9 thousand and a short term borrowing of $4.0 million, as compared to a long term borrowing of $1.0 million at September 30, 1998.

Stockholders' Equity and Regulatory Capital
         Stockholders' equity at September 30, 1999 was $14.2 million, an increase of $580.5 thousand from year-end 1998, and an increase of $965.9 thousand from September 30, 1998. The increase from December 31, 1998 was the result of net earnings of $1.4 million, partially offset by dividends on common stock of $620 thousand and an unrealized loss on investment securities available for sale of $290 thousand. Average stockholders' equity as a percentage of average total assets for 1999 was 10.9% as compared to 10.0% for the comparable prior year period. Book value per common share was $6.87 as of September 30, 1999, compared to $6.59 at December 31, 1998 and $6.41 at September 30, 1998.

         The table below presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at September 30, 1999 and 1998. At September 30, 1999 and 1998, both the Company and the Bank were considered "well-capitalized."




                                                 Bank                  Company          Minimum Capital
                                           Amount     Ratio       Amount      Ratio       Requirements
                                           ------     -----       ------      -----     ---------------
                                                               (Dollars in thousands)

September 30, 1999:
         Leverage ratio 1                $ 13,377     10.28%     $ 14,471     11.10%          4.00%
         Tier 1 risk-based ratio 2         13,377     12.21        14,471     13.16           4.00
         Total risk-based ratio 2          14,522     13.25        15,616     14.20           8.00

September 30, 1998:
         Leverage ratio 1                $ 11,410      7.97%     $ 13,179     10.01%           4.00%
         Tier 1 risk-based ratio 2         11,410     11.46        13,179     13.13            4.00
         Total risk-based ratio 2          12,524     12.58        14,293     14.24            8.00

-----------------------------------------------
         1   Based on annual average assets.
         2   Based on risk-adjusted assets.


Factors Affecting Future Results
         In addition to historical information, this Form 10-QSB includes certain forward looking statements based on current management's expectations which involve risks and uncertainties such as statements of the Company's plans, expectations and unknown outcomes. The Company's actual results could differ materially from management's expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in ownership status resulting in the loss of eligibility for participation in government and corporate programs for minority and women-owned banks, uncertainties with respect to costs which the Company may incur as result of litigation against the Company, certain directors of the Company and certain related stockholders brought by two minority shareholders, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

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

         None

Item 5 - Other Matters

         None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                                      Description of Exhibit
----------                                       ----------------------

27                                               Financial Data Schedule


(b) On October 1, 1999, the Company filed a current report on Form 8-K to report that it changed its outside auditing firm from Arthur Andersen LLP to Keller Bruner & Company, LLP.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
                      ------------------------------------

                                       Registrant



Date: November 10, 1999              /s/ Jeanne D. Hubbard
     -------------------            ----------------------------------------
                                        Jeanne  D. Hubbard
                                        Chairwoman of the Board,
                                          President and Director
                                        (Principal Executive Officer)


Date: November 10, 1999              /s/ Karen E. Schafke
     -------------------            -----------------------------------------
                                          Karen E. Schafke
                                        Chief Financial Officer