Form 10KSB
period 1999-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2000-03-30
CIK 356809

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ___________

     Commission file number 0-10971

                     ABIGAIL ADAMS NATIONAL BANCORP. INC.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

              Delaware                                 52-1508198
--------------------------------------------------------------------------------
(State or other jurisdiction of                      I.R.S. Employer
incorporation or organization)                     Identification Number)


1627 K Street, N.W., Washington, D C.                         20006
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

Yes X No__
    --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $12,187,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ Market as of March 9, 2000, was $14.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 10, 2000, the Company had issued and outstanding 2,086,753 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders of
   Abigail Adams National Bancorp, Inc., to be filed with the Securities and Exchange Commission on or before April 30, 2000, are incorporated herein by reference in Part III of this Annual Report on Form 10-KSB.

                                    PART I
                                    ------

Item 1.   Business

General

     Abigail Adams National Bancorp, Inc. (the "Company") is a Delaware-chartered bank holding company which conducts business through its wholly-owned bank subsidiary, The Adams National Bank (the "Bank"). The Bank serves the nation's capital through five full-service offices located in Washington, D.C. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company's assets consist primarily of shares of the Bank's common stock and cash it receives from the Bank in the form of dividends or other capital distributions. At December 31, 1999, the Company had consolidated assets of $141,770,000, deposits of $122,570,000 and stockholders' equity of $14,459,000. The Bank exceeds all applicable regulatory capital requirements. See "Supervision and Regulation."

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

Lending Activities

     The Bank provides a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofit organizations and other organizations. These services include, but are not limited to, commercial business loans, commercial real estate loans, renovation and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit, with an emphasis on commercial real estate lending. Consumer lending primarily consists of automobile, home equity and personal loans made on a direct, secured basis. Real estate loans are originated for both commercial and consumer purposes. To a lesser extent, the Bank originates one-to-four family mortgage or residential loans and construction loans. The Bank offers loans which have fixed rates as well as loans with rates which adjust periodically. At December 31, 1999, approximately 61% of the Bank's total loan portfolio was comprised of loans with adjustable rates.

     The Bank provides financing to nonprofit organizations for construction and renovation of local headquarters, working capital lines of credit and equipment financing. Current nonprofit customers of the Bank include organizations which focus on issues relating to children's rights, community housing, education and health care. At December 31, 1999, commercial and real estate loans to these customers totaled $1,175,000.

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


                                                            At
                                                       December 31,
                                               ----------------------------
                                                   1999            1998
                                               ------------     -----------


Commercial...........................           $ 28,646,000   $23,094,000
Real Estate:
 Commercial mortgage.................             50,752,000    43,924,000
 Residential mortgage................             20,991,000    20,190,000
Construction and development.........              6,540,000     5,154,000
Installment to individuals...........              2,135,000     2,069,000
                                                ------------   -----------
 Total Loans:                                    109,064,000    94,431,000
Less: Deferred income and unearned                  (241,000)     (211,000)
   discounts                                    ------------   -----------
Total, net...........................           $108,823,000   $94,220,000
                                                ============   ===========
Commercial Business Lending

     The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one year to three years. These loans often require that borrowers maintain certain levels of deposits with the Bank as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 1999, commercial loans totaled $28,646,000.

     The Bank also offers SBA-guaranteed loans which provide better terms and more flexible repayment schedules than conventional financing. As lending requirements of small businesses grow to exceed the Bank's lending limit, the Bank has the ability to sell participations in these larger loans to other financial institutions. The Bank believes that such participations will help to preserve lending relationships while providing a high level of customer service. At December 31, 1999, SBA-guaranteed loans totaled $4,745,000.

Real Estate Lending

     At December 31, 1999, the Bank's real estate loan portfolio consisted of commercial real estate mortgages totaling $50,752,000, and residential real estate mortgages totaling $20,991,000. The majority of these loans have adjustable rates. Commercial real estate loans are generally for terms of five years and amortize over a 15- and 25-year period. Commercial real estate loans are generally originated in amounts up to 75% loan to value of the underlying collateral.

     The majority of the $6,540,000 in loans classified as construction and land development loans at December 31, 1999 are primarily for construction and renovation of commercial real estate properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending involves significant additional risks as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers. The payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Bank limits the aggregate amount of outstanding construction loans, and generally makes such loans only in its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Bank also obtains appraisals on each property in accordance with applicable regulations.

Consumer Lending

     The Bank's consumer lending includes loans for motor vehicles, home improvement, home equity, small personal credit lines and credit card borrowings. Consumer loans generally involve more risk than first mortgage residential and commercial real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. At December 31, 1999, consumer loans totaled $2,135,000.

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

     Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 1999, the Bank had nonperforming loans of $78,000 and a ratio of nonperforming loans to total assets of 0.06%.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of other real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 1999, the total allowance was $1,137,000, which amounted to 1.04% of total loans and 14.55% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses.

     For the year ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans of $70,000 been current in accordance with their original terms amounted to $18,000. The amounts that were included in interest income on such loans was $23,000 for the year ended December 31, 1999. For further information regarding the Bank's allowance for loan losses and asset quality see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality" in the Annual Report to Shareholders and Note 4 to the Notes to the Consolidated Financial Statements.

Investment Activities

     The Bank's investment portfolio consists of obligations of U.S. Government agencies and corporations, mortgage-backed securities, equity securities, and obligations of states and political subdivisions. At December 31, 1999, investments in obligations of U.S. Government agencies and corporations totaled $15,833,000 of which $12,834,000 were classified as available for sale. Total investment securities were $16,761,000 at December 31, 1999. For further information regarding the Bank's investments see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Analysis of Investments" in the Annual Report to Shareholders.

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

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.


                                        December 31,
                           --------------------------------------
                             1999                       1998
                           ------------------  ------------------
                            Amount   Percent    Amount   Percent
                           --------  --------  --------  --------
                                   (Dollars in Thousands)

Demand deposits..........  $ 36,817     30.0%  $ 31,058     28.6%
Savings accounts.........     2,947      2.4      2,798      2.6
NOW accounts.............    11,988      9.8      9,499      8.7
Money market accounts....    27,951     22.8     26,207     24.1
                           --------    -----   --------    -----
Total non-certificates...    79,703     65.0     69,562     64.0
                           --------    -----   --------    -----

Total certificates.......    42,867     35.0     39,103     36.0
                           --------    -----   --------    -----
Total deposits...........  $122,570    100.0%  $108,665    100.0%
                           ========    =====   ========    =====

     The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of December 31, 1999.


Certificate accounts maturing in quarter ending:         Total     Weighted     Percent of
-----------------------------------------------         Balance   Average Rate    Total
                                                        -------  -------------  -----------
  (Dollars in Thousands)

 Less than 3 months...............................      $ 9,868          4.80%        23.0%
 More than 3 months...............................       10,954          4.98         25.6
 More than 6 months...............................       18,080          5.34         42.1
 More than 1 year.................................        3,444          5.33          7.5
 More than 3 years................................          711          6.13          1.7
 More than 5 years................................           50          5.98          0.1
                                                        -------          ----        -----
 Total............................................      $42,867          5.14%       100.0%
                                                        =======          ====        =====


     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.


                                                                  Maturity
                                               ----------------------------------------------
                                                          Over     Over
                                               3 Months  3 to 6   6 to 12    Over
                                               or Less   Months   Months   12 Months   Total
                                               --------  -------  -------  ---------  -------
 (In Thousands)

Certificates of deposit less than $100,000...    $5,753  $ 6,606  $10,406     $2,035  $24,800

Certificates of deposit of $100,000 or more..     4,115    4,348    7,674      1,930   18,067
                                                 ------  -------  -------     ------  -------
 Total certificates of deposit................    $9,868  $10,954  $18,080     $3,965  $42,867
                                                 ======  =======  =======     ======  =======

---------------------------------------
/(1)/Deposits from governmental and other public entities.

Borrowed Funds

     The Company's short-term borrowings consist of federal funds purchased, FHLB advances of one year or less, and securities sold under repurchase agreements. Long-term debt consists of a term advance from the FHLB entered into on October 1, 1996, maturing on December 1, 2008, at a fixed rate of 7.95%.

     The following table sets forth the maximum month-end balance and average balance of long-term debt and short-term borrowings for the periods indicated.

                                         At December 31,
                                  ---------------------------
                                                                         1999               1998
                                                                       ---------           -------
                                                                               (In Thousands)

Maximum Balance:
---------------
 Long-term debt.....................................................    $  1,023          $  1,086
 Short-term borrowings..............................................       5,413             4,899
Average Balance:
 Long-term debt.....................................................    $    993          $  1,052
 Short-term borrowings..............................................       4,127             3,920

     The following table sets forth certain information as to the Bank's borrowings at the dates indicated. The Bank had no other borrowings outstanding at the date indicated.

                                                                             At December 31,
                                                                     -----------------------------
                                                                       1999                 1998
                                                                     ---------            --------
                                                                         ( Dollars in Thousands)
FHLB advances.......................................................    $    958            $1,023
Securities sold under agreements to repurchase......................       3,193             4,648
                                                                        --------            ------
 Total borrowings...................................................    $  4,151            $5,671
                                                                        ========            ======
Weighted average interest rate of FHLB advances.....................        6.95%             6.99%
Weighted average interest rate of securities sold under agreements
 to repurchase......................................................        4.25%             4.70%

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

Employees

     At December 31, 1999, the Company employed 52 people on a full time basis. The employees are not represented by a union and management believes that its relations with its employees are good.

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

Item 2.   Properties.

     The principal executive office of the Company and the main office of the Bank are located in leased space at 1627 K Street, N.W., Washington, D.C. 20006. The Bank leases four other offices, located at 2905 M Street, N.W., Washington, D.C. 20007; Union Station, 50 Massachusetts Avenue, N.E., Washington, D.C. 20002; 1604 17th Street, N.W., Washington, D.C. 20009 and 802 7th Street,:N.W., Washington, D.C. 20001. An additional ATM was opened in Union Station in 1989 and a third ATM was opened in Union Station in May 1994. Leases for these facilities expire as follows:

          Location                                   Expiration of Lease
          --------------------------------------------------------------

          1627 K Street, N.W.                             2002
          2905 M Street, N.W.                             2008
          50 Massachusetts Avenue, N.E.                   2009
          Union Station ATM                               2009
          Union Station ATM                               2009
          802 7th Street, N.W.                            2007
          1604 17th Street, N.W.                          2016


     In 1999, the Company and the Bank incurred rental expense on leased real estate of approximately $622,000. The Company considers all of the properties leased by the Bank to be suitable and adequate for their intended purposes.

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

     Management and the Board of Directors of the Company have reviewed the above-described litigation and believe that it will prevail on the merits. Consequently, the Company has not accrued for a potential adverse.

Item 4. Submission of Matters to a Vote of Security-Holders.

     None

                                    PART II
                                    -------

Item 5.   Market for Registrant's Equity and Related Stockholder Matters.

     (a) The Company's Common Stock is quoted on the Nasdaq Market under the symbol AANB.

     The following table sets forth the range of the high and low bid prices of the Company's Common Stock for the prior eight calendar quarters and is based upon information provided by Nasdaq.

                                                Prices of Common Stock
                                         -------------------------------------
                                                                   Dividends
                                          High        Low             Paid
                                         -------     ------        -----------
Calendar Quarter Ended/(1)/

March 31, 1998                            $11.50     $11.20           $.08
June 30, 1998                              11.80      11.60             --
September 30, 1998                         12.20      12.00            .08
December 31, 1998                          14.20      13.60            .08
March 31, 1999                             11.13      10.81            .10
June 30, 1999                              13.63      12.88            .10
September 30, 1999                         13.13      12.75            .10
December 31, 1999                          10.75      10.13            .10

/(1)/ Common Stock market data gives effect to a five-for-four stock spilt in the form of a stock dividend which took place on December 31, 1998.

     (b) As of December 31, 1999, the Company had 632 stockholders of record.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On September 30, 1999, the Board of Directors of the Company determined to change their outside accounting firm to Keller Bruner & Company, LLP from Arthur Andersen LLP. During each of the past two years the opinion of Arthur Andersen LLP did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the preceding two years, the Company did not have any disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction would have caused it to make reference to the subject matter of the disagreements in connection with its report. On September 30, 1999, the Board of Directors retained Keller Bruner & Company, LLP.

                                   PART III

     The information called for by Items 9, 10, 11 and 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by the Form 10-KSB.

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

10.14 Sublease Agreement dated September 1, 1981, as amended September 1, 1984, between 2909 M Associates and The Adams National Bank (20)

10.15 Lease Agreement dated March 6, 1996 between 1604 17th Street Limited Partners and The Adams National Bank (21)

10.16 Lease Agreement dated January 8, 1997 between Riverdale International, Inc. and The Adams National Bank (22)

10.17 Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank (23)

10.17.1 Amendment to Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank

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

10.22     Employment Agreement between the Bank and Kate Walsh Carr

10.23     Grantor Trust of Abigail Adams National Bancorp, Inc. dated March 4,
          1998

10.24     Grantor Trust of The Adams National Bank dated March 4, 1998

13        Annual Report to Shareholders

21        Subsidiaries of the Registrant (28)

27        Financial Data Schedule for Bank Holding Companies

99.1      Consent of Arthur Andersen

99.2      Consent of Keller Bruner & Company, LLP

____________________________
(1) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

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

(25) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(26) Incorporated by reference to Exhibit 10 of the Company s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(27) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-K/A, dated April 21, 1995.

(28) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

          (b) One report on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999

              On October 1, 1999 the Company filed a current report on Form 8-K to report its change of accountants from Arthur Andersen, LLP to Keller Bruner & Company, LLP.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersized, "hereunto duly authorized.

                              ABIGAIL ADAMS NATIONAL BANCORP, INC.
                              ------------------------------------



     Date: March 24, 2000     By:   /s/Jeanne D. Hubbard
                                    --------------------
                                    Jeanne D. Hubbard, Chairwoman of the Board,
                                    President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.


By:     /s/Jeanne D. Hubbard                            By:   /s/Karen Schafke
        -----------------------------------                   ---------------------------------------
        Jeanne D. Hubbard, Chairwoman of the Board            Karen Schafke, Principal Financial
        and Chief Executive Officer                           and Accounting Officer

Date: March 24, 2000                                    Date: March 24, 2000


By:     /s/A. George Cook                              By:   /s/Marshall T. Reynolds
        -----------------------------------                  ----------------------------------------
        A.George Cook, Director                               Marshall T. Reynolds, Director

Date: March 24, 2000                                   Date: March 24, 2000


By:   /s/Robert L. Shell, Jr.                          By:   /s/Marianne Steiner
      -------------------------------------                  ----------------------------------------
      Robert L. Shell, Jr., Director                         Marianne Steiner, Director

Date: March 24, 2000                                   Date: March 24, 2000


By:   /s/Joseph L. Williams                            By:    /s/Bonita A. Wilson
      -------------------------------------                   ---------------------------------------
      Joseph L. Williams, Director                            Bonita A. Wilson, Director

Date: March 24, 2000                                   Date: March 24, 2000


By:   /s/Kathleen W. Carr
      -------------------------------------
      Kathleen W. Carr, Director

Date: March 24, 2000

                                 EXHIBIT INDEX

Exhibit
Number                          Description of Exhibit
------                          ----------------------

3.1       Certificate of Incorporation of the Company,as amended (1)

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

10.14 Sublease Agreement dated September 1, 1981, as amended September 1, 1984, between 2909 M Associates and The Adams National Bank (20)

10.15 Lease Agreement dated March 6, 1996 between 1604 17th Street Limited Partners and The Adams National Bank (21)

10.16 Lease Agreement dated January 8, 1997 between Riverdale International, Inc. and The Adams National Bank (22)

10.17 Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank (23)

10.17.1 Amendment to Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank

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

10.22     Employment Agreement between the Bank and Kate Walsh Carr

10.23     Grantor Trust of Abigail Adams National Bancorp, Inc. dated March 4,
          1998

10.24     Grantor Trust of The Adams National Bank dated March 4, 1998

21        Subsidiaries of the Registrant (28)

27        Financial Data Schedule for Bank Holding Companies

____________________________
(1) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

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

(25) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(26) Incorporated by reference to Exhibit 10 of the Company s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(27) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-KA, dated April 21, 1995.

(28) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

          (b) One report on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999

              On October 1, 1999 the Company filed a current report on Form 8-K to report its change of accountants from Arthur Andersen LLP to Keller Bruner & Company, LLP.

    The Adams National Bank . . . committed to achieving excellence as a community financial institution focused on meeting the needs of women, minorities, not-for-profit organizations and the business and professional community. . .


                             FINANCIAL HIGHLIGHTS
                     (In thousands, except per share data)

                                                       1999           1998
                                                     --------       --------
Averages
    Assets                                           $129,478       $130,965
    Loans, net                                         98,570         84,000
    Deposits                                          109,145        111,627
    Stockholders' equity                               14,089         13,190

At Year-End
    Assets                                           $141,770       $128,881
    Loans, net                                        108,823         93,086
    Deposits                                          122,570        108,665
    Stockholders' equity                               14,459         13,599
    Book value per share                                 6.98           6.60

For the Year
    Net income                                       $  2,029       $    816
    Cash dividends                                        826            536

Per Common Share
    Basic earnings                                   $    .98       $    .40
    Diluted earnings                                      .96            .39
    Cash dividends                                        .40            .24

FINANCIAL CONTENTS
------------------

                                                                                                                 Page
Letter to Shareholders and Friends..............................................................................  2

Five Year Condensed Consolidated Balance Sheet, Asset Quality and Capital Ratio Data............................  3

Five Year Condensed Consolidated Income Statement Data and Selected Performance Ratios..........................  4

Management's Discussion and Analysis of Financial Condition and Results of Operations...........................  5

Summary of Operations by Quarter and Summary of Market Data..................................................... 15

Consolidated Balance Sheets..................................................................................... 16

Consolidated Statements of Income............................................................................... 17

Consolidated Statements of Changes in Stockholders' Equity...................................................... 18

Consolidated Statements of Cash Flows........................................................................... 19

Notes to Consolidated Financial Statements...................................................................... 20

Independent Auditors' Report.................................................................................... 38

March 27, 2000

Dear Shareholders, Customers, and Friends:

1999 was a year of solid performance for Abigail Adams National Bancorp, Inc. and The Adams National Bank. Our commitment to you in our annual report last year was to make this a year of successes, rewards and profits for our company and our bank. We are pleased to report to you that we achieved these goals, as you can readily see from the following financial reports.

Last year, our company and our bank realized record earnings. We had four solid quarters of strong income, dividend payments and growth in both loans and core deposits. Our loan portfolio grew over 15% from year end 1998, while our nonperforming loans and delinquency percentages declined to .06% of total assets. Our deposit accounts have continued to increase in the core deposits categories, while our management team has continued to decrease our bank's higher cost non-core deposit portfolio. These planned balance sheet restructuring measures have contributed to our company's impressive net interest margin of 5.97% and net income of $2,029,000.

The result in your investment and confidence in our company is not just measured in numbers, however. Adams has expanded its customer base and banking reputation in our community to become a leader in small business lending, including receiving the 1999 Top Lender Bronze Award from the U.S. Small Business Administration. Our lenders are committed to our bank's mission to meet the needs of our community, especially the needs of women, minorities, not-for-profit organizations and small businesses.

Meeting the needs of our community for our company, means giving back to our community. As a result, our employees have been recognized for their volunteer activities throughout 1999. Our bank team -- from tellers to managers -- walked and jogged to raise money for organizations in our community, cooked hot dogs in the blazing sun of the Washington, D.C. summer to promote support for a school serving those with special needs, and collected numerous boxes of food, clothing and books for distribution to those in need. Employees with technical expertise volunteered throughout the year to set up donated computers for our schools and to provide training on the donated equipment and software for both children and adults. Our managers donated their time and energies to mentor students in our inner city neighborhoods. Our employees proudly supported the United Way campaign and those of many other organizations in our community with the knowledge that a strong community leads to a stronger bank.

We look forward to future achievements in the year 2000, building our company with the firm foundations that have been created in 1999. We, the employees of your bank and company, are proud to work for you.


Jeanne Delaney Hubbard                               Kathleen Walsh Carr


Chairwoman, President & CEO                          President & CEO
Abigail Adams National Bancorp, Inc.                 The Adams National Bank

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
               Five Year Condensed Consolidated Balance Sheet,
                     Asset Quality and Capital Ratio Data
                            December 31, 1999-1995
                            (Dollars in thousands)

                                                    1999        1998        1997         1996        1995
                                                 -----------  ----------  ----------  ----------- -----------
Balance Sheet Data:
    Total assets                                   $141,770    $128,881    $131,239     $112,162     $92,365
    Short-term investments                            9,907       5,607       8,231        5,579       9,962
    Investment securities available for sale         13,406      13,813      20,453       11,205       5,508
    Investment securities held to maturity            3,355       7,976       7,509       11,641       8,193
    Loans, net                                      107,686      93,086      84,172       71,965      62,318
    Total deposits                                  122,570     108,665     112,261       95,155      83,063
    Short-term borrowings                             3,193       4,648       3,489        1,916       1,786
    Long-term debt                                      958       1,023       1,086        1,139         186
    Stockholders' equity                             14,459      13,599      13,030       13,140       6,619

Asset Quality Ratios:
    Net charge-offs (recoveries) to average loans     0.09%      -0.01%      -0.12%       -0.08%       0.03%
    Nonperforming loans to period-end loans           0.07%       0.46%       0.60%        2.31%       4.42%
    Allowance for loan losses to period-end loans     1.04%       1.20%       1.34%        1.44%       2.00%
    Allowance for loan losses to period-end non-
       performing loans                               1455%     261.56%     222.12%       62.05%      45.30%

Consolidated Capital Ratios:
    Tier 1 risk-based                                12.81%      12.66%      13.76%       16.22%       9.77%
    Total risk-based                                 13.79%      13.72%      14.97%       17.47%      11.06%
    Leverage                                         11.20%      10.38%      11.09%       13.81%       8.09%

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
            Five Year Condensed Consolidated Income Statement Data
                        and Selected Performance Ratios
                      Years Ended December 31, 1999-1995
                 (Dollars in thousands, except per share data)

                                                                    1999        1998        1997        1996         1995
                                                                 ----------- -----------  ----------  ----------  -----------
Income Statement Data:
    Total interest income                                           $10,645     $10,753      $9,603      $7,573       $6,914
    Total interest expense                                            3,338       3,930       3,822       2,933        2,747
                                                                 ----------- -----------  ----------  ----------  -----------
        Net interest income                                           7,307       6,823       5,781       4,640        4,167
    Provision (benefit) for loan losses                                  90         (15)         --        (275)          --
                                                                 ----------- -----------  ----------  ----------  -----------
        Net interest income after provision (benefit)
             for loan losses                                          7,217       6,838       5,781       4,915        4,167
    Total noninterest income                                          1,542       1,335       1,204         953          841
    Total noninterest expense                                         5,407       6,838       6,419       4,093        3,781
                                                                 ----------- -----------  ----------  ----------  -----------
        Income before taxes                                           3,352       1,335         566       1,775        1,227
    Provision for income taxes                                        1,323         519         224         648          268
                                                                 ----------- -----------  ----------  ----------  -----------
        Net income                                                   $2,029        $816        $342      $1,127         $959
                                                                 =========== ===========  ==========  ==========  ===========

Per Common Share Data:
    Basic net income per share                                        $0.98       $0.40       $0.17       $0.75        $0.90
    Diluted net income per share                                      $0.96       $0.39       $0.16       $0.74        $0.90
    Cash dividends                                                    $0.40       $0.24       $0.24       $0.30        $0.30

Selected Performance Ratios:
    Return on average assets                                          1.57%       0.63%       0.29%       1.18%        1.17%
    Return on average stockholders' equity                           14.46%       6.19%       2.55%      11.75%       15.53%
    Average stockholders' equity to average assets                   10.86%      10.38%      11.38%      10.06%        7.50%
    Dividend payout ratio                                            40.69%      65.62%     143.10%      41.46%       14.85%

Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

Abigail Adams National Bancorp, Inc. (the "Company") is the parent of The Adams National Bank (the "Bank"), a bank with five full-service branches located in Washington, D.C. The Company reports its financial results on a consolidated basis with the Bank.

When used in this Annual Report the words or phrases "will likely result," "are expected to," "will continue", "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The Company reported a 148.5% increase in net income and a 15.5% increase in total loans for 1999, as compared to 1998. Total assets at December 31, 1999, were $141,770,000, up from $128,881,000 one year ago, while total loans of $108,823,000 at year-end were up from $94,220,000 at the end of 1998. The Company reported net income of $2,029,000, or $.98 per share, for 1999, an increase of $1,213,000 from the $816,000, or $.40 per share, reported for the year ended December 31, 1998. The increase in net income was attributable principally to the increase in higher yielding assets combined with a lower cost of funds, which resulted in an increase in net interest income of 7.1% to $7,307,000 at December 31, 1999, as compared to $6,824,000 at year end 1998.

The Company continues to maintain a "well-capitalized" status with a total risk-based capital ratio (total capital divided by assets weighted for risk elements) of 13.79% at December 31, 1999, of which 12.81% was Tier 1 capital. The leverage ratio (based on quarterly average assets) was 11.20% at December 31, 1999. The following analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.


Analysis of Net Interest Income

Net interest income, the most significant component of the Company's earnings, increased by $484,000, or 7.1%, to $7,307,000 in 1999, as compared to $6,824,000 in 1998. This improvement in net interest income was a result of the change in the mix of earning assets combined with the decrease in the cost of funds on interest-bearing liabilities. Loans, the highest yielding component of earning assets, represented approximately 80.5% of total average earning assets for 1999, as compared to approximately 69.5% for 1998. Average loans increased to $98.6 million for the year ended 1999 from $85.1 million, while average earning assets were unchanged at $122.5 million for 1999 and 1998. The average loan to deposit ratio increased to 90.3% from 76.3% in 1998. The other factor affecting the net interest margin is the percentage of earning assets funded by interest-bearing liabilities. Funding for earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities and stockholders' equity. The percentage of earning assets funded by interest-bearing liabilities was 66.4% in 1999, 68.5 % in 1998 and 73.8% in 1997. The changes in the percentage of interest-bearing liabilities to earning assets had a positive effect on net interest income in 1999 and a negative effect in 1998 and 1997. The decline in market interest rates in late 1998 effected the interest-bearing liabilities to a greater extent than the interest-bearing assets. The yield on the interest-bearing liabilities was 4.07% in 1999, 4.59% in 1998, and 4.85% in 1997, a decrease of 52 basis points and 26 basis points for 1999 and 1998, respectively. These factors combined to produce a net interest margin ( net interest income as a percentage of average interest-earning assets) of 5.97% for 1999, and a net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) of 4.63% for 1999, reflecting increases of 40 basis points and 45 basis points, respectively, from 1998.

In 1998, net interest income increased by $1,043,000, or 18%, to $6,824,000, as compared to $5,781,000 in 1997. This improvement in net interest income was a result of an 11% increase in average earning assets and an increase in average net non-interest bearing sources of funds. The average loan to deposit ratio decreased to 76% from 81% in 1997. These factors combined to produce a net interest spread of 4.18% and a net interest margin of 5.57% for 1998, reflected an increase of 32 basis point and 32 basis points, respectively, from 1997. Loans represented approximately 69% of total average earning assets for 1998 as compared to approximately 73% for 1997.


 Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
             For the Years Ended December 31, 1999, 1998 and 1997
                            (Dollars in thousands)

                                                               1999                                    1998
                                              -------------------------------------   -------------------------------------
                                                             Interest                                Interest
                                                Average       Income/     Average       Average       Income/     Average
                                               Balances       Expense      Rates       Balances       Expense      Rates
                                              -------------------------------------   -------------------------------------
Assets
Loans (a)                                         $98,570        $9,246      9.38%        $85,124        $8,594     10.10%
Investment securities   (b)                        18,258         1,117      6.12%         25,734         1,523      5.92%
Federal funds sold                                  3,133           149      4.76%          8,643           486      5.62%
Interest-bearing bank balances                      2,502           134      5.36%          3,039           152      5.00%
                                              ------------  ------------              ------------  ------------
     Total earning assets                         122,463        10,646      8.69%        122,540        10,755      8.78%
                                              ------------  ------------              ------------  ------------
Allowance for loan losses                          (1,146)                                 (1,124)
Cash and due from banks                             5,351                                   6,373
Other assets                                        2,810                                   3,176
                                              ------------                            ------------
     Total assets                                $129,478                                $130,965
                                              ------------                            ------------
Liabilities and Stockholders' Equity
Savings, NOW and Money market accounts            $37,320         1,142      3.06%        $38,953         1,386      3.56%
Certificates of deposit                            39,654         1,966      4.96%         41,658         2,286      5.49%
Customer repurchase agreements                      3,867           150      3.88%          3,920           184      4.69%
Federal funds purchased and other borrowings          260            11      4.23%             --            --         --
Long term debt                                        993            69      6.95%          1,052            74      7.03%
                                              ------------  ------------              ------------  ------------
     Total interest-bearing liabilities            82,094         3,338      4.07%         85,583         3,930      4.59%
                                              ------------  ------------              ------------  ------------
Noninterest bearing deposits                       32,171                                  31,016
Other liabilities                                   1,124                                   1,176
Stockholders' equity                               14,089                                  13,190
                                              ------------                            ------------
     Total liabilities and
       stockholders' equity                      $129,478                                $130,965
                                              ============                            ============

FTE net interest income                                          $7,308                                  $6,825
                                                            ============                            ============
Net interest spread                                                          4.63%                                   4.18%
Net interest margin                                                          5.97%                                   5.57%

                                                                 1997
                                                ------------------------------------
                                                               Interest
                                                  Average       Income/     Average
                                                 Balances       Expense      Rates
                                                ------------------------------------
Assets
Loans (a)                                           $80,460        $7,880     9.79%
Investment securities   (b)                          21,837         1,285     5.88%
Federal funds sold                                    6,378           352     5.52%
Interest-bearing bank balances                        1,509            89     5.90%
                                                ------------  ------------
     Total earning assets                           110,184         9,606     8.72%
                                                ------------  ------------
Allowance for loan losses                            (1,100)
Cash and due from banks                               6,042
Other assets                                          2,441
                                                ------------
     Total assets                                  $117,567
                                                ------------
Liabilities and Stockholders' Equity
Savings, NOW and Money market accounts              $34,051         1,355     3.98%
Certificates of deposit                              40,849         2,255     5.52%
Customer repurchase agreements                        2,724           135     4.96%
Federal funds purchased and other borrowings             --            --        --
Long term debt                                        1,111            77     6.93%
                                                ------------  ------------
     Total interest-bearing liabilities              78,735         3,822     4.85%
                                                ------------  ------------
Noninterest bearing deposits                         24,468
Other liabilities                                       979
Stockholders' equity                                 13,385
                                                ------------
     Total liabilities and stockholders' equity    $117,567
                                                ============

FTE net interest income                                            $5,784
                                                              ============
Net interest spread                                                           3.86%
Net interest margin                                                           5.25%

(a) The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.
(b) Taxable equivalent adjustments for tax-exempt securities were $2,000, $2,000 and $3,000 for 1999, 1998, and 1997, respectively.

                   Interest Rates and Interest Differential
      Analysis of Changes in Fully Taxable Equivalent Net Interest Income
                                (in thousands)

                                            For the years ended December 31,            For the years ended December 31,
                                                    1999 verses 1998                            1998 verses 1997
                                        -----------------------------------------   -----------------------------------------
                                            Net               Change per:               Net               Change per:
                                          Increase     --------------------------    Increase     ---------------------------
                                         (Decrease)       Rate         Volume        (Decrease)       Rate         Volume
                                        -------------  ------------  ------------   ------------- ------------- -------------
Interest income from:
     Loans                                       652          (688)        1,340            $714          $257          $457
     Investment securities                      (407)           36          (443)            238             9           229
     Federal funds sold                         (337)          (27)         (310)            134             9           125
     Interest-bearing bank balances              (18)            9           (27)             63           (27)           90
                                        -------------  ------------  ------------   ------------- ------------- -------------
         Total interest income                  (110)         (670)          560           1,149           248           901

Interest expense on:
     Savings, NOW and Money markets             (243)         (173)          (70)             32          (115)          147
     Certificates of deposit                    (321)         (208)         (113)             30           (15)           45
     Short-term borrowings                       (23)          (21)           (2)             49           (10)           59
     Long-term debt                               (4)           --            (4)             (3)            1            (4)
                                        -------------  ------------  ------------   ------------- ------------- -------------
         Total interest expense                 (591)         (402)         (189)            108          (139)          247

     Net interest income                        $481         ($268)         $749          $1,041          $387          $654
                                        =============  ============  ============   ============= ============= =============

Note: The change in interest due to both rate and volume has been allocated to change due to rate.


Noninterest Income

Total noninterest income, which consists primarily of service charges on deposits and other fee income, increased by approximately $207,000, or 15.5%, to $1,542,000 in 1999, as compared to $1,335,000 in 1998. Service charges on deposit accounts increased by approximately $179,000, or 15.4%, to $1,339,000 in 1999, as compared to $1,160,000 in 1998, principally due to the increase in income recognized on ATM transactions and cash services. Other fee income increased by approximately $28,000, or 16.2%, to $203,000 in 1999, as compared to $175,000 in 1998, due in part to the fee income for the increase in wire transfer activity.

In 1998, total noninterest income increased by approximately $131,000, or 10.9%, to $1,335,000 as compared to $1,204,000 in 1997. Service charges on deposit accounts increased by approximately $35,000, or 3.1%, to $1,160,000 in 1998, as compared to $1,126,000 in 1997, principally due to the increase in income recognized on ATM transactions. Other fee income increased by approximately $96,000 or 123.1% to $175,000 in 1998, as compared to $78,000 in 1997, primarily due to income recognized in 1998 related to the recovery of expenses on nonaccrual loans paid in prior years.

Noninterest Expense

Total noninterest expense decreased by $1,431,000, or 20.9%, to $5,407,000 in 1999 from $6,838,000 in 1998. Salaries and benefits for 1999 decreased by $703,000, or 22.3%, to $2,454,000 from $3,158,000 in 1998. The decrease in salaries and benefits in 1999 reflects a one time severance payment in 1998 to the Company's former chief executive officer and six executive officers. Occupancy and equipment expense increased by $4,000, or .3%, to $1,235,000 in 1999 from $1,231,000 in 1998. Professional fees decreased by $539,000, or 67.8%, to $256,000 in 1999 from $796,000 in 1998, due primarily to legal fees incurred in 1998. Data processing expense decreased by $162,000, or 29.0%, to $398,000 in 1999 from $560,000 in 1998, due to the cost savings associated with the conversion to new data processing service provider in the fourth quarter of 1998. Other operating expense decreased by $29,000, or 2.7%, to $1,064,000 in 1999 from $1,093,000 in 1998, due cost control measures in place in 1999.

In 1998, total other expense increased by $419,000, or 6.5%, to $6,838,000 from $6,419,000 in 1997. Salaries and benefits for 1998 increased by $902,000, or 40%, to $3,158,000 from $2,255,000 in 1997. The increase in salaries and benefits was primarily the result of a one time severance payment of $766,400 to the Company's former chief executive officer and six executive officers, and a full year's impact of employees hired for the new branch opened in late 1997. Occupancy and equipment expense increased by $222,000, or 22.0%, to $1,231,000 in 1998 from $1,009,000 in 1997, primarily due to the full year's effect of the new branch opened in late 1997. Professional fees decreased by $494,000, or 38%, to $796,000 in 1998 from $1,290,000 in 1997, due primarily to approximately $991,000 in professional fees incurred in connection with a proposed acquisition in 1997. Data processing expense increased by $65,000, or 13.1%, to $560,000 in 1998 from $495,000 in 1997, due to the conversion costs associated with the changing to a new data processing service provider. Other operating expense decreased by $276,000, or 20%, to $1,093,000 in 1998 from $1,369,000 in 1997, due primarily to decreases in printing costs associated with public disclosures.


Income Tax Expense

Income tax expense of $1,323,000 for 1999 increased $804,000 over the $519,000 tax expense recorded one year earlier, due to the Company's increase of $2,016,000 in income before taxes. The effective tax rate for 1999 was 39%.

The 1998 income tax expense of $519,000 increased $295,000 over the $225,000 tax expense recorded in 1997, due to a $770,000 increase in income before taxes. The Company's effective tax rate for 1998 was 39%


Analysis of Loans

The loan portfolio at December 31, 1999 increased by $14,603,000, or 15.5%, to $108,823,000 from $94,220,000 at December 31, 1998. The majority of this growth was in commercial real estate mortgages. Commercial real estate loans provided the Company with the means to obtain higher interest income, and the larger loan balances can be underwritten in the same amount of time as lesser amounts of other types of loans. Commercial real estate loans are secured by real estate and are less likely to result in losses to the Company than loans that are dependent upon the operation of a business or which are secured by a rapidly depreciating asset. On average, the Company's loans increased by $13,446,000, or 15.8%, to $98,570,000 for 1999 from $85,124,000 for 1998. The average loan to deposit ratio increased to 90.3% in 1999 from 76.3% in 1998. Average loan growth exceeded the average deposit portfolio growth and was funded in part by maturing investment securities. The loan to deposit ratio at December 31, 1999 was 88.8%, while the ratio at December 31, 1998 was 86.7%. See "Liquidity and Capital Resources" for a further discussion of this ratio. For a summary of loans by category and by industry concentration at December 31, 1999 and 1998, see Note 4 of the Notes to Consolidated Financial Statements.

The table entitled "Analysis of Loan Maturity and Interest Sensitivity" below, summarizes the maturity distribution and interest sensitivity of the Company's loan portfolio at December 31, 1999. Loans having no stated maturity, no stated schedule of repayment, overdrafts, and demand loans are included in the "Within 1 Year" category.

               Analysis of Loan Maturity and Interest Sensitivity
                              At December 31, 1999
                                 (In thousands)


                                        Within       1 to 5      After
                                        1 Year       Years      5 Years       Total
                                       ----------  ----------- -----------  ----------
Maturity of Loans:
     Commercial                          $23,754       $4,858         $98     $28,710
     Real estate - commercial             14,320       26,089      10,103      50,512
     Real estate - residential             9,229        8,628       3,133      20,990
     Real estate - construction            6,540           --          --       6,540
     Installment                           1,776          295          --       2,071
                                       ----------  ----------- -----------  ----------
         Total loans                     $55,619      $39,870     $13,334    $108,823
                                       ==========  =========== ===========  ==========

Interest Rate Sensitivity of Loans:
     Predetermined rates                 $15,304      $23,487      $3,193     $41,984
     Variable rates                       40,315       16,383      10,141      66,839
                                       ----------  ----------- -----------  ----------
         Total loans                     $55,619      $39,870     $13,334    $108,823
                                       ==========  =========== ===========  ==========


Analysis of Investments

The investment securities available for sale portfolio is used to maintain adequate liquidity and to provide a base for executing asset/liability management strategy. These investment securities may be sold in response to changes in interest rates, restructuring of maturity distributions, need for additional funds for loans, tax planning and regulatory needs, as well as, other purposes. Investment securities available for sale were $13,406,000 at December 31, 1999, a decrease of $407,000 or 3.0% from $13,813,000 at December 31, 1998.
The investment securities available for sale portfolio consists of U.S. government agencies and corporations and equity securities. The average maturity of the portfolio is 5.2 years at December 31, 1999.

The investment securities held to maturity were $3,355,000 at December 31, 1999, a decrease of $4,621,000 or 57.9% from $7,976,000 at December 31, 1998, due primarily to matured investments. The investment securities held to maturity portfolio consists of U.S. government agencies and corporations, mortgage-backed securities, and obligations of states and political subdivisions. The average maturity of the portfolio is 2.8 years at December 31, 1999, using expected maturities.

On average for 1999, the combined investment security portfolio decreased $7,476,000, or 29%, to $18,258,000 for 1999 from $25,734,000 for 1998. The net decrease in the combined investment securities portfolio is due to the reinvestment of matured funds into higher yielding loans.

The table entitled "Analysis of Securities Portfolio," sets forth by major categories, the adjusted cost bases, approximate market values and the weighted-average yields of investment securities and securities available for sale at December 31, 1999.

                  Analysis of Investment Securities Portfolio
                             At December 31, 1999
                            (Dollars in thousands)


                                                       Held to Maturity                       Available for Sale
                                              -----------------------------------     -----------------------------------
                                               Adjusted     Market     Average         Adjusted     Market      Average
                                              Cost Basis    Value       Yield         Cost Basis    Value        Yield
                                              ----------  ----------- -----------     ----------- ------------ ----------
U.S. government agencies and corporations:
     One year or less                              $500         $484       6.04%          $1,501      $1,492       6.02%
     After one, but within five years             2,499        2,436       6.13%           5,996       5,790       6.02%
     After five, but within ten years                 0           --          --           5,992       5,551       6.09%
                                              ----------  -----------                 ----------- -----------
         Total federal agency securities         $2,999       $2,920       6.12%         $13,489     $12,833       6.05%
Mortgage-backed securities:
     After one, but within five years                46           47       7.61%              --          --          --
Obligations of states and municipalities:
     After five, but within ten years               310          311       5.15%              --          --          --
Federal Reserve Bank stock                           --           --          --             173         173       6.00%
Federal Home Loan Bank stock                         --           --          --             387         387       7.50%
Equity securities                                    --           --          --              13          13          --
                                              ----------  -----------                 ----------- -----------
         Total investment securities             $3,355       $3,278       6.05%         $14,062     $13,406       6.08%
                                              ==========  ===========                 =========== ===========


    For additional information about investment securities at December 31, 1999 and 1998, see Note 1 (c) and Note 3 of the Notes to Consolidated Financial Statements.

Financial Condition

    Assets

    Total assets increased to $141,770,000 at December 31, 1999 from $128,881,000 at December 31, 1998, an increase of $12,889,000 or 10.0%. The net increase in total assets is attributable to an increase of $14,603,000 in the loan portfolio, an increase of $4,299,000 in short term investments, and increase in other assets of $327,000, which was offset by the decrease in the investment securities portfolio of $5,028,000, the decrease in cash and due from banks of $1,129,000, and the decrease of $181,000 in bank premises and equipment. The changes in the composition of assets, with an emphasis on loan growth, reflects management's decision to maximize the income received from higher yielding assets.

    Liabilities

    The Bank's liabilities consist of deposits, short-term borrowings and long-term debt. At December 31, 1999, liabilities totaled $127,312,000, an increase of $12,030,000 or 10.4%. The increase in liabilities resulted from an increase in deposits of $13,905,000, or 12.8%, partially offset by a decrease in short-term borrowings of $1,455,000 and long term debt of $65,000. Short-term borrowings, consisting of repurchase agreements, totaled $3,193,000 at December 31, 1999, as compared to $4,648,000 at December 31, 1998. Long-term borrowings consisted of a term loan from the FHLB, which had a principal balance of $958,000 at December 31, 1999, as compared to $1,023,000 at December 31, 1998.

    Stockholders' Equity

    Stockholders' equity at December 31, 1999 of $14,459,000 increased $859,000 from the balance at December 31, 1998 of $13,599,000 or 6.32%. The Company paid $826,000 in dividends to common stockholders in 1999 compared to $536,000 in 1998. At December 31, 1999, stockholders' equity included a $388,000 net unrealized after-tax loss on available for sale investment securities. Average stockholders' equity as a percentage of average total assets for 1999 was 10.88%, as compared to 10.07% for the comparable prior year period. The return on average equity was 14.4% for 1999 and 6.19% for 1998.

    The following table presents the Company's and the Bank's capital position relative to their various minimum statutory and regulatory capital requirements at December 31, 1999. The Company and the Bank are considered "well-capitalized" under regulatory guidelines.


                                      Company                  Bank                Minimum
                              -----------------------  ----------------------      Capital
                                Amount       Ratio       Amount       Ratio     Requirements
                              ----------  -----------  ----------  ----------  ----------------
                                                (dollars in thousands)
December 31, 1999:
Leverage ratio                  $14,847     11.20%       $13,847    10.45%          4.00%
Tier 1 risk-based                14,847     12.81%        13,847     11.94          4.00%
Total risk-based ratio           15,984     13.79%        14,984     12.92          8.00%

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

    The allowance for loan losses was $1,137,000 at December 31, 1999 and $1,134,000 at December 31, 1998. The provision for loan losses was $90,000 for 1999 and a benefit of $15,000 for 1998. The allowance as a percentage of loans decreased to 1.05% at December 31, 1999 from 1.20% at December 31, 1998, reflecting the continued strength in credit quality, as evidenced by low net loan losses of $87,000 in 1999. In assessing the adequacy of the allowance for loan losses, management primarily relies on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses which must be written off and to assess the risk characteristics of the loan portfolio as a whole. In addition to actual loss experience, management considers factors such as industry-specific composition of the loan portfolio and the general and regional economic conditions. This review takes into account the judgment of the individual loan officer, senior management and the Board of Directors. The Board of Directors reviews the Company's Classified and Criticized Loans Quarterly Report and quarterly loan loss analyses. In addition, the Company's review takes into account the judgment of the regulatory agencies that review the loan portfolio as a part of the regular examination process. Such regulatory agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The

    Company also has an independent loan review performed by a consultant on an annual basis. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions and other factors. See analysis of "Nonperforming Assets" for a further discussion of asset quality.

    The table entitled "Allocation of Allowance for Loan Losses" sets forth an analysis of the allocation of the allowance for loan losses by categories as of December 31, 1999, 1998 and 1997.

                                      1999                      1998                      1997
                            -----------------------    ----------------------    -----------------------
                                        % of Loans                 % of Loans                % of Loans
                             Reserve     to Total       Reserve    to Total       Reserve     to Total
                              Amount      Loans         Amount       Loans        Amount       Loans
                            ----------- -----------    ----------  ----------    ----------  -----------
                                                       (dollars in thousands)
Commercial                        $455       38.1%          $573       45.4%          $486        45.6%
Real estate - commercial           634       55.5%           493       48.3%           464        45.1%
Real estate - residential           --          --            12        1.4%            23         2.3%
Real estate - construction          --          --            --          --            49         4.9%
Installment                         21        2.8%            48        4.9%            59         2.1%
Unallocated                         27        3.6%             8          --            61           --
                            ----------- -----------    ----------  ----------    ----------  -----------
   Total                        $1,137      100.0%        $1,134      100.0%        $1,142       100.0%
                            =========== ===========    ==========  ==========    ==========  ===========

Nonperforming Assets

    Nonperforming assets include nonaccrual loans, restructured loans, past due loans and other real estate. Nonaccrual loans at December 31, 1999 of $70,000 decreased by $225,000 from $295,000 at December 31, 1998. Past due loans decreased by $128,000 to $8,000 at December 31, 1999 from $136,000 at December 31, 1998. See Note 4 of the Notes to Consolidated Financial Statements.

    The table entitled "Analysis of Nonperforming Assets" presents nonperforming assets, by category, at December 31, 1999 and 1998.

                                                         1999        1998
                                                       --------    ---------
                                                       (dollars in thousands)
Nonaccrual loans:
     Commercial                                             $7         $208
     Real estate - commercial                               --           87
     Installment- individuals                               63           --
                                                       --------    ---------
         Total nonaccrual loans                             70          295
Past due loans:
     Installment- individuals                                8          136
                                                       --------    ---------
         Total past due loans                                8          136
                                                       --------    ---------
Total nonperforming assets                                 $78         $431
                                                       ========    =========
Nonperforming assets exclusive
     of SBA guaranteed balances                            $78         $383

Ratio of nonperforming assets to gross loans             0.07%        0.46%
Ratio of nonperforming assets to total assets            0.06%        0.33%
Allowance for loan losses to nonperforming assets        1455%         262%
Ratio of net charge-offs (recoveries) to average loans   0.09%       -0.01%

     Potential Problem Loans

     At December 31, 1999 and 1998, loans totaling $2,125,000 and $1,339,000, respectively, were classified as potential problem loans which are not reported in the table entitled "Analysis of Nonperforming Assets". These loans were made to borrowers who subsequently experienced financial difficulties. The loans are subject to management attention and their classification is reviewed on a quarterly basis. Of the problem loans at December 31, 1999, none of the balances are guaranteed by the SBA.


Market Risk

The Company is exposed to various market risks, and like most financial institutions, its greatest market risk is the exposure to fluctuations in interest rates. The Company has established the Asset/Liability Committee to monitor and manage those risks. The company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts). The results are compared to risk tolerance limits set by corporate policy. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the U.S. Treasury yield curve instantaneously shift up or down parallel to its beginning position. The base case rate scenario is defined by projecting forward the current rate environment. This simulation provides a test for embedded interest rate risk, and takes into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors. At December 31, 1999, an instantaneous rate increase of 100 basis points indicates a positive change of $411,000 or a 5.27% increase in net interest income and indicates a negative change of $358,000 or 2.56% decrease on the economic value of equity, from the base case. Likewise, an instantaneous decrease in rates of 100 basis points indicates a negative change of $554,000 or a 7.10% decrease in the net interest income and indicates a negative change of $17,000 or .12% decrease in the economic value of equity, from the base case.

The rate forecast risk analysis projects changes in the net interest margin and the economic value of equity should rates follow the forecasted future paths defined by each scenario. A "most likely" scenario is a true economic forecast, based on current market conditions and expectations. At December 31, 1999, the forecasted impact of the "most likely" scenario over a one year time frame was a change in net interest margin of a positive $147,000 or a 1.96% increase, and the impact on the economic value of equity projected one year forward was a positive $66,000 or a .4% increase. The results of the simulation modeling at December 31, 1999 indicates that the Company maintains an asset sensitive position and that the current interest rate sensitivity level is manageable and moderate.

The table below sets forth, as of December 31, 1999, the estimated changes in the Company's net interest income and economic value of equity which would result from the designated instantaneous changes in the yield curve.

                                Net Interest Income                     Economic Value of Equity
     Changes in          -----------------------------------       -----------------------------------
   Interest Rates        Estimated   Amount of    Percent          Estimated   Amount of    Percent
  ( basis points)          Value       Change      Change            Value       Change      Change
---------------------    ----------  ----------- -----------       ----------  ----------- -----------
                                                 ( dollars in thousands)
        +200                $8,621         $822       10.54  %       $13,274        ($713)      -5.10  %
        +100                 8,210          411        5.27           13,629         (358)      -2.56
        base                 7,799           --          --           13,987           --          --
        -100                 7,245         (554)      -7.10           13,971          (17)      -0.12
        -200                 6,714       (1,085)     -13.91           13,653         (334)      -2.39

Liquidity

    Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale security portfolio and short-term loans. In addition to $14,614,000 in cash and short-term investments at December 31, 1999, the Company has a securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At December 31, 1999, the Company had $12,092,000 in unpledged securities which were available for such use. This compares with cash and short-term investments of $11,443,000 and unpledged securities of $8,845,000 at December 31, 1998. As a percentage of total assets, the amount of these cash equivalent assets at December 31, 1999 and 1998 was 19% and 16%, respectively. On average, the Company's short-term investments, which consist of Federal funds sold and interest-bearing deposits in other banks, decreased during 1999 by $6,047,000, or 52%, to $5,635,000 for 1999, as compared to $11,682,000 for 1998. The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds, which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000, representing 81% and 84% of the average total deposit base in 1999 and 1998, respectively. In addition, the Bank has unsecured lines of credit from correspondent financial institutions which can provide up to an additional $3,000,000 in liquidity, as well as, access to other collateralized borrowing programs. The Bank maintained an average loan to deposit ratio of 90% and 76% during 1999 and 1998, respectively.

    Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, at December 31, 1999, the Bank was eligible to borrow up to approximately $16,054,000 in funds from the FHLB collateralized by loans secured by first liens on one to four family, multifamily and commercial mortgages, as well as, investment securities. At December 31, 1999, $958,000 in borrowings from the FHLB were outstanding. The Company has adequate resources to meet its liquidity needs.


Year 2000

    The Company developed and implemented a plan to monitor Year 2000 computer issues. The Company did not experienced any issues associated with the century date change on January 1, 2000 or any date subsequent thereto. Management will continue to monitor operations thoughout the year 2000, and although no assurances can be given, it is not expected that any future adverse developments will arise with respect to Year 2000. Any additional costs associated with Year 2000 are not expected to be material.

          Summary of Operations by Quarter and Summary of Market Data
                                  (Unaudited)



Summary of Operations by Quarter

                                                          Three Months Ended
                                            ------------------------------------------------------
                                               3/31          6/30          9/30          12/31
                                            ------------  ------------  ------------  ------------
                                                 (Dollars in thousands, except per share data)
1999
Interest income                              $2,500,626    $2,646,436    $2,688,765    $2,809,129
Net interest income                           1,650,254     1,826,315     1,874,753     1,955,727
Provision for loan losses                       (15,000)      (15,000)      (40,000)      (20,000)
Net income                                      446,205       479,095       524,411       579,224

Per common share:
     Basic earnings                                0.22          0.23          0.25          0.28
     Diluted earnings                              0.21          0.23          0.25          0.27
     Dividends declared                            0.10          0.10          0.10          0.10

Average shares outstanding for:
     Basic earnings per share                 2,062,966     2,064,296     2,065,222     2,062,314
     Diluted Earnings per share               2,120,384     2,117,054     2,126,654     2,116,206

1998
Interest income                                  $2,638        $2,645        $2,788        $2,682
Net interest income                               1,604         1,702         1,771         1,747
Benefit (provision) for loan losses                  25            --            --           (10)
Net income (loss)                                   265          (642)          700           493

Per common share (a):
     Basic earnings (loss)                         0.13         (0.31)         0.34          0.24
     Diluted earnings (loss)                       0.13         (0.30)         0.33          0.23
     Dividends declared                            0.08            --          0.08          0.08

Average shares outstanding (a):
     Basic earnings per share                 2,039,585     2,056,352     2,061,850     2,061,850
     Diluted Earnings per share               2,097,955     2,121,303     2,116,649     2,126,836

Summary of Market Data

                                                              Three Months Ended
                                 ----------------------------------------------------------------------------
                                        3/31                6/30               9/30               12/31
                                 ----------------    ----------------   ----------------   ------------------
Common stock price:      (a)(b)
                  1999            11 1/8-  10 13/16  13 5/8 - 12 7/8     13 1/8- 12 3/4     10 3/4-   10 1/8
                  1998            11 1/5-  11 1/2    11 3/5 - 11 4/5     12    - 12 1/5     13 3/5-   14 1/5

 (a) Common stock market data for 1998 gives the effect to a five-for-four stock dividend that occured on December 31, 1998.
 (b) The above data presents the range of high and low bid quotations for the shares as reported by the Nasdaq National Market.

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                          December 31, 1999 and 1998

                                                                                        1999                   1998
                                                                                 -------------------    -------------------
Assets
Cash and due from banks                                                                  $4,707,226             $5,836,099
Federal funds sold                                                                        6,005,707              3,793,204
Interest-bearing deposits in other banks                                                  3,900,891              1,814,084
Investment securities available for sale at fair value                                   13,405,857             13,813,009
Investment securities held to maturity (market value of $3,277,934                        3,355,421              7,976,376
       and $8,027,302 for 1999 and 1998, respectively)
Loans (net of deferred fees and costs and unearned discounts)                           108,823,012             94,219,747
       Less: Allowance for loan losses                                                   (1,137,009)            (1,134,128)
                                                                                 -------------------    -------------------
       Loans, net                                                                       107,686,003             93,085,619
                                                                                 -------------------    -------------------

Bank premises and equipment, net                                                            978,858              1,159,827
Other assets                                                                              1,730,256              1,403,106
                                                                                 -------------------    -------------------
       Total assets                                                                    $141,770,219           $128,881,324
                                                                                 ===================    ===================

Liabilities and Stockholders' Equity
Liabilities:
       Deposits
           Noninterest-bearing deposits                                                 $36,816,624            $31,058,149
           Interest-bearing deposits                                                     85,753,275             77,606,939
                                                                                 -------------------    -------------------
           Total deposits                                                               122,569,899            108,665,088
                                                                                 -------------------    -------------------

       Short-term borrowings                                                              3,193,166              4,647,740
       Long-term debt                                                                       958,309              1,022,711
       Other liabilities                                                                    590,185                946,502
                                                                                 -------------------    -------------------
           Total liabilities                                                            127,311,559            115,282,041
                                                                                 -------------------    -------------------

Commitments and contingencies (Note 7 and 11)

Stockholders' equity:
       Common stock, par value of $.01 per share, authorized 5,000,000 shares;
           issued 2,094,468 shares in 1999 and 2,091,760 in 1998; outstanding
           2,085,464
           shares in 1999 and 2,085,910 in 1998                                              20,945                 20,918
       Capital Surplus                                                                   12,478,090             12,482,926
       Retained earnings                                                                  2,528,366              1,325,052
       Less: Employee Stock Ownership Plan shares, 15,654 shares
           in 1999 and 23,396 shares in 1998, at cost                                      (109,586)              (204,716)
       Less: Treasury stock, 9,004 shares in 1999 and 5,850 shares
           in 1998, at cost                                                                 (70,989)               (28,710)
       Accumulated other comprehensive income (loss)                                       (388,166)                 3,813
                                                                                 -------------------    -------------------
       Total stockholders' equity                                                        14,458,660             13,599,283
                                                                                 -------------------    -------------------
       Total liabilities and stockholders' equity                                      $141,770,219           $128,881,324
                                                                                 ===================    ===================

See notes to consolidated financial statements.

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                 Years ended December 31, 1999, 1997 and 1998

                                                                             1999            1998            1997
                                                                        -------------    -------------   -------------
Interest Income
     Interest and fees on loans                                           $9,246,267       $8,593,850      $7,879,610
     Interest and dividends on investment securities:
         Taxable income                                                    1,098,988        1,505,518       1,266,087
         Nontaxable income                                                    15,965           15,965          15,965
                                                                        -------------    -------------   -------------
            Total interest and dividends on investment securities          1,114,953        1,521,483       1,282,052
     Other interest income                                                   283,736          637,944         440,868
                                                                        -------------    -------------   -------------
         Total interest income                                            10,644,956       10,753,277       9,602,530
                                                                        -------------    -------------   -------------

Interest expense
     Interest on deposits                                                  3,107,804        3,672,077       3,609,533
     Interest on short-term borrowings                                       161,038          184,134         134,909
     Interest on long-term debt                                               69,065           73,535          77,162
                                                                        -------------    -------------   -------------
         Total interest expense                                            3,337,907        3,929,746       3,821,604
                                                                        -------------    -------------   -------------
Net interest income                                                        7,307,049        6,823,531       5,780,926
(Provision) benefit for loan losses                                          (90,000)          15,000              --
                                                                        -------------    -------------   -------------
         Net interest income after (provision) benefit for loan losses     7,217,049        6,838,531       5,780,926
                                                                        -------------    -------------   -------------

Noninterest income
     Service charges on deposit accounts                                   1,338,995        1,160,262       1,125,694
     Other income                                                            203,118          174,852          78,403
                                                                        -------------    -------------   -------------
         Total noninterest income                                          1,542,113        1,335,114       1,204,097
                                                                        -------------    -------------   -------------

Noninterest expense
     Salaries and employee benefits                                        2,454,207        3,157,693       2,255,446
     Occupany and equipment expense                                        1,234,990        1,230,854       1,008,792
     Professional fees                                                       256,484          795,854       1,289,650
     Data processing fees                                                    397,690          560,053         495,455
     Other operating expense                                               1,063,704        1,093,373       1,369,346
                                                                        -------------    -------------   -------------
         Total noninterest expense                                         5,407,075        6,837,827       6,418,689
                                                                        -------------    -------------   -------------
         Income before provision for income taxes                          3,352,087        1,335,818         566,334
Provision for income taxes                                                 1,323,152          519,449         224,507
                                                                        -------------    -------------   -------------

         Net income                                                       $2,028,935         $816,369        $341,827
                                                                        =============    =============   =============

Earnings per share:
     Basic earnings                                                            $0.98            $0.40           $0.17
     Diluted earnings                                                          $0.96            $0.39           $0.16

Average common share outstanding:
     Basic                                                                 2,063,679        2,055,014       2,038,331
     Diluted                                                               2,119,154        2,115,791       2,092,371

See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY Consolidated Statements of Changes in Stockholders' Equity Years
                  ended December 31, 1999, 1997 and 1998


                                                           Common      Capital       Retained   Treasury
                                                            Stock      Surplus       Earnings     Stock
                                                          ---------  ------------  -----------  ---------
Balance at December 31, 1996                               $20,684   $12,212,749   $1,191,706   ($28,710)
Comprehensive income:
     Net Income                                                                       341,827
     Unrealized gain on investment securities
         available for sale, net of tax
                                                                                   -----------
            Total comprehensive income                                                341,827
     Dividends declared                                                              (489,164)
     Issuance of shares under Employee Incentive
         Stock Option Plan                                      15         9,752
     Release of shares under Employee Stock
         Ownership Plan, 292 shares                                        4,946

                                                          ---------  ------------  -----------  ---------
Balance at December 31, 1997                                20,699    12,227,447    1,044,369    (28,710)
                                                          ---------  ------------  -----------  ---------
Comprehensive income:
     Net Income                                                                       816,369
     Unrealized gain on investment securities
         available for sale, net of tax
                                                                                   -----------
            Total comprehensive income                                                816,369
     Dividends declared                                                              (535,686)
     Issuance of shares under Employee Incentive
         Stock Option Plan                                     219       253,028
     Release of shares under Employee Stock
         Ownership Plan, 1,711 shares                                      2,451

                                                          ---------  ------------  -----------  ---------
Balance at December 31, 1998                                20,918    12,482,926    1,325,052    (28,710)
                                                          ---------  ------------  -----------  ---------
Comprehensive income:
     Net Income                                                                     2,028,935
     Unrealized loss on investment securities
         available for sale, net of tax
                                                                                   -----------
            Total comprehensive income                                              2,028,935
     Dividends declared                                                              (825,621)
     Issuance of shares under Employee Incentive
         Stock Option Plan                                      27        20,969
     Release of shares under Employee Stock
         Ownership Plan, 7,742 shares                                     15,131
     Redemption of shares under Employee
         Stock Ownership Plan                                                                    (42,279)
     Other Employee Stock Ownership Plan transactions                    (40,936)

                                                          ---------  ------------  -----------  ---------
Balance at December 31, 1999                                20,945    12,478,090    2,528,366    (70,989)
                                                          =========  ============  ===========  =========

                                                                    Accumulated
                                                          Employee     Other
                                                            Stock  Comprehensive
                                                          Ownership    Income
                                                             Plan      (loss)      Total
                                                         ----------- ---------  ------------
Balance at December 31, 1996                              ($222,242) ($33,990)  $13,140,197
Comprehensive income:
     Net Income                                                                     341,827
     Unrealized gain on investment securities
         available for sale, net of tax                                19,610        19,610
                                                                     ---------  ------------
            Total comprehensive income                                 19,610       361,437
     Dividends declared                                                            (489,164)
     Issuance of shares under Employee Incentive
         Stock Option Plan                                                            9,767
     Release of shares under Employee Stock
         Ownership Plan, 292 shares                           2,555                   7,501

                                                         ----------- ---------  ------------
Balance at December 31, 1997                               (219,687)  (14,380)   13,029,738
                                                         ----------- ---------  ------------
Comprehensive income:
     Net Income                                                                     816,369
     Unrealized gain on investment securities
         available for sale, net of tax                                18,193        18,193
                                                                     ---------  ------------
            Total comprehensive income                                 18,193       834,562
     Dividends declared                                                            (535,686)
     Issuance of shares under Employee Incentive
         Stock Option Plan                                                          253,247
     Release of shares under Employee Stock
         Ownership Plan, 1,711 shares                        14,971                  17,422

                                                         ----------- ---------  ------------
Balance at December 31, 1998                               (204,716)    3,813    13,599,283
                                                         ----------- ---------  ------------
Comprehensive income:
     Net Income                                                                   2,028,935
     Unrealized loss on investment securities
         available for sale, net of tax                              (391,979)     (391,979)
                                                                     ---------  ------------
            Total comprehensive income                               (391,979)    1,636,956
     Dividends declared                                                            (825,621)
     Issuance of shares under Employee Incentive
         Stock Option Plan                                                           20,996
     Release of shares under Employee Stock
         Ownership Plan, 7,742 shares                        54,194                  69,325
     Redemption of shares under Employee
         Stock Ownership Plan                                                       (42,279)
     Other Employee Stock Ownership Plan transactions        40,936                       0

                                                         ----------- ---------  ------------
Balance at December 31, 1999                               (109,586) (388,166)   14,458,660
                                                         =========== =========  ============


See notes to consolidated financial statements.

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                 Years ended December 31, 1999, 1997 and 1998


                                                                            1999           1998           1997
                                                                      --------------  ------------  --------------
Cash flows from Operating Activities
Net Income                                                               $2,028,935      $816,369        $341,827
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision (benefit) for loan losses                                   90,000       (15,000)             --
       Depreciation and amortization                                        427,786       434,304         308,584
       Profit sharing contribution of ESOP shares                            59,966        11,925           6,203
       Accretion of loan discounts and fees                                (253,728)     (166,543)       (194,242)
       Accretion and amortization of investment securities                    3,957       (35,142)       (164,508)
           discounts and premiums, net
       Provision (benefit) for deferred income taxes                         61,687       (69,335)        (54,351)
       (Increase) decrease in other assets                                 (124,128)      631,282        (766,282)
       (Decrease) increase in other liabilities                            (346,316)     (426,179)        709,748
                                                                      --------------  ------------  --------------
           Net cash provided by operating activites                       1,948,159     1,181,681         186,979
                                                                      --------------  ------------  --------------

Cash flows from Investing Activities
Proceeds from maturities of investment securities held to maturity        4,000,000     6,498,192       6,150,000
Proceeds from maturities of investment securities available for sale      4,300,000    25,000,000      18,810,000
Proceeds from the repayment of mortgage-backed securities                    51,328        93,715          64,762
Purchase of investment securities held to maturity                               --    (7,003,891)     (2,058,500)
Purchase of investment securities available for sale                     (3,984,508)  (18,359,738)    (27,884,125)
Net increase in interest-bearing deposits in other banks                 (2,086,807)      (33,084)       (302,000)
Net increase in loans                                                   (14,436,656)   (8,732,202)    (12,012,703)
Purchase of bank premises and equipment                                    (246,817)     (341,718)       (720,946)
                                                                      --------------  ------------  --------------
           Net cash (used in) investing activites                       (12,403,460)   (2,878,726)    (17,953,512)
                                                                      --------------  ------------  --------------

Cash Flows from Financing Activities
Net increase in transaction and savings deposits                         10,140,763     3,628,824       3,302,282
Net increase (decrease) in time deposits                                  3,764,048    (7,225,132)     13,804,374
Net (decrease) increase in short-term borrowings                         (1,454,574)    1,158,477       1,572,574
Payments on long-term debt                                                  (64,402)      (63,225)        (52,879)
Proceeds from issuance of common stock, net of expenses                      20,996       258,743           9,767
Distributions from ESOP                                                     (42,279)           --              --
Cash dividends paid to common stockholders                                 (825,621)     (535,686)       (650,370)
                                                                      --------------  ------------  --------------
           Net cash (used in) provided by financing activites            11,538,931    (2,777,999)     17,985,748
                                                                      --------------  ------------  --------------
            Net (decrease) increase in cash and cash equivalents          1,083,630    (4,475,044)        219,215
Cash and cash equivalents at beginning of year                            9,629,303    14,104,347      13,885,132
                                                                      --------------  ------------  --------------
Cash and cash equivalents at end of year                                $10,712,933    $9,629,303     $14,104,347
                                                                      ==============  ============  ==============

Supplementary disclosures:
    Interest paid on deposits and borrowings                             $3,448,412         $4,022,522           $3,659,897
                                                                      ==============  =================  ===================

    Income taxes paid                                                    $1,185,000                 $0             $798,600
                                                                      ==============  =================  ===================

See notes to consolidated financial statements

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1.       Summary of Significant Accounting Policies

         Abigail Adams National Bancorp, Inc. (the "Company") is a one bank holding company that provides its customers with banking and non-banking financial services through its principal wholly-owned subsidiary, The Adams National Bank (the "Bank"). The Bank offers various loan, deposit, and other financial service products to their customers. The Bank's customers include individuals, nonprofit, and commercial enterprises. Its principal market areas encompass Washington, D.C. and the surrounding metropolitan area.

         The Company and the Bank prepare their financial statements on the accrual basis and in conformity with generally accepted accounting principles. The more significant accounting policies are explained below. As used herein, the term the Company includes the Bank, unless the context otherwise requires.

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

         (c)      Securities
                  Management determines the appropriate classification of securities at the time of purchase. Securities which the Company has the ability and the intent to hold until maturity are classified as investment securities to be held to maturity and are reported at amortized cost. Investment securities which are not classified as held to maturity or trading account assets are classified as available for sale and are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Unrealized gains and losses reflect the difference between fair market value and amortized cost of the individual securities as of the reporting date. The market value of securities is generally based on quoted market prices or dealer quotes. The Company does not maintain a trading account. Premiums and discounts are amortized using a method which approximates the effective interest method over the term of the security.

         (d)      Loans
                  Loans are stated at their unpaid principal amount, net of unearned discount and deferred loan fees and costs. Interest on loans is generally accrued based upon the principal amount outstanding. The Company discontinues the accrual of interest, when the timely collection of principal or interest is doubtful, when a loan which is well secured becomes 90 days past due, or management becomes aware of other circumstances which indicate that accrual of interest is no longer appropriate. Accrued interest at that date on such loans is either charged against current income or the allowance for loan losses. Interest accruals are resumed on such loans, when they are brought fully current with respect to interest and principal, or when in the judgment of management, the loans have demonstrated a new period of performance and are estimated to be fully collectible as to both principal and interest. Loans, and the related accrued interest, which are past due 90 days or more which are not well- secured are charged to the allowance for loan losses.

                  The Company follows SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by FASB statement No. 118, "Accounting by Creditors For Impairment of a Loan - Income Recognition and Disclosures, defines impaired loans as those loans for which it is probable that the

                  Company will be unable to collect all amounts due according to the terms of the loan agreement. The Company's impaired loans generally consist of nonaccrual, restructured, and potential problem loans as detailed in Note 4. According to SFAS No. 114, impaired loans do not include large groups of smaller balance loans with similar collateral characteristics such as residential mortgage and consumer installment loans, which are evaluated collectively for impairment. Impaired loans are therefore primarily commercial and industrial loans, real estate commercial mortgage, and construction and development loans.

         (e)      Allowance for Loan Losses
                  The allowance for loan losses is a current estimate of the anticipated losses in the present loan portfolio. The allowance is increased by recoveries and provisions charged to operating expense and is decreased by loans charged-off. The allowance for loan losses is based on management's evaluation of several factors, including loan loss experience, composition and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic trends and specific conditions that may effect the borrower's ability to pay. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Management believes that the current allowance for loan losses is adequate to absorb losses that are inherent in the current loan portfolio.

                  The specific reserves for impaired loans, under SFAS No. 114, as amended, at December 31, 1999, are included in the allowance for loan losses discussed above. Impaired loans are valued based on the fair value of the related collateral, if the loans are collateral dependent, and for all other impaired loans, the specific reserves approximate the present values of expected future cash flows discounted at each loan's initial effective interest rate.

         (f)      Loan Origination Fees and Costs
                  All fee income received from loan origination and purchases, as well as, costs directly attributable to the loan origination are deferred. The net deferred fees are amortized into interest income on loans as a yield adjustment over the estimated life of the loan. Deferred fees and costs are not amortized during periods in which interest income is not being recognized because of concerns about the realization of loan principal or interest.

         (g)      Depreciation
                  Depreciation of Bank premises and equipment is computed over the estimated useful lives of the respective assets, ranging from three to five years, on the straight-line basis. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the respective assets or the terms of the respective leases, whichever is shorter. Expenditures for major renewals and betterments of Bank premises and equipment are capitalized at cost.

         (h)      Earnings Per Share
                  Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards.

         (i)      Stockholders' Equity
                  Financal information presented for 1998 and 1997 gives retroactive effect to the issuance on December 31, 1998 of a five-for-four stock split in the form of a stock dividend of five shares of Common stock for each four shares of Common stock outstanding.

         (j)      Reporting Comprehensive Income
                  On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires that certain financial activity typically disclosed in stockholders' equity be reported in the financial statements as an adjustment to net income in determining comprehensive income. Items applicable to the Company include unrealized gains and losses on securities available for sale. Items identified as comprehensive income are reported in the financial statements, under separate captions. The implementation of SFAS 130 has not had a material impact on the Company.

         (k)      Risks and Uncertainties
                  The Company is subject to competition from other financial institutions, and is also subject to the regulations of certain federal agencies and undergoes periodic examination by those regulatory authorities.

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

                  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and other real estate, management periodically obtains independent appraisals for significant properties owned or serving as collateral for loans.

         (l)      Reclassifications
                  Certain reclassifications have been made to amounts previously reported in 1998 and 1997 to conform with the 1999 presentation.

         (m)      Income Taxes
                  The Corporation records a provision for income taxes based upon the amounts of current taxes payable (or refundable) and the change in net deferred tax assets or liabilities during the year. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.


2.       Restrictions on Cash Balances
         Included in cash and due from banks are balances maintained within the Company to satisfy legally required reserves and to compensate for services provided from correspondent banks. Restricted balances maintained totaled $1,933,000 and $1,785,000 at December 31, 1999 and 1998, respectively. There were no other withdrawal, usage restrictions or legally required compensating balances at December 31, 1999 or 1998.


3.       Securities
         The amortized cost and estimated fair value of investment securities to be held to maturity and investment securities available for sale at December 31, 1999, and 1998 are as follows:

                                                                       1999
                                                ------------------------------------------------------
                                                                 Gross         Gross       Estimated
                                                 Amortized    Unrealized    Unrealized       Fair
                                                Cost Basis       Gains        Losses         Value
                                                ------------  ------------  ------------  ------------
Investment Securities - held to maturity:
U.S. government agencies and corporations        $2,999,236         $  --       $79,391    $2,919,845
Obligations of states and political subdivisions    310,000           701            --       310,701
Mortgage-backed securities                           46,185         1,203            --        47,388
                                                ------------  ------------  ------------  ------------
       Total    Total investment securities     $3,355,421         $1,904       $79,391    $3,277,934
                                                ============  ============  ============  ============

Investment Securities - available for sale:
U.S. government agencies and corporations       $13,488,555         $  --      $655,298    12,833,257
Equity securities                                   572,600            --            --       572,600
                                                ------------  ------------  ------------  ------------
       Total    Total investment securities     $14,061,155            $0      $655,298   $13,405,857
                                                ============  ============  ============  ============
                                                                       1998
                                                 ---------------------------------------------------
                                                                 Gross        Gross      Estimated
                                                  Amortized    Unrealized   Unrealized      Fair
                                                  Cost Basis     Gains        Losses       Value
                                                 ------------- ----------  ----------- -------------
Investment Securities - held to maturity:
U.S. Treasury and other  U.S. government
                       agencies and corporations   $7,001,370    $40,443          $--    $7,041,813
Obligations of states and political subdivisions      310,000      6,423           --       316,423
Mortgage-backed securities                             93,106      4,060           --        97,166
Corporate securities                                  571,900         --           --       571,900
                                                 ------------- ----------  ----------- -------------
     Total      Total investment securities      $7,976,376      $50,926           $0    $8,027,302
                                                 ============= ==========  =========== =============

Investment Securities - available for sale:
U.S. Treasury and other  U.S. government
                       agencies and corporations  $13,806,571    $35,231      $28,793   $13,813,009
                                                 ------------- ----------  ----------- -------------
     Total      Total investment securities      $13,806,571     $35,231      $28,793   $13,813,009
                                                 ============= ==========  =========== =============

         The cost and estimated fair value of investment securities to be held to maturity and investment securities available for sale at December 31, 1999, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  December 31, 1999
                                              --------------------------
                                                              Estimated
                                                Cost         Fair Value
                                              ------------  ------------
Investment Securities - held to maturity:
                    Due in one year or less      $500,210      $483,595
       Due after one year through five years    2,499,026     2,436,250
       Due after five years through ten years     310,000       310,701
                 Mortgage backed securities        46,185        47,389
                                              ------------  ------------
                                      Total    $3,355,421    $3,277,935
                                              ============  ============

Investment Securities - available for sale:
                    Due in one year or less    $1,500,752    $1,491,630
       Due after one year through five years    5,996,006     5,789,747
       Due after five years through ten years   5,991,797     5,551,880
                          Equity securities       572,600       572,600
                                              ------------  ------------
                                      Total   $14,061,155   $13,405,857
                                              ============  ============


         Securities with carrying values of $4,105,000 and $13,033,000 at December 31, 1999 and 1998, respectively, were pledged to collateralize public deposits and repurchase agreements. During 1999 and 1998, the Company held one security totaling $310,000, which was exempt from federal taxation.

4.       Loans
         The loans portfolio at December 31, 1999 and 1998, consisted of the following:

                                                 1999             1998
                                            ----------------  --------------
Commercial and industrial                       $28,645,577     $23,093,031
Real estate:
     Commercial mortgage                         50,752,222      43,923,775
     Residential mortgage                        20,990,822      20,189,915
     Construction and development                 6,540,169       5,153,839
Installment to individuals                        2,134,730       2,069,753
                                            ----------------  --------------
                                                109,063,520      94,430,313
Less:  Unearned income                             (240,508)       (210,566)
                                            ----------------  --------------
     Total                                     $108,823,012     $94,219,747
                                            ================  ==============

         Loan concentrations at December 31, 1999 and 1998, are summarized as follows:

                                        1999      1998
                                       --------- ---------
Service industry                          17 %      38 %
Real estate development/finance           57        32
Wholesale/retail                          14        22
Other                                     12         8
                                       --------- ---------
          Total                          100 %     100 %
                                       ========= =========


         A substantial portion, $78,283,000, or approximately 72%, at December 31, 1999, and $69,268,000, or approximately 74%, at December 31, 1998, of the Company's loans are secured by real estate in the Washington, D.C. metropolitan area. Accordingly, the Company's loan portfolio is susceptible to changes in market conditions in the Washington metropolitan area.

         An analysis of the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997, follows:

                                                                1999            1998           1997
                                                            --------------  -------------- --------------
Balance at January 1                                           $1,134,128      $1,141,719     $1,048,487
Provision (Benefit) for loan losses                                90,000         (15,000)            --
Recoveries:
   Commercial                                                      28,845          21,836        103,533
   Real estate- Commercial mortgage                                    --          13,278         56,277
   Installment to individuals                                      25,426          98,019         34,878
                                                            --------------  -------------- --------------
      Total recoveries                                             54,271         133,133        194,688
                                                            --------------  -------------- --------------
Charge-offs:
   Commercial                                                     (18,500)        (67,861)        (3,000)
   Installment to individuals                                    (122,890)        (57,863)       (98,456)
                                                            --------------  -------------- --------------
     Total charge-offs                                           (141,390)       (125,724)      (101,456)
                                                            --------------  -------------- --------------
Net (charge-offs) recoveries                                      (87,119)          7,409         93,232
                                                            --------------  -------------- --------------
Balance at December 31                                         $1,137,009      $1,134,128     $1,141,719
                                                            ==============  ============== ==============

Ratio of net (charge-offs) recoveries to average total loans       -0.09%           0.01%          0.12%
Average total loans outstanding during the year               $98,570,000     $85,124,000    $80,460,000

         Included in the accompanying consolidated balance sheets are certain loans that are accounted for on a nonaccrual basis. These nonaccrual loans totaled approximately $70,000, $295,000 and $411,000 at December 31, 1999, 1998 and 1997, respectively. Had the loans been current in accordance with their original terms, gross interest income for these loans would have been $18,000, $32,000 and $54,000 in 1999, 1998 and
         1997, respectively. At December 31, 1999, 1998 and 1997, the Company had $6,000, $136,000 and $103,000, respectively, in loans greater than 90 days delinquent which were still accruing interest. These loans consisted primarily of loans which were both adequately secured and in the process of collection.

         At December 31, 1999, 1998 and 1997, impaired loans, which include nonaccrual loans amounted to $70,000, $295,000 and $698,000, respectively. Included in the allowance for loan losses is $3,000, $70,000 and $116,000 related to impaired loans of $70,000, $295,000 and
         $544,000 at December 31, 1999, 1998, and 1997, respectively. The average recorded investment in impaired loans was $226,000, $426,000 and $1,587,000 during 1999, 1998 and 1997, respectively. Interest income recognized on impaired loans during the years ended December 31, 1998, 1997 and 1996, which has not been disclosed above in the discussion of nonaccrual and restructured loans was $23,000, $0 and $23,000, respectively. The allowance for credit losses contains additional amounts for impaired loans as deemed necessary to maintain allowances at levels considered adequate by management.

         The Company has engaged in banking transactions in the ordinary course of business with some of its directors, officers, principal shareholders and their associates. Management believes that all loans or commitments to extend loans and the payment of overdrafts included in such transactions are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons and do not involve more than the normal risk of collectibility. At December 31, 1999 and 1998, none of these loans are either reported as nonaccrual, restructured or classified. The aggregate amount of loans to related parties for the years ended December 31, 1999 and 1998 was $5,000 and $5000, respectively.


5.       Bank Premises and Equipment
         Bank premises and equipment at December 31, 1999 and 1998 is summarized as follows:

                                   1999          1998
                                ------------  ------------
Furniture and equipment          $2,100,938    $1,386,047
Leasehold improvements            1,336,574     2,441,120
                                ------------  ------------
     Subtotal, at cost            3,437,512     3,827,167
Accumulated depreciation
  and amortization               (2,458,654)   (2,667,340)
                                ------------  ------------
     Total, net                    $978,858    $1,159,827
                                ============  ============

         Amounts charged to operating expenses for depreciation and amortization expense aggregated $427,786, $434,304 and $308,584 in 1999, 1998 and
         1997, respectively.



6.       Interest-Bearing Deposits
         Related party deposits totaled approximately $250,000 and $188,000 at December 31, 1999 and 1998, respectively. In management's opinion, rates paid on these deposits, where applicable, are available to others at the same terms. At December 31, 1999, and 1998 brokered deposit totaled approximately $0 and $495,000, respectively. The decrease in the balance of brokered deposits was due to maturities during 1999. No brokered deposits were made during 1999 or 1998.

         At December 31, 1999, time deposits totaling $3,965,000 have scheduled maturities greater than one through five years. The aggregate amount of maturities on all time deposits in each of the next five years is as follows:

              Less than      Greater than
   Year        100,000          100,000         Total
----------- --------------  --------------  --------------
   2000       $22,765,000     $16,137,000     $38,902,000
   2001         1,375,000       1,829,000       3,204,000
   2002           240,000               0         240,000
   2003           106,000               0         106,000
   2004           314,000         101,000         415,000
            --------------  --------------  --------------
              $24,800,000     $18,067,000     $42,867,000
            ==============  ==============  ==============

7.       Leasing Arrangements
         The Company leases its main office space under two leases which expire in 2007. The Company also leases space for four branch offices and two automated teller machines. The leases on the Union Station branch and the two automated teller machines expire in 2009. The lease on the Dupont Circle East branch expires in 2016, the lease on the Chinatown branch expires in 2007, and the lease on the Georgetown branch expires in 2008. All leases are classified as operating leases.

         The following is a schedule of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999:

                      2000                      $    600,046
                      2001                           604,172
                      2002                           605,822
                      2003                           605,823
                      2004                           605,823
                      2005 and thereafter          2,354,175
                                                ------------
                              Total             $  5,375,861
                                                ============

         Rental expense in 1999, 1998 and 1997 was approximately $622,000, $582,000 and $505,000, respectively.




8.       Income Taxes
         Income tax expense for 1999, 1998 and 1997 consists of:

                                1999           1998         1997
                            ------------  ------------- -------------
Current:
     Federal                   $996,085       $520,648      $235,260
     District of Columbia       265,580         68,136        43,598
                            ------------  ------------- -------------
                              1,261,665        588,784       278,858
                            ------------  ------------- -------------
Deferred:
     Federal                     48,544        (52,279)      (37,060)
     District of Columbia        12,943        (17,056)      (17,291)
                            ------------  ------------- -------------
                                 61,487        (69,335)      (54,351)
                            ------------  ------------- -------------
Total:
     Federal                  1,044,629        468,369       198,200
     District of Columbia       278,523         51,080        26,307
                            ------------  ------------- -------------
                             $1,323,152       $519,449      $224,507
                            ============  ============= =============

         Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income as a result of the following:

                                               1999                     1998                   1997
                                     -----------------------  ----------------------  -----------------------
                                       Amount         %         Amount         %        Amount         %
                                     ------------  ---------  ------------  --------  ------------  ---------
Tax expense at statutory rate         $1,142,892      34.0%      $454,178     34.0%      $192,554      34.0%
Increase in taxes resulting from
    District of Columbia franchise
    tax, net of Federal tax effect       182,958       5.5%        46,185      3.5%        14,186       2.5%
Other                                     (2,698)     -0.1%        19,086      1.4%        17,767       3.1%
                                     ------------  ---------  ------------  --------  ------------  ---------
             Total                    $1,323,152      39.4%      $519,449     38.9%      $224,507      39.6%
                                     ============  =========  ============  ========  ============  =========



         The following is a summary of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998:

                                               1999              1998
                                          ----------------  ----------------
Deferred tax assets:
     Allowance for loan losses                   $132,963          $148,780
     Interest income on nonaccrual loans            5,205             5,253
     Deferred loan fees                            50,711            93,397
     Furniture and equipment                      154,018           181,194
     Unrealized losses on securities              267,133             2,624
     Compensated absences                           8,927            (4,277)
                                          ----------------  ----------------
         Total gross deferred tax assets          618,957           426,971
                                          ----------------  ----------------

Deferred tax liabilities:
     Prepaid expenses                                  --            (8,821)
     Other                                           (712)           (2,927)
                                          ----------------  ----------------
     Total gross deferred tax liabilities            (712)          (11,748)
                                          ----------------  ----------------
         Net deferred tax assets                 $618,245          $415,223
                                          ================  ================

         The net deferred income tax asset at December 31, 1999 and 1998 was $618,245 and $415,223, respectively, and are included in other assets in the accompanying financial statements. Also included in other liabilities at December 31, 1999 and 1998, were current tax payables of $75,900 and $0, respectively.



9.       Long-term Debt
         The Bank entered into an agreement to borrow funds from the Federal Home Loan Bank of Atlanta on October 1, 1996, maturing on December 1, 2008, at a fixed rate of 6.95%. The outstanding balance of loans pledged at December 31, 1999 and 1998, to collateralize this debt is $1,552,000 and $3,755,000, respectively, and consists of loans secured by first liens on one- to-four family, multifamily and commercial mortgages. The maximum amount that could be borrowed from the Federal Home Loan Bank under the current borrowing agreement is approximately $16,054,000 collateralized by qualifying loans or investment securities. Annual principal maturities as of December 31, 1999 are as follows:

                  2000                                        $     70,794
                  2001                                              77,821
                  2002                                              85,544
                  2003                                              94,034
                  2004                                             103,366
                  2005 and thereafter                              526,750
                                                              ------------
                  Total                                       $    958,309
                                                              ============


10.      Short-term Borrowings
         Short-term borrowings consist primarily of Federal funds purchased and securities sold under repurchase agreements. Federal funds purchased represent funds borrowed overnight, while securities sold under repurchase agreements generally involve the receipt of immediately available funds which mature in one business day or roll over under a continuing contract. The balance of securities sold under repurchase agreements at December 31, 1999 and 1998 was $3,193,000 and $4,648,000,
         respectively. In accordance with these contracts, the underlying securities sold are U.S. Treasuries or government agencies which are segregated from the Company's other investment securities in the Bank's Federal Reserve Bank account. The book value of the underlying securities sold under these repurchase agreements at December 31, 1999 and 1998 was approximately $3,792,000 and $4,700,000, respectively.

         Other short-term borrowings may consist of borrowings from the FHLB for liquidity purposes. Borrowings are collateralized by investment securities. No short-term FHLB borrowings are outstanding at December 31, 1999 and 1998.

         Short-term borrowings for 1999 and 1998 are summarized below:

                                                                         1999           1998
                                                                     -------------- --------------
Balance at end of year                                                  $3,193,166     $4,647,740
Daily average balance outstanding during year                            4,126,957      3,919,783
Maximum balance outstanding as of any month-end during year              5,413,074      4,898,836
Daily average interest rate during year                                       3.90%          4.70%
Average interest rate on balance at end of year                               4.25%          4.24%

11.      Commitments and Contingent Liabilities
         In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, that are not reflected in the accompanying consolidated financial statements. These commitments include (among others) revolving credit agreements, term loan commitments, and short- term borrowing agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Both loan commitments and standby letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to the normal credit approval procedures and policies. Collateral is obtained based on management's assessment of the customer's credit. The Company had outstanding letters of credit aggregating approximately $1,286,000 and $697,000 and commitments to originate loans aggregating approximately $20,373,000 and $19,239,000, at December 31, 1999 and 1998,
         respectively. The portion of letters of credit which are collateralized was 44% and 86% at December 31, 1999 and 1998, respectively.

         Under the terms of an employment agreement with the current President and CEO of the Bank, the Bank is obligated to make payments totaling approximately $150,000, in the event she chooses to exercise her rights under a severance agreement on or before June 20, 2000. These funds are held in the grantor trust established on February 25, 1998. Under the terms of an employment agreement with the former President and CEO of the Bank, the Bank is obligated to continue her benefits to May 18, 2000.

         The Company maintains directors' and officers' liability insurance in the amount of $5,000,000, subject to certain exclusions.

         The Company and the Bank are defendants in litigation and claims arising from the normal course of business. Based on consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material effect on the Company's consolidated financial statements.

12.      Restrictions on Dividend Payments and Loans by Affiliated Bank
         Any dividends payable by the Company are dependent on dividends payable from the Bank to the Company. Federal banking laws restrict the total dividend payments that a national banking association may make during any calendar year to the total net income of the bank for the current year plus retained net income for the preceding two years, except with the prior written approval of the Office of the Comptroller of the Currency. At December 31, 1999, approximately $4,068,447 of retained earnings of the Bank was available for dividend declarations without prior regulatory approval. The Federal Reserve Board has issued a statement effective November 14, 1985 which indicates that dividends should only be paid out of net income available to common shareholders over the past year. As of December 31, 1999, dividends paid did not exceed the net income available to common shareholders for 1999 by approximately $1,203,000. Restrictions are also imposed upon the ability of the Bank to make loans to the Company, purchase stock in the Company or use the Company's securities as collateral for indebtedness of the Bank. At December 31, 1999, the Company and the Bank were in compliance with regulatory requirements.

13.      Parent Company Information
         On April 1, 1982, the Company acquired, through merger, all of the outstanding shares of the Bank, becoming the parent and sole stockholder. The earnings of the Bank are recorded by the Company using the equity method of accounting. Earnings are recorded as an increase in the Company's investment, and dividends declared by the Bank are recorded as reductions in the Company's investment in the Bank. Presented below are the condensed financial statements of Abigail Adams National Bancorp:

                                        Condensed Balance Sheets

                                                                      December 31
                                                            ---------------- ----------------
                                                                 1999             1998
                                                            ---------------- ----------------
Assets:
Interest-bearing balances with bank subsidiary                      $35,149       $1,009,157
Investment in subsidiary bank                                    13,458,843       12,019,925
Loans                                                                75,858               --
Other assets                                                      1,056,663          879,245
                                                            ---------------- ----------------
     Total assets                                               $14,626,513      $13,908,327
                                                            ================ ================

Liabilities and Stockholders' Equity:
Other liabilities                                                  $167,855         $309,044
Stockholders' equity                                             14,458,660       13,599,283
                                                            ---------------- ----------------
     Total liabilities and stockholders' equity                 $14,626,515      $13,908,327
                                                            ================ ================

                                          Condensed Statement of Income

                                                                          Year Ended December 31
                                                            ---------------------------------------------------
                                                                  1999             1998              1997
                                                            ----------------  ---------------  ----------------
Income
     Interest earned on balances with subsidiary bank                $5,404          $41,460          $110,920
     Interest on loans                                               13,158           48,464           233,800
     Dividends from subsidiary bank                                 400,000               --                --
     Other                                                           15,000               --                --
                                                            ---------------- ----------------  ----------------
                             Total income                           433,562           89,924           344,720
                                                            ---------------- ----------------  ----------------

Expenses
     Salaries and benefits                                            9,359          111,173             6,203
     Professional fees                                               69,045          563,085         1,043,450
     Benefit from loan loss                                              --          (25,000)               --
     Other                                                          292,417          246,338           431,327
                                                            ---------------- ----------------  ----------------
                           Total expenses                           370,821          895,596         1,480,980
                                                            ---------------- ----------------  ----------------
Income (loss) before taxes and equity in
     undistributed net income of subsidiary                          62,741         (805,672)       (1,136,260)
Income tax benefit                                                  135,296          325,721           447,693
                                                            ---------------- ----------------  ----------------
Income (loss) before equity in undistributed earnings
     of subsidiary                                                  198,037         (479,951)         (688,567)
Equity in undistributed net income of subsidiary                  1,830,898        1,296,320         1,030,394
                                                            ---------------- ----------------  ----------------
     Net Income                                                  $2,028,935         $816,369          $341,827
                                                            ---------------- ----------------  ----------------

                                          Condensed Statement of Cash Flows

                                                                            Years Ended December 31
                                                              --------------------------------------------------
                                                                   1999             1998              1997
                                                              ---------------  ----------------  ---------------
Operating Activities:
Net Income                                                        $2,028,935          $816,369         $341,827
Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Equity in undistibuted net income of subsidiary              (1,830,898)       (1,296,320)      (1,030,394)
     Benefit for loan losses                                              --           (25,000)              --
     ESOP compensation expense paid in stock                           9,359             5,496            6,203
     Other, net                                                     (470,672)         (515,247)          73,888
                                                              ---------------  ----------------  ---------------
         Net Cash used in operating activities                      (263,276)       (1,014,702)        (608,476)

Investing Activities:
Net decrease (increase) in lines of credit                            75,858           474,007          848,339
Loans originated                                                          --          (470,000)      (2,394,500)
Principal collected on loans                                              --         2,030,271        1,706,913
                                                              ---------------  ----------------  ---------------
         Net Cash provided by investing activities                    75,858         2,034,278          160,752

Financing Activities:
Proceeds from issuance of common stock, net                           20,996           253,247            9,767
Loan to Employee Stock Ownership Plan (ESOP)                          59,966            11,926               --
Rabbi Trust contribution, net                                            348           (96,173)              --
Redemptions of shares from ESOP                                      (42,279)                                --
Contribution of capital to subsidiary                                     --        (2,000,000)        (350,000)
Cash dividends paid to stockholders                                 (825,621)         (535,686)        (650,370)
                                                              ---------------  ----------------  ---------------
         Net Cash used in financing activities                      (786,590)       (2,366,686)        (990,603)
                                                              ---------------  ----------------  ---------------
         Net decrease in cash and cash equivalents                  (974,008)       (1,347,110)      (1,438,327)
Cash and cash equivalents at beginning of year                     1,009,157         2,356,267        3,794,594
                                                              ---------------  ----------------  ---------------
Cash and cash equivalents at end of year                             $35,149        $1,009,157       $2,356,267
                                                              ===============  ================  ===============

14.      Regulatory Capital Requirements
         The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items, and also qualitative judgements by the regulators. Failure to meet minimum capital requirements can subject the Company to a series of increasingly restrictive actions. To be considered "well-capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk- based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. At December 31, 1999 and 1998, both the Company and the Bank were considered "well-capitalized." The table below presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at December 31, 1999 and 1998.

                                                                     Minimum Capital            Minimum To Be
                                               Actual                 Requirements            Well Capitalized
                                        --------------------     -----------------------  ------------------------
                                         Amount     Ratio         Amount       Ratio         Amount       Ratio
                                        ---------  ---------     ---------  ------------  -------------- ---------
                                                                     (dollars in thousands)
December 31, 1999:
Total Capital to Risk Weighted Assets:
     Consolidated                        $15,984     13.79%        $9,271         8.00%           $  --        --
     Bank                                 14,984     12.92%         9,276         8.00%          11,595    10.00%

Tier 1 Capital to Risk Weighted Assets:
     Consolidated                         14,847     12.81%         4,636         4.00%              --        --
     Bank                                 13,847     11.94%         4,638         4.00%           6,957     6.00%

Leverage Ratio
     Consolidated                         14,847     11.20%         5,302         4.00%              --        --
     Bank                                 13,847     10.45%         5,298         4.00%           6,622     5.00%

December 31, 1998:
Total Capital to Risk Weighted Assets:
     Consolidated                         14,730     13.72%         8,590         8.00%              --        --
     Bank                                 13,150     12.26%         8,584         8.00%          10,729    10.00%

Tier 1 Capital to Risk Weighted Assets:
     Consolidated                         13,595     12.66%         4,295         4.00%              --        --
     Bank                                 12,016     11.20%         4,292         4.00%           6,438     6.00%

Leverage Ratio
     Consolidated                         13,595     10.39%         5,232         4.00%              --        --
     Bank                                 12,016      9.29%         5,176         4.00%           6,470     5.00%

15.      Employee Benefits
         The Company has adopted a Nonqualified Stock Option Plan for certain officers and key employees and has reserved 112,500 shares of common stock for options to be granted under the plan. No options have been granted to date.

         On January 23, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. All the options became fully vested in 1998. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 20,520 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $5.39 for directors and $6.34 for employees. As of December 31, 1999, 18,379 options have been exercised under these plans.

         On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. Options under both plans became fully vested in 1998. Options for a total of 27,641 shares of common stock are available for grant under the above Plans. Options totaling 25,760 were granted in 1996 at a price of $7.30 for directors and $8.59 for employees. Options totaling 1,881 were granted in 1997 at prices ranging from $9.37 to $9.46 for employees. As of December 31, 1999, 7,770 options have been exercised under these plans.

         On March 29, 1996, the Company granted the former President and Chief Executive Officer a nonqualified stock option to purchase 93,750 shares at a price equal to 85% of the fair market value of the Company's common stock on the date of grant at $5.39. The options are fully vested and expire on May 17, 2000. No options have been exercised as of December 31, 1999.

         The Company accounts for its stock option plans under APB Opinion No.
         25. In accordance with APB Opinion No. 25, no compensation expense has been recorded for the January 23, 1996 Employee Plan and the November 19, 1996 Employee Plan. Compensation expense of approximately $0, $67,000 and $24,000 in 1999, 1998 and 1997, respectively, has been recorded for the Directors Plan, the 1996 Directors Plan and the options granted to the President and Chief Executive Officer, which is an amount equal to the difference between the quoted market price of the stock at the date of grant and the amount the employee/director is required to pay. The compensation expense was accelerated in 1998, at which time all the options vested.

         Had compensation cost for these plans been determined consistent with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), the Company's net income and basic earnings per share for 1998 and 1997 would have been $849,000 and $.41 per share and $344,000 and $.17 per share, respectively. There was no effect on 1999 net income or earnings per share. Diluted earnings per share for 1998 and 1997 would have been $.40 per share and $.16 per share, respectively.

         A summary of the status of the Company's four stock option plans and the one out-of-plan stock option grant at December 31, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below:

                                                                               1999
                                                          --------------------------------------------------------
                                                             Directors plans and
                                                                  CEO grants                 Employee plans
                                                          --------------------------    --------------------------
                                                                          Wtg Avg                       Wtg Avg
                                                            Shares       Ex Price         Shares       Ex Price
                                                          ------------  ------------    ------------  ------------
Outstanding at beginning of year                              102,797         $5.53           4,657         $8.32
Granted                                                            --            --              --            --
Exercised                                                          --            --          (2,709)        $7.76
Forfeited/Expired                                                  --            --            (698)        $8.59
Outstanding at end of year                                    102,797         $5.53           1,250         $9.37
Exercisable at end of year                                    102,797         $5.53           1,250         $9.37
Weighted average fair value of options granted                     --            --              --            --
                                                                                    1998
                                                          --------------------------------------------------------
                                                             Directors plans and
                                                                  CEO grants                 Employee plans
                                                          --------------------------    --------------------------
                                                                          Wtg Avg                       Wtg Avg
                                                            Shares       Ex Price         Shares       Ex Price
                                                          ------------  ------------    ------------  ------------
Outstanding at beginning of year                              111,686         $5.56          28,733         $7.78
Granted                                                            --            --              --            --
Exercised                                                      (8,889)        $5.89         (12,989)        $7.02
Forfeited/Expired                                                  --            --         (11,087)        $8.45
Outstanding at end of year                                    102,797         $5.53           4,657         $8.32
Exercisable at end of year                                    102,797         $5.53           4,657         $8.32
Weighted average fair value of options granted                     --            --              --            --

         At December 31, 1999, options granted under the Directors Plan and the 1996 Directors Plan and under the Non-Qualified Stock Option Agreement between the Company and the President and Chief Executive Officer have exercise prices between $5.39 and $7.30, with a weighted average exercise price of $5.53 and a weighted average remaining contractual life of 6.12 years. Of these options, 102,797 are exercisable. At December 31, 1999, options granted under the Employee Plan and the 1996 Employee Plan have an exercise price of $9.37, with a weighted average exercise price of $9.37 and a weighted average remaining contractual life of 6.88 years. Of these options, 1,250 are exercisable.

         The fair value of each option grant is estimated on the date of grant using a Black-Scholes based option pricing model. There were no grants in 1999 or 1998.

         On April 16, 1996, the Company and the Bank adopted an employee stock ownership plan ("ESOP") with 401(k) provisions. Participants may elect to contribute to the ESOP a portion of their salary, which may not be less than 1% or more than 15%, of their annual salary (up to $10,000 for 1999 and 1998). In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Employee contributions and the employer's matching contributions immediately vest. The employer's discretionary contributions are vested as follows: 33.33% for one year of service; 66.67% for two years of service; and 100% for three years of service.

         The Company made matching contributions to the Plan of $36,600, $18,000 and $41,000 in 1999, 1998 and 1997, respectively. These amounts are included in salaries and employee benefits in the accompanying consolidated statements of income. In accordance with the terms of the ESOP, dividends paid on all shares allocated to the participants' accounts are reflected as dividends declared in the accompanying consolidated statement of changes in stockholders' equity. Dividends paid on all remaining unallocated shares owned by the ESOP are also allocated to the participants' accounts and are included in salaries and benefits for 1999 in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 1999, 7,854 shares were allocated to participants' accounts, 7,742 shares were committed to be released and the remaining 15,654 shares are unearned ESOP shares held in suspense. In 1999, the Company paid $12,000 on the ESOP shares and made a capital contribution of $56,825. The capital contribution was directly applied toward the ESOP loan. Dividends paid on allocated shares may be paid to participants or used to repay the ESOP loan, with an equivalent number of shares allocated to participants' accounts. Dividends on unallocated shares are expected to be used to repay the ESOP loan with the equivalent number of shares allocated to participants' accounts. The participating employee has certain put rights in the event that the common stock distributed cannot be readily sold. Only shares which are allocated or committed to be released are considered for purposes of computing earnings per share. The fair value of the unearned ESOP shares at December 31, 1999, 1998 and 1997 is $158,500, $403,700 and $351,300, respectively.

16.      Other Operating Expense
         Other operating expense for the years ended December 31, 1999, 1998 and 1997, is summarized as follows:

                                            1999          1998          1997
                                        -------------  ------------  ------------
Courier service and bank security           $162,204      $132,504      $157,116
Stationery and office supplies                98,901       146,836       159,638
Printing                                      29,542        39,332       152,189
Advertising                                   46,919        97,790        97,534
FDIC insurance premiums                       12,654        14,538        10,271
Other                                        713,484       662,373       792,598
                                        -------------  ------------  ------------
     Total other operating expense        $1,063,704    $1,093,373    $1,369,346
                                        =============  ============  ============

         Cost control measures have reduced the other operating expenses by 2.7%, even though assets have grown by 10% for 1999. The reduction in operating expenses for 1998 as compared to 1997, was due in part to cost control measures and the reduction in expenses related to costs written-off in connection with a failed acquisition in 1997 of $222,000.

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

18.      Fair Value of Financial Instruments
         The following are the estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 followed by a general description of the methods and assumptions used to estimate such fair values.

                                                  December 31, 1999                December 31, 1998
                                            ------------------------------   ------------------------------
                                                              Estimated                        Estimated
                                              Carrying          Fair           Carrying          Fair
                                               Amount           Value           Amount           Value
                                            --------------  --------------   --------------  --------------
Financial Assets:
     Cash and due from banks                   $4,707,226      $4,707,226       $5,836,099      $5,836,099
     Federal funds sold and interest-bearing
         deposits in other banks                9,906,598       9,906,598        5,607,288       5,607,288
     Investment securities available for sale  12,833,257      12,833,257       13,813,009      13,813,009
     Investment securities held to maturity     3,928,021       3,850,534        7,976,376       8,027,302
     Loans                                    108,823,012                       94,219,747
     Less: Allowance for loan losses           (1,137,009)                      (1,134,128)
                                            --------------                   --------------
               Net Loans                      107,686,003     108,709,000       93,085,619      94,750,000

Financial Liabilities:
     Deposits                                 122,569,899     122,640,001      108,665,088     108,764,238
     Short-term borrowings                      3,193,166       3,193,166        4,647,740       4,647,740
     Long-term debt                               958,309         942,000        1,022,711       1,105,000

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         Cash and due from banks. The carrying amounts reported in the balance sheet approximate fair value due to the short-term nature of these assets.

         Federal funds sold and interest-bearing deposits in other banks. The carrying amounts of short-term investments on the balance sheet with maturities of 90 days or less approximate fair value.

         Investments securities available for sale and investment securities to be held to maturity. The estimated fair values of securities by type are based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Loans. Estimated fair values for variable rate loans, which reprice frequently and have no significant credit risk, are based on carrying value. Estimated fair value for all other loans are estimated using discounted cash flow analyses, based on interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of nonperforming loans is calculated by estimating the timing and amount of cash flows. These cash flows are discounted using estimated market yields commensurate with the risk associated with such cash flows. Estimated cash flows are made using data specific to the borrower and available market data.

         Deposits. The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, NOW accounts, savings and money market deposit accounts, is the amount payable on demand as of year-end. Fair values for time deposits are estimated using discounted cash flow analyses, based on the current interest rates offered for deposits of similar maturities.

         Short-term borrowings. The carrying values of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximate fair values.

         Long-term debt. The fair value of the long-term debt is estimated by using discounted cash flow analyses, based on the current rates offered for similar borrowing arrangements.

         Loan commitments, standby and commercial letters of credit. The estimated fair value of these off-balance- sheet instruments are based on cost. Carrying amounts which are comprised of the unamortized fee income and where necessary, reserves for any expected credit losses from these financial instruments, are immaterial.

Independent Auditor's Report





The Board of Directors and Stockholders
Abigail Adams National Bancorp, Inc.
Washington, D.C.

We have audited the accompanying consolidated balance sheet of Abigail Adams National Bancorp, Inc. and subsidiary (the Company) as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abigail Adams National Bancorp, Inc. and subsidiary as of December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended December 31, 1999, in conformity with generally accepted accounting principles.

Keller Bruner & Company, L.L.C.
Frederick, Maryland
January 24, 2000

Independent Auditor's Report




The Board of Directors and Stockholders of
Abigail Adams National Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Abigail Adams National Bancorp, Inc. and subsidiary (the Company) as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the two years ended December 31, 1998 and December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abigail Adams National Bancorp, Inc. and subsidiary as of December 31, 1998, and the results of its operations and its cash flows for the two years ended December 31, 1998 and December 31, 1997, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Vienna, Virginia
February 2, 1999

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.

OFFICERS:

Jeanne D. Hubbard....................................Chairwoman, President & CEO

Karen E. Schafke.................Senior Vice President & Chief Financial Officer





                            THE ADAMS NATIONAL BANK

OFFICERS:

Jeanne D. Hubbard.....................................................Chairwoman

Kathleen Walsh Carr..............................................President & CEO

Karen E. Schafke.................Senior Vice President & Chief Financial Officer

Betty J. Serrano...............................Senior Vice President, Operations

David M. Glaser.................... Senior Vice President, Retail Administration

Hanh D. Nguyen.......................................Vice President & Controller

Arthur C. Smith III......................................Vice President, Lending

Patrice G. Goss..........................................Vice President, Lending

Kathryn R. Speakman............................Assistant Vice President, Lending

Mary Queen..................................Assistant Vice President, Operations

Everett Hitchner...................Assistant Vice President, Assistant Treasurer

Mary E. Mills...................Assistant Vice President, Information Technology

               DIRECTORS OF ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                      AND
                            THE ADAMS NATIONAL BANK

                               Jeanne D. Hubbard
               Chairwoman, President and Chief Executive Officer
                     Abigail Adams National Bancorp., Inc.

                              Kathleen Walsh Carr
                      President & Chief Executive Officer
                            The Adams National Bank

                              Michelle D. Bernard
                                    Partner
                             Patton Boggs, L.L.P.

                              A. George Cook, III
                                   Principal
                             George Cook & Company

                                 Carl E. Hecht
                                   Chairman
                                    US Tag

                                Lynne M. Miller
                            Chief Executive Officer
                     Environmental Strategies Corporation

                             Marshall T. Reynolds
                      Chairman & Chief Executive Officer
                           Champion Industries, Inc.

                              Patricia G. Shannon
                      President & Chief Executive Officer
                   Boys & Girls Clubs of Greater Washington

                             Robert L. Shell, Jr.
                            Chief Executive Officer
                              Guyan International

                               Marianne Steiner
                                   Principal
                              Larkspur Marketing

                              Joseph L. Williams
                      Chairman & Chief Executive Officer
                          Basic Supply Company, Inc.

                               Bonita A. Wilson
                                   Principal
                            Bonnie Wilson & Company

--------------------------------------------------------------------------------

Form 10-KSB
Copies of the Annual Report as filed with the Securities and Exchange Commission on Form 10-KSB are available without charge, upon written request to Ms. Karen
E. Schafke, Senior Vice President and Chief Financial Officer, Abigail Adams National Bancorp, Inc. 1627 K Street, NW Washington, D.C. 20006.




EXECUTIVE OFFICES:
1627 K Street, NW
Washington, D.C.  20006
(202) 466-4090


TRANSFER AGENT:
American Stock Transfer & Trust Company
40 Wall Street
New York, N.Y. 10005


SPECIAL COUNSEL:
Luse Lehman Gorman Pomerenk & Schick, P.C.
5335 Wisconsin Avenue. NW
Suite 400
Washington, D.C.  20015


ONLINE:
http://www.adamsbank.com


STOCK LISTING:
Abigail Adams National Bancorp, Inc. Common Stock is listed on the National Market under the symbol AANB.

Branch Locations:

Main Office
1627 K Street, NW
Washington, D.C.  20006-1782
(202) 466-4090
(202) 833-8875  fax

Dupont Circle East
1604 17th Street, NW
Washington, D.C.  20009-2441
(202) 466-4090
(202) 387-4110  fax

Georgetown
1729 Wisconsin Avenue, NW
Washington, D.C.  20007-2379
(202) 466-4090
(202) 338-1889  fax

Union Station
50 Massachusetts Avenue, NE
Washington, D.C.  20002-4214
(202) 466-4090
(202) 371-6590  fax

MCI Center/Chinatown
802 7th Street, NW
Washington, D.C.  20001-3718
(202) 466-4090
(202) 842-0076  fax