Form 10KSB/A
period 1999-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2000-05-09
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ______ to ___________

         Commission file number 0-10971
                      ABIGAIL ADAMS NATIONAL BANCORP. INC.
-------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

     Delaware                                                         52-1508198
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification Number)

1627 K Street, N.W., Washington, D C.                                     20006
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)
                                 (202) 466-4090
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock par value $.01 per share
-------------------------------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $12,187,000.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

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

Lending Activities

     The Bank provides a range of commercial and retail lending services to individuals, small to medium- sized businesses, professional corporations, nonprofit organizations and other organizations. These services include, but are not limited to, commercial business loans, commercial real estate loans, renovation and mortgage loans, loan participations, consumer loans, revolving lines of credit and letters of credit, with an emphasis on commercial real estate lending. Consumer lending primarily consists of automobile, home equity and personal loans made on a direct, secured basis. Real estate loans are originated for both commercial and consumer purposes. To a lesser extent, the
Bank originates one-to-four family mortgage or residential loans and construction loans. The Bank offers loans which have fixed rates as well as loans with rates which adjust periodically. At December 31, 1999, approximately 61% of the Bank's total loan portfolio was comprised of loans with adjustable rates.

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


                                                                           At
                                                                      December 31,
                                                     ------------------------------------------
                                                              1999                    1998
                                                     ----------------------  ------------------


Commercial.......................................       $    28,646,000           $  23,094,000
  Real Estate:
   Commercial mortgage...........................            50,752,000              43,924,000
   Residential mortgage..........................            20,991,000              20,190,000
Construction and development.....................             6,540,000               5,154,000
Installment to individuals.......................             2,135,000               2,069,000
                                                        ---------------           -------------
   Total Loans:                                             109,064,000              94,431,000
Less: Deferred income and unearned discounts.....              (241,000)               (211,000)
                                                        ---------------           -------------
  Total, net.....................................       $   108,823,000           $  94,220,000
                                                        ===============           =============

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

     The majority of the $6,540,000 in loans classified as construction and land development loans at December 31, 1999 are primarily for construction and renovation of commercial real estate properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending involves significant additional risks as com- pared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers. The payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Bank limits the aggregate amount of outstanding construction loans, and generally makes such loans only in its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Bank also obtains appraisals on each property in accordance with applicable regulations.

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

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                     December 31,
                                                     --------------------------------------------
                                                             1999                    1998
                                                     --------------------    --------------------
                                                       Amount     Percent      Amount     Percent
                                                     ---------  ---------    ---------  ---------
                                                                         (Dollars in Thousands)

Demand deposits.............................         $ 36,817       30.0%    $ 31,058        28.6%
Savings accounts............................            2,947        2.4        2,798         2.6
NOW accounts................................           11,988        9.8        9,499         8.7
Money market accounts.......................           27,951       22.8       26,207        24.1
                                                     --------   --------     --------    --------
Total non-certificates......................           79,703       65.0       69,562        64.0
                                                     --------   --------     --------    --------

Total certificates..........................           42,867       35.0       39,103        36.0
                                                     --------   --------     --------    --------
Total deposits..............................         $122,570      100.0%    $108,665       100.0%
                                                     ========   ========     ========     =======

     The following table shows weighted average rate and maturity information for the Bank's certificates of deposit as of December 31, 1999.




Certificate accounts maturing in quarter ending:                     Total        Weighted      Percent of
------------------------------------------------
                                                                    Balance     Average Rate       Total
                                                                -------------   -------------  ---------

                                                                                (Dollars in Thousands)
         Less than 3 months.................................      $   9,868           4.80%           23.0%
         More than 3 months.................................         10,954           4.98            25.6
         More than 6 months.................................         18,080           5.34            42.1
         More than 1 year...................................          3,444           5.33             7.5
         More than 3 years..................................            711           6.13             1.7
         More than 5 years..................................             50           5.98             0.1
                                                                  ---------         ------         -------
         Total..............................................      $  42,867           5.14%          100.0%
                                                                  =========         ======         =======


     The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.

                                                                              Maturity
                                                                     Over       Over
                                                        3 Months    3 to 6     6 to 12     Over
                                                         or Less    Months     Months    12 Months Total
                                                       ---------  ---------  ---------  ----------------
                                                                             (In Thousands)

Certificates of deposit less than $100,000.........    $  5,753   $  6,606   $ 10,406   $  2,035   $ 24,800

Certificates of deposit of $100,000 or more........       4,115      4,348      7,674      1,930     18,067
                                                       --------   --------   --------   --------   --------

Total certificates of deposit......................    $  9,868   $ 10,954   $ 18,080   $  3,965   $ 42,867
                                                       ========   ========   ========   ========   ========

(1)Deposits from governmental and other public entities.

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

                                                                    At December 31,
                                                                1999              1998
                                                              ---------         ------
                                                                       (In Thousands)
Maximum Balance:
---------------
  Long-term debt..........................................    $ 1,023           $1,086
  Short-term borrowings...................................      5,413            4,899

Average Balance:
---------------
  Long-term debt..........................................    $   993           $1,052
  Short-term borrowings...................................      4,127            3,920

     The following table sets forth certain information as to the Bank's borrowings at the dates indicated. The Bank had no other borrowings outstanding at the date indicated.

                                                                    At December 31,
                                                                  1999               1998
                                                                 -------            ------
                                                                   (Dollars in Thousands)
FHLB advances.............................................        $   958           $1,023
Securities sold under agreements to repurchase............          3,193            4,648
                                                                  -------           ------
  Total borrowings........................................        $ 4,151           $5,671
                                                                  =======           ======
Weighted average interest rate of FHLB advances...........          6.95%            6.99%
Weighted average interest rate of securities sold under agreements
  to repurchase ..........................................          4.25%            4.70%

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

     Only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Under FDIC regulations, an institution is generally considered "well capitalized" if it has a total risk- based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I capital (leverage) ratio of at least 5%. Federal law generally requires full-scope on-site annual examinations of all insured depository institutions by the appropriate federal bank regulatory agency although, the examination may occur at longer intervals for small well-capitalized or state chartered banks.

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

     Location                                              Expiration of Lease
     -------------------------------------------------------------------------

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

     On June 8, 1998 a second suit was filed in United States District Court, District Court of Delaware by Rose Z. Thorman and Martha Burke, individually and as custodian for Holly McMackin, Jake McMackin, Ashtyn Talley and Casey Talley Plaintiffs against the Company, Nominal Defendant and Marshall T. Reynolds, Jeanne D. Hubbard, Robert H. Shell, Jr. and Ferris Baker Watts, Inc. The federal action is based on the same facts underlying the State action, and asserts both derivative claims on behalf of the bank and individual claims on behalf of the stockholders of the Bank. The complaint in the federal action alleges that certain stockholders/directors of the Bank, and Marshall T. Reynolds, Jeanne D. Hubbard, Robert H. Shell, Jr., as well as the investment banking firm, Ferris Baker Watts, Inc. violated the Securities Exchange Act of 1934 (the "Exchange Act") in soliciting proxies against the proposed merger between the Bank and Ballston Bancorp, which was not approved by the shareholders at a special
                                       14
meeting held December 31, 1997, and also alleges that the individualstockholders /directors violated the Exchange Act in soliciting proxies to remove four directors of the Bank. The Company has hired Delaware counsel and is vigorously defending this suit. The District Court has stayed the Federal action pending a decision in the state action.

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

                                                            Prices of Common Stock
                                                                  Dividends

                                                        High       Low         Paid
Calendar Quarter Ended(1)
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

     (1) Common Stock market data gives effect to a five-for-four stock spilt in the form of a stock dividend which took place on December 31, 1998.

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

Item 9.           Directors and Executive Officers of the Registrant.

         The  table  below  sets  forth   certain   information   regarding  the
     composition of the Company's Board of Directors.


                Name                          Age                    Positions Held                   Since
     --------------------------         -------------         --------------------------         ----------

     Kathleen Walsh Carr                      53          President & Chief Executive Officer         1998
                                                                The Adams National Bank
     George Cook                              66                       Director                       1998
     Jeanne D. Hubbard                        51                 Chairwoman, President                1995
                                                               & Chief Executive Officer
                                                                Abigail Adams National
                                                                     Bancorp, Inc.
     Marshall T. Reynolds                     63                       Director                       1995
     Robert L. Shell, Jr.                     56                       Director                       1995
     Marianne Steiner                         45                       Director                       1998
     Joseph L. Williams                       55                       Director                       1998
     Bonita A. Wilson                         56                       Director                       1998

     The principal occupation during the past five years of each director of the Company is set forth below. All directors and executive officers have held their present positions for five years unless otherwise stated.

     Kathleen Walsh Carr has been the President, Chief Executive Officer, Director of The Adams National Bank and Director of the Company since 1998. Previously she served as Senior Vice President and Chief Lending Officer of the Bank from 1997. Ms. Carr has over 25 years of commercial banking experience with most of her professional career spent in the areas of commercial lending. Prior to joining The Adams National Bank in 1997, Ms. Carr was Senior Vice President of NationsBank. Ms. Carr is a Member of the Board of Directors of Royco, Inc. She is also a member of the Board of Washington Trustees of the Federal City Council, the Greater Washington Board of Trade, the Board of Managers, and the Board of Governors for the Washington Home and Hospice, and the Advisory Board of So Others Might Eat, Inc.

     A. George Cook is the Principal of George Cook & Co., Distinguished Fellow of the Institute of Public Policy at George Mason University, and Chairman Emeritus and retired Chief Executive Officer of Colonial Parking, Inc. Mr. Cook is a member of the Urban Land Institute, Director and past Executive Committee member of the Greater Washington Research Council and member and past Chairman of the Board of the National Parking Association. He is a former Chair of the National Policy Council, Past Board Member of the Girl Scouts of the USA, former member of the City Council of the City of Alexandria and a former Chairman of the Commission of Local Government for the Commonwealth of Virginia, former member of the Board of Visitors of George Mason University and a former Vice Chairman of the Virginia State Electoral Board.

     Jeanne Delaney Hubbard has been a Director of the Company and the Bank since 1995, Chairwoman, President and Chief Executive Officer of the Company since 1998 and Chairwoman of the Bank since 1998. Ms. Hubbard is the Director of Risk Management for Premier Financial Bancorp, Inc., Georgetown, Kentucky and a member of its Board of Directors. She is also a Director of Summit State Bank, Ronhert Park, California and First Sentry Bank, Huntington, West Virginia. She has held executive officer positions at First Sentry Bank, First Guaranty Bank, Hammond, Louisiana and First Bank of Ceredo, West Virginia. She is active with the River Cities United Way, most recently serving on the Citizens Review Panel, a past president of the C-K Rotary Club and former volunteer with Junior Achievement at C-K High School. She is a graduate of Purdue University and holds a Masters Degree from Marshall University.

     Marshall T. Reynolds is the Chairman of the Board, President and Chief Executive Officer of Champion Industries, Inc., a holding company for commercial printing and office products companies, a position he has held since 1992. Mr. Reynolds became Chairman of the Board of Premier Financial Bancorp in 1996. In addition, Mr. Reynolds became Chairman of the Board of First Guaranty Bank during 1996. From 1964 to 1993, Mr. Reynolds was President and Manager of The Harrah and Reynolds Corporation (predecessor to Champion Industries, Inc.). From 1983 to 1993, he was Chairman of the Board of Banc One, West Virginia Corporation (formerly Key Centurion Bancshares, Inc.). Mr. Reynolds has served as Chairman of The United Way of the River Cities, Inc. and Boys and Girls Clubs of Huntington. Mr. Reynolds has been a Director of the Company and the Bank since November 1995.

     Robert L. Shell, Jr. is the Chairman and Chief Executive Officer of Guyan International, a privately held holding company for manufacturing and service companies, a position he has held since 1985. Mr. Shell has been a Director of First Guaranty Bank, Hammond, Louisiana since 1993; of First State Bancorp, Inc. since February 1994; and of First Sentry Bank, Huntington, West Virginia since 1996. Mr. Shell is a Board Member of the Huntington Boys and Girls Club, the Cabell Huntington Hospital Foundation and the West Virginia Foundation for Independent Colleges. Mr. Shell was formerly the Chairman of the Marshall Artists Series. Mr. Shell has been a Director of the Company and the Bank since October 1995.

     Marianne Steiner is the Principal of Larkspur Marketing, which she founded in 1991 after serving MCI Communications Corporation as Director of Marketing. Ms. Steiner holds a joint M.E. and M.S. degree from the Harvard Business School and Graduate School of Arts and Sciences in Information Sciences and Applied Mathematics, and a Bachelor of Science degree in Computer Science from the University of Miami. Ms. Steiner serves as a Trustee and Member of the Governing Board of Beauvoir School.

     Joseph L. Williams is the Chairman and Chief Executive Officer of Basic Supply Company, Inc., which he founded in 1977. Mr. Williams was one of the organizers and is a Director of First Sentry Bank, Huntington, West Virginia. Mr. Williams is a Director of the Huntington Industrial Corporation, unlimited Futures, Inc. (A small business incubator), and the West Virginia Capital Corporation. Mr. Williams is a Member of the National Advisory Council of the United States Small Business Administration, the Huntington Municipal Development Authority and is Treasurer of the Huntington Museum of Art. Mr. Williams is a former Mayor and City Councilman of the City of Huntington. Mr. Williams is a graduate of Marshall University and a Member of the Executive Committee of its College of Business Advisory Board.

     Bonita A. Wilson owns and operates her own retail business and is a consultant to other businesses. Ms. Wilson was a Retail Management Executive for over 25 years with Garfinkles, Bloomingdales and the Hecht Company. Ms. Wilson has served as a Director of Dart Group Corporation, Trak Auto Corporation, Shoppers Food Warehouse Corp. and Crown Books Corporation from 1991 through 1997. Ms. Wilson attended the State University of New York at New Paltz. Ms. Wilson also served on the Advisory Board of Wedgewood Capital Management and is President of the Lower Eastern Shore Heritage Committee.

Item 10.          Executive Compensation.

     The following table sets forth the cash compensation paid by the Bank for services during the year ended December 31, 1999 to each of the Company's and Bank's Chief Executive Officer. Ms. Hubbard and Ms. Carr became the Chief Executive Officer of the Company and Bank, respectively, in 1999 and consequently no compensation information is provided for the prior two fiscal years. Other than Ms. Carr, no person made in excess of $100,000 during the year ended December 31, 1999.

                                                 SUMMARY COMPENSATION TABLE
                                                                                    Long Term
                                                                                  Compensation
                                                     Annual Compensation             Awards
                                                     -------------------          ------------
                                                                                     Securities       All Other(1)(2)
                                    Year        Salary          Bonus/Other     Underlying Option    Compensation
                                   ------       ------         ------------     -----------------  -----------------

Jeanne D. Hubbard                   1999       $ 37,937         $      --         $1,279 (1)        $       --
Chairwoman of the Board, President  1998       $ 60,603         $      --         $1,279 (1)        $       --
and Chief Executive Officer of the
Company
Kathleen W. Carr                    1999       $145,589         $      --         $1,250 (2         $       --
President and Chief Executive Officer1998      $125,399         $      --         $1,250 (2)        $       --
of the Bank
------------------------------

     (1) Represents options to purchase shares granted under the Directors Stock Option Plan. (2) Represents options to purchase shares granted under the 1996 Employee Incentive Stock Option Plan.

Non-Qualified Stock Option Plan

     No options have been granted to date under the Company's Non-Qualified Stock Option Plan (the "Plan"). A total of 112,500 shares of the Company's Common Stock are authorized for issuance under the Plan, in which officers of the Company and the Bank who have been employed for a least one year are eligible to participate. The option exercise price of any options granted under the Plan will equal 100% of the book value of the shares as of the date of grant. Any options granted under the Plan will become exercisable on a cumulative basis at a rate of 25% per year during the period of four years after the grant; provided, however that the first 25% will not become exercisable until the expiration of six months after the date of the grant.

Employee Incentive Stock Option Plan

     On January 23, 1996, the Board of Directors of the Company approved a qualified Employee Incentive Stock Option Plan (the "Employee Plan"). A total of 12,483 shares of the Company's Common Stock are authorized for issuance under the Employee Plan, in which key employees of the company and the Bank are eligible to participate. On January 23, 1996, all such options were granted at an exercise price of 100% of fair market value at the date of grant, or $6.34. Options granted under the Employee Plan are immediately exercisable and expire not later than ten years following the date of grant.

1996 Employee Incentive Stock Option Plan

     On November 19, 1996, the Board of Directors of the Company approved a qualified 1996 Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). A total of 17,740 shares of the Company's Common Stock are authorized for issuance under the 1996 Employee Plan, in which key employees of the Company and the Bank are eligible to participate. On November 19, 1996, 15,859 options were granted at an exercise price of 100% of fair market value, or $8.59. On January 21, 1997, 1,250 options were granted at an exercise price of 100% of fair market value, or $9.37. On February 18, 1997, 631 options were granted at an exercise price of 100% of fair market value, or $9.46. Options granted under the 1996 Employee Plan are fully vested. Options under the 1996 Employee Plan expire not later than ten years after the date of grant.

Directors Stock Option Plan

     On January 23, 1996, the Board of Directors of the Company approved a nonqualified Directors Stock Option Plan (the "Directors Plan"). A total of 8,036 shares of the Company's Common Stock are authorized for issuance under the Directors Plan. On January 23, 1996, all such options were granted at an exercise price of 85% of fair market value at the date of grant, or $5.39. However, in the event of death or disability, options expire after one year.

1996 Directors Stock Option Plan

     On November 19, 1996, the Board of Directors of the Company approved a nonqualified Directors Stock Option Plan (the "1996 Directors Plan"). A total of 9,900 shares of the Company's Common Stock are authorized for issuance under the 1996 Directors Plan. On November 19, 1996, all such options were granted at an exercise price of 85% of fair market value, or $7.30. Options expire after ten years from the date of grant, or immediately upon leaving the Board. However, in the event of death or disability, options expire after two years.

2000 Stock Option Plan

     On February 15, 2000, the Board of Directors of the Company approved a non-statutory stock option plan (the "Stock Option Plan") to non-employee directors and key employees. A total of 20,000 shares of the Company's Common Stock are authorized for issuance under the Stock Option Plan. All such options were granted at 90% of fair market value at the date of grant, or $7.88. The options vest in three equal installments, with the first installment becoming exercisable on February 15, 2000, and succeeding installments on each February 15 thereafter. Options expire after ten years from the date of grant or after two years upon leaving the Company or Board.



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

========================================================================================================================


                                                                          Number of Securities
                                                                               Underlying         Value of Unexercised
    Name                      Shares Acquired        Value Realized(1)        Unexercised         In-The-Money Options
                              Upon Exercise                                 Options at Fiscal     atFiscal Year-End(2)
                                                                                Year-End
                                                                              ------------------------------------------
                                                                              Exercisable/             Exercisable/
                                                                              Unexercisable            Unexercisable
                                                                              ------------------------------------------

Jeanne D. Hubbard                  N/A                     N/A                   1,279/--                $2,353/--
Kathleen W. Carr                   N/A                     N/A                   1,250/--                 $831/--



     (1) Equals the difference between the aggregate exercise price of the options exercised and the aggregate fair market value of the shares of Common Stock received upon exercise computed using the price of the Common Stock as quoted on the Nasdaq Small Cap Market at the time of the exercise. (2)Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 1999, at which date the closing price of the Common Stock as quoted on the Nasdaq SmallCap Market was $10.125.

Employee Stock Ownership Plan with 401(k) Provisions

     On April 6, 1996, the Company's and the Bank's Board of Directors adopted an employee stock ownership plan with 401(k) provisions ("ESOP"). The ESOP was amended effective as of January 1, 1999 to modify certain vesting provisions. The ESOP replaced the Bank's former 401(k) Plan. Employees of the Bank who are at least 21 years of age and who have completed one year of service are eligible to participate. The Company submitted an application to the Internal Revenue Service for a letter of determination as to the tax-qualified status of the ESOP, and received a favorable letter of determination. The ESOP may be amended or terminated at any time by the Bank. The ESOP is to be funded by contributions made by the Bank in cash or shares of the Company's Common Stock. On July 17, 1996, the ESOP borrowed $218,750 in funds from the Company which was an amount sufficient to purchase 31,250 shares of Common Stock. This loan is secured by the shares of Common Stock purchased and earnings thereon. Shares purchased with such loan proceeds will be held in a suspense account for allocation, as the loan is repaid, among participants who are eligible to share in the Bank's contribution for the year. Dividends paid on allocated shares may be paid to participants or used to repay the ESOP loan. Dividends on unallocated shares are expected to be used to repay the ESOP loan.

     Participants may elect to contribute a percentage of their salary, which amount may not be less than 1% nor more than 15% of the participant's annual salary up to $10,000 for 1997. In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage of the amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Contributions by the Bank and shares released from the suspense account will be allocated among participants on the basis of their annual wages subject to federal income tax withholding, plus amounts withheld under certain qualified plans. Each participant is immediately vested in his or her contributions, the Bank's matching contributions and the Bank's initial discretionary contribution made during 1996. Each participant will begin to vest in his or her interest in the Bank's future discretionary contributions to the ESOP after one year of service and will be fully vested upon three years or service. Benefits are payable upon a participant's retirement, death, disability or separation from service, in a single lump-sum payment or in installments. Distributions at retirement will be in the form of cash or shares of Common Stock or both. In addition, the participant or beneficiary has certain put rights in the event that the Common Stock distributed cannot be readily sold.

     The Trustee of the ESOP will vote all shares of Common Stock held by it as part of the ESOP assets, provided that a participant or beneficiary will be entitled to direct the Trustee as to the manner in which voting rights are to be exercised, with respect to shares of Common Stock allocated to the participant, in connection with certain corporate transactions as described in the ESOP.

     During 1999, the Company made matching cash contributions to the ESOP of $36,600. No discretionary contributions were made during 1999.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

     Holders of record of the Company's common stock, par value $.01 per share (the "Common Stock"), as of the close of business on April 25,2000 (the "Record Date") are entitled to one vote for each share then held. As of the Record Date, the Company had 2,086,753 shares of Common Stock issued and outstanding.

   Persons and groups who beneficially own in excess of five percent of the Common Stock are required to file certain reports with the Securities and Exchange Commission ("SEC") regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth, as of April 25, 2000, the shares of Common Stock beneficially owned by named executive officers individually, by executive officers and directors as a group and by each person who was the beneficial owner of more than five percent of the Company's outstanding shares of Common Stock.



                                                          Amount of Shares
                                                          Owned and Nature                 Percent of Shares
         Name and Address of                                of Beneficial                   of Common Stock
          Beneficial Owner                                    Ownership                       Outstanding
         --------------------                             ------------------              --------------------

     Shirley A. Reynolds                                      431,868  (1)(2)                    20.9%
     1130 13th Avenue
     Huntington, WV 25701

     Barbara W. Beymer                                         48,750  (1)                        2.4%
     214 North Boulevard West
     Huntington, WV 25701

     Deborah P. Wright                                        101,250  (3)                        4.9%
     1517 North Boulevard West
     Flatwoods, KY 41139

     Thomas W. Wright                                          26,250  (1), (3)                   1.3%
     1517 North Boulevard West
     Flatwoods, KY  41139

     Kathleen Walsh Carr                                        3,542  (4)(10)                      *

     George Cook                                               2,067   (11)                         *

     Jeanne D. Hubbard                                         10,071  (1)(5)(9)(10)                *

     Marshall T. Reynolds                                     283,216  (1)(2)(6)(9)(11)          13.7%

     Robert L. Shell, Jr.                                      83,946  (1)(5)(7)(8)(9)(11)        4.0%

     Marianne Steiner                                             917  (11)                         *

     Joseph L. Williams                                         1,317  (11)                         *

     Bonita A. Wilson                                             417  (11)                         *

     All directors and executive officers as a group (8) persons 385,493 18.2% ---------------------- *Less than 1% (1) Based upon Amendment No. 4 to Schedule 13D dated March 11, 1998, Marshall T. Reynolds, Shirley A. Reynolds, Robert L. Shell, Jr., Robert H. Breymer, Thomas W. Wright, Deborah P. Wright and Jeanne D. Hubbard (2) Marshall T. Reynolds and Shirley A. Reynolds share voting and dispositive power with respect to 244,368 shares owned jointly. An additional 37,500 shares are held by a dependent child. (3) Thomas W. Wright and Deborah P. Wright share voting and dispositive power with respect to 26,250 shares owned jointly. (4) Includes options to acquire 1,250 shares of Common Stock. (5) Includes options to purchase 289 shares granted to Ms. Hubbard and Mr. Shell under the Directors Stock Option Plan. See "Executive Compensation--Directors Stock Option Plan." (6) Includes options to purchase 191 shares granted to Mr. Reynolds under the Directors Stock Option Plan. See "Executive Compensation--Directors Stock Option Plan." (7) Mr. Shell's shares include 7,500 shares transferred by gift to his wife. (8) Robert L. Shell, Jr. shares voting and dispositive power with respect to 25,000 shares owned jointly with his wife, Lena Ji Shell.

(9) Includes options to purchase 990 shares granted to each director under the 1996 Directors Stock Option Plan. (10) Includes vested options to purchase 1,167 shares granted under the 2000 Stock Option Plan. (11) Includes vested options to purchase 167 shares granted under the 2000 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions.

     The Bank intends that all transactions between the Bank and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Bank than could have been obtained by it in arm's-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Bank not having any interest in the transaction. During the year ended December 31, 1999, the Bank had no loans outstanding to directors or executive officers which were made on preferential terms.


Item 13.Exhibits, Financial Statement Schedules and Reports on Form 8-K
         (a) Exhibits

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

10.3              Directors Stock Option Plan and Agreement (8)

10.4              Non-Qualified Stock Option Agreement (9)

10.5              1996 Employee Incentive Stock Option Plan and Agreement (10)

10.6              1996 Directors Stock Option Plan and Agreement (11)

10.7 Amendment to The Adams National Bank Employee Stock Ownershi Plan with 401(k) provisions, dated February 18, 1997 (12)

10.7.1 Second Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k)Provisions

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

10.15 Lease Agreement dated March 6, 1996 between 1604 17th Street Limited Partners and The Adams National Bank (21)

10.16 Lease Agreement dated January 8, 1997 between Riverdale International, Inc. and The Adams National Bank (22)

10.17 Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank (23)

10.17.1 Amendment to Agreement for Information Technology Services between Electronic Data Systems Corporation and The Adams National Bank

10.18 Special Program Financial Services Agreement dated December 30, 1993 between IBAA Bancard,Inc. and The Adams National Bank
                  (24)

10.19 Deposit Insurance Transfer and Asset Purchase Agreement dated as of May 1, 1992 by and among the Federal Deposit Insurance Corporation as Receiver of Metropolitan Bank, N.A.,the Federal Deposit Insurance Corporation and The Adams National Bank (25)

10.20 Asset Pool Proposal Form and the Asset Pool Sale Agreement dated as of July 6, 1993 by and among the Federal Deposit Insurance Corporation as Receiver of City National Bank, the Federal Deposit Insurance Corporation and The Adams National Bank (26)

10.21 Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (27)

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

                                            ABIGAIL ADAMS NATIONAL BANCORP, INC.



     Date: May 5, 2000                By:      /s/Jeanne D. Hubbard
                                               --------------------
                                     Jeanne D. Hubbard, Chairwoman of the Board,
                                        President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/Jeanne D. Hubbard                    By: /s/Karen Schafke
     --------------------                      ---------------------
     Jeanne D. Hubbard, Chairwoman            Karen Schafke, Principal Financial
     of the Board and Chief                    and Accounting Officer
     Executive Officer

Date: May 5, 2000                            Date: May 5, 2000


By:  /s/A. George Cook                       By: /s/Marshall T. Reynolds
     ------------------                      -----------------------
     A.George Cook, Director                    Marshall T. Reynolds, Director

Date: May 5, 2000                             Date: May 5, 2000


By:  /s/Robert L. Shell, Jr.                 By: /s/Marianne Steiner
     -------------------------                  -------------------
     Robert L. Shell, Jr., Director              Marianne Steiner, Director

Date: May 5, 2000                              Date: May 5, 2000


By:  /s/Joseph L. Williams                    By: /s/Bonita A. Wilson
     --------------------------                   -------------------
     Joseph L. Williams, Director                 Bonita A. Wilson, Director

Date: May 5, 2000                                Date: May 5, 2000


By: /s/Kathleen W. Carr
     Kathleen W. Carr, Director

Date: May 5, 2000

                                  EXHIBIT INDEX


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

10.8 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee and The Adams National Bank (14)

10.9 Lease Agreement dated November I, 1992 between Chase Manhattan Bank, N.A. as Trustee and The Adams National Bank (15)

10.10 Lease Agreement dated April 21, 1988 between Union Station Joint Venture, Ltd. and The Adams National Bank (16)

10.11 Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (17)

10.12 Amendment dated December 20, 1993 to Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (18)

10.13 Lease Agreement dated December 20, 1993 between Union Station Joint Venture,Ltd., and The Adams National Bank (19)

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

(22) Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(23) Incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(24) Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(25) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(26) Incorporated by reference to Exhibit 10 of the Company' s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

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