Form 10QSB
period 2000-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2000-05-12
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2000
                                          --------------



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        ________    to _________

         Commission file number   0-10971

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                                  52-1508198
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



     State the number of shares outstanding of each of the issuer's classes of common equity as of April 25, 2000:

      2,085,464 shares of Common Stock, Par Value $0.01/share
 Transitional Small Business Disclosure Format (check one): Yes    No X
                                                               ---   ---

                                     PART I.

--------------------------------------------------------------------------------
Item 1 - Financial Statements
--------------------------------------------------------------------------------

                                          ABIGAIL  ADAMS  NATIONAL  BANCORP,  INC.  AND  SUBSIDIARY
                                                         Consolidated Balance Sheets
                                               March 31, 2000 and 1999 and December 31, 1999
                                                                (Unaudited)


                                                                              March 31,            March 31,              Dec 31,
                                                                                2000                  1999                 1999
                                                                              ---------            ---------              -------
Assets
Cash and due from banks                                                      $ 5,287,425          $ 10,410,195          $ 4,707,226
Federal funds sold                                                             5,049,833               460,000            6,005,707
Interest-bearing deposits in other banks                                       5,458,400             1,590,537            3,900,891
Investment securities available for sale at fair value                        13,401,362            12,337,902           13,405,857
Investment securities held to maturity (market value of $2,961,699 at March 31, 2000, $6,058,118 at March 31, 1999 and $3,277,934
   at December 31, 1999                                                        3,041,436             6,975,770            3,355,421
Loans (net of deferred fees and unearned discounts)                          107,577,069            98,205,769          108,823,012
   Less: allowance for loan losses                                            (1,316,479)          (1,139,580)           (1,137,009)
                                                                             ------------          -----------          ------------
      Loans, net                                                             106,260,590            97,066,189          107,686,003
                                                                             ------------          -----------          ------------
Bank premises and equipment, net
                                                                                 909,682             1,131,437              978,858
Other assets                                                                   2,987,590             1,718,519            1,730,256
                                                                             ------------          -----------          ------------
      Total assets                                                          $142,396,318          $131,690,549         $141,770,219
                                                                             ============          ===========          ============
Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
     Noninterest-bearing deposits                                            $ 37,050,142          $ 33,445,553        $ 36,816,624
     Interest-bearing deposits                                                 84,125,090            77,181,925          85,753,275
                                                                             ------------           -----------         ------------
       Total deposits                                                         121,175,232           110,627,478         122,569,899
                                                                             ------------           -----------         ------------

  Short-term borrowings                                                         4,921,292             5,121,051           3,193,166
  Long-term debt                                                                  941,234             1,007,178             958,309
  Other liabilities                                                               605,425             1,188,989             590,185
                                                                             ------------           -----------         ------------
       Total liabilities                                                      127,643,183           117,944,696         127,311,559
                                                                             ------------           -----------         ------------

Commitments and contingencies (Note 2)

Stockholders' equity:
  Common stock, par value $0.01 per share, authorized 5,000,000 shares;
     issued 2,094,468 at March 31, 2000, 2,092,333 at March 31, 1999
     and 2,094,468 shares at December 31, 1999; outstanding 2,085,464 shares at March 31, 2000, 2,086,483 shares at March 31, 1999 and
     2,085,464 shares at December 31, 1999                                         20,945                20,924              20,945
  Capital surplus                                                              12,478,090            12,486,553          12,478,090
  Retained earnings                                                             2,825,545             1,565,792           2,528,366
    Less: Employee Stock Ownership Plan shares, 15,654 shares at
      March 31, 2000, 23,396 shares at March 31, 1999, and
      15,654 shares at December 31, 1999, at cost                                (109,586)             (204,716)           (109,586)
    Less:  Treasury stock, 9,004 shares at March 31, 2000,
      5,850 shares at March 31, 1999, and 9,004 shares at
      December 31, 1999, at cost                                                  (70,989)              (28,710)            (70,989)
  Accumulated other comprehensive income (loss)                                  (390,870)              (93,990)           (388,166)
                                                                              ------------          ------------        ------------
       Total stockholders' equity                                              14,753,135            13,745,853           14,458,660
                                                                              ------------          ------------        ------------
       Total liabilities and stockholders' equity                            $142,396,318          $131,690,549         $141,770,219
                                                                              ============          ============        ============


See notes to consolidated financial statements.




                                         ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                                  Consolidated Statements of Income
                                         For the Three Months  Ended March 31, 2000 and 1999
                                                             (Unaudited)


                                                                                                     2000               1999
                                                                                                    ------             ------
Interest income
   Interest and fees on loans                                                                     $2,431,305        $2,132,158
   Interest and dividends on investment securities:
     Taxable income                                                                                  260,869           304,374
     Nontaxable income                                                                                 3,282             3,991
                                                                                                  ----------         ---------
        Total interest and dividends on investment securities                                        264,151           308,365
  Other interest income                                                                              154,629            60,103
                                                                                                  ----------         ---------
        Total interest income                                                                      2,850,085         2,500,626
                                                                                                  ----------         ---------
Interest expense
   Interest on deposits                                                                              878,991           788,475
   Interest on short-term borrowings                                                                  38,044            44,515
   Interest on long-term debt                                                                         16,481            17,382
                                                                                                  ----------         ---------
        Total interest expense                                                                       933,516           850,372
                                                                                                  ----------         ---------
Net interest income                                                                                1,916,569         1,650,254
Provision for loan losses                                                                            173,000            15,000
                                                                                                  ----------         ---------
        Net interest income after provision for loan losses                                        1,743,569         1,635,254
                                                                                                  ----------         ---------

Noninterest income
    Service charges on deposit accounts                                                              315,190           368,279
    Other income                                                                                      91,601            53,227
                                                                                                   ----------         ---------
        Total noninterest income                                                                     406,791           421,506
                                                                                                   ----------         ---------
Noninterest expense
    Salaries and employee benefits                                                                   583,199           591,456
    Occupancy and equipment expense                                                                  313,291           324,435
    Professional fees                                                                                 67,695            60,078
    Data processing fees                                                                             116,942            99,928
    Other operating expense                                                                          231,681           249,379
                                                                                                  ----------         ---------
        Total noninterest expense                                                                  1,312,808         1,325,276
                                                                                                  ----------         ---------
         Income before provision for income taxes                                                    837,552           731,484
Provision for income taxes                                                                           331,439           285,279
                                                                                                  ----------         ---------

        Net income                                                                                 $ 506,113         $ 446,205
                                                                                                  ==========         =========



Earnings per share:
        Basic earnings                                                                                $0.25              $0.22
        Diluted earnings                                                                              $0.24              $0.21

Average common shares outstanding:
        Basic                                                                                      2,069,810          2,062,966
        Diluted                                                                                    2,109,415          2,120,384



See notes to consolidated financial statements.


                                            ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                         Consolidated Statements of Changes in Stockholders' Equity
                                                Three Months Ended March 31, 2000, and 1999
                                                                (Unaudited)


                                                                                            Employee       Accumulated
                                                                                             Stock          Other
                                            Common     Capital        Retained  Treasury    Ownership    Comprehensive
                                            Stock      Surplus        Earnings   Stock        Plan       Income (loss)    Total
                                            -----      -------        --------  --------    ---------    --------------   -----



Balance at December 31, 1998               $20,918     $12,482,926   $1,325,052  $(28,710)   $(204,716)     $3,813   $13,599,283
Comprehensive income:
  Net income                                   --              --       446,205       --           --          --        446,205
  Unrealized loss on investment securities
     available for sale, net of tax            --              --           --        --           --      (97,803)      (97,803)
                                           -------     -----------    ---------  ---------    ---------    --------    ----------
        Total comprehensive income                                      446,205                            (97,803)      348,402
Dividends declared                             --              --      (205,465)      --           --          --       (205,465)
Issuance of shares under Employee
    Incentive Stock Option Plan                  6           3,627          --        --            --         --          3,633
                                           -------     -----------    ---------   ---------    ---------   --------    ----------

Balance at March 31, 1999                  $20,924     $12,486,553   $1,565,792  $(28,710)   $(204,716)   $(93,990)   $13,745,853
                                           =======    ============    =========   =========   =========    ========    ==========

Balance at December 31, 1999               $20,945     $12,478,090   $2,528,366  $(70,989)   $(109,586)  $(388,166)   $14,458,660
Comprehensive income:
  Net income                                   --              --       506,113       --           --          --        506,113
  Unrealized loss on investment securities
     available for sale, net of tax            --              --           --        --           --       (2,704)       (2,704)
                                           -------     -----------    ---------  ---------    ---------    --------   -----------
        Total comprehensive income                                      506,113                             (2,704)      503,409
Dividends declared                             --              --      (208,934)      --           --          --       (208,934)
                                           -------     -----------    ---------  ---------    ---------    --------   -----------

Balance at March 31, 2000                  $20,945     $12,478,090   $2,825,545  $(70,989)   $(109,586)  $(390,870)  $14,753,135
                                           =======     ===========   ==========  =========   ==========  ==========  ============



See notes to consolidated financial statements.



                                            ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                                   Consolidated Statements of Cash Flows
                                             For the Three Months Ended March 31, 2000 and 1999
                                                                (Unaudited)


                                                                                               2000               1999
                                                                                               ----               ----
Cash flows from Operating Activities
Net income                                                                                 $ 506,113           $ 446,205
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision  for loan losses                                                               173,000              15,000
    Depreciation and amortization                                                             89,796             118,418
    Accretion of loan discounts and fees                                                     (27,238)            (35,845)
    Accretion and amortization of investment securities
        discounts and premiums, net                                                               31               2,185
    Provision (benefit) for deferred income taxes                                              6,725             (74,646)
    Increase in other assets                                                              (1,264,063)           (240,768)
    Increase in other liabilities                                                             12,027             300,315
                                                                                          -----------          ----------
      Net cash (used in) provided by operating activities                                   (503,609)            530,864
                                                                                          -----------          ----------
Cash flows from Investing Activities
Proceeds from maturities of investment securities held to maturity                           310,000           2,300,000
Proceeds from maturities of investment securities available for sale                             --            1,000,000
Proceeds from repayment of mortgage-backed securities                                          8,956               9,765
Purchase of investment securities available for sale                                             --             (991,869)
Net (increase) decrease in interest-bearing deposits in other banks                       (1,557,508)            223,547
Net decrease (increase) in loans                                                           1,279,656          (3,959,727)
Purchase of bank premises and equipment                                                      (20,620)            (90,028)
                                                                                          -----------         -----------
      Net cash provided by (used in) investing activities                                     20,484          (1,508,312)
                                                                                          -----------         -----------
Cash flows from Financing Activities
Net (decrease) increase in transaction and savings deposits                               (1,830,161)          1,755,671
Net increase (decrease) in time deposits                                                     435,494             206,723
Net increase in short-term borrowings                                                      1,728,126             473,311
Payments on long-term debt                                                                   (17,075)            (15,533)
Proceeds from issuance of common stock, net of expenses                                          --                3,633
Cash dividends paid to common stockholders                                                  (208,934)           (205,465)
                                                                                         ------------        -----------
      Net cash provided by (used in) financing activities                                    107,450           2,218,340
                                                                                         -----------         -----------
      Net increase (decrease) in cash and cash equivalents                                  (375,675)          1,240,892
Cash and cash equivalents at beginning of year                                            10,712,933           9,629,303
                                                                                         -----------         -----------
Cash and cash equivalents at end of period                                               $10,337,258         $10,870,195
                                                                                         ===========         ===========
Supplementary disclosures:
  Interest paid on deposits and borrowings                                                 $ 904,225          $  875,427
                                                                                           =========         ===========
  Income taxes paid                                                                        $ 200,000          $  150,000
                                                                                           =========         ===========

See notes to consolidated financial statements.

                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999



1. General

     Abigail Adams National Bancorp, Inc. ( the "Company") is the parent of The Adams National Bank (the "Bank"), a bank with five full-service branches located in Washington, D.C. As used herein, the term Company includes the Bank, unless the context otherwise requires. The Company and the Bank prepare their financial statements on the accrual basis and in conformity with generally accepted accounting principals. The unaudited information at and for the three months ended March 31, 2000 and 1999 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to amounts previously reported in 1999 to conform with the 2000 presentation.

     When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue", "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

     Under the terms of an employment agreement with the current President and CEO of the Bank, the Bank is obligated to make payments totaling approximately $150,000, in the event she chooses to exercise her rights under the agreement on or before June 20, 2000. These funds are held in a grantor trust established on February 25, 1998. Under the terms of an employment agreement with the former President and CEO of the Bank, the Bank is obligated to continue her benefits to May 18, 2000.

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

     On January 23, 1996,  the Company  adopted a nonqualified  Directors  Stock
Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. All the options became fully vested in 1998. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 20,520 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $5.39 for directors and $6.34 for employees. As of March 31, 2000, 18,379 options have been exercised under these plans.

     On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. Options under both plans become fully vested in 1998 and expire not later than ten years after the date of grant. Options for a total of 27,641 shares of common stock are available for grant under the above Plans. Options totaling 25,760 were granted in 1996 at a price of $7.30 for directors and $8.59 for employees. Options totaling 1,881 were granted to employees in 1997 at prices ranging from $9.37 to $9.46. As of March 31, 2000, 7,770 options have been exercised under these plans.

     On March 29, 1996, the Company granted the former President and Chief Executive Officer a nonqualified stock option to purchase 93,750 shares at a price equal to 85% of the fair market value of the Company's common stock on the date of grant ($5.39). The option became fully vested at the time the former President and CEO left the employment of Company and the Bank. These options have not been exercised as of March 31, 2000.

     On February 15, 2000, the Company adopted a non-statutory stock option plan ( the "Stock Option Plan") to non-employee directors and key employees. A total of 20,000 shares of the Company's Common Stock are authorized for issuance under the Stock Option Plan. All options were granted at an exercise price of 85% of fair value, or $7.30. Options expire after ten years from the date of grant, or immediately upon leaving the Board. However, in the event of death or disability, options expire after two years.

     On April 16, 1996, the Company and the Bank adopted an employee stock ownership plan ("ESOP") with 401(k) provisions, replacing the Bank's former 401(k) Plan, which covered all full- time employees 21 years of age or older who have completed 500 hours of service. Participants may elect to contribute to the ESOP a portion of their salary, which may not be less than 1% nor more than 15%, of their annual salary up to $10,500 for 2000. In addition, the Bank may make a discretionary matching contribution equal to one-half of the percentage amount of the salary reduction elected by each participant (up to a maximum of 3%), which percentage will be determined each year by the Bank, and an additional discretionary contribution determined each year by the Bank. Employee contributions and the employer's matching contributions immediately vest. The initial employer's discretionary contribution was immediately vested. All future employer's discretionary contributions are vested as follows: 33 and 1/3% for one year of service; 66 and 2/3% for two years of service; 100% for three years of service, however, an employee's vested percentage will not be less than their vested percentage under the former 401(k) Plan.

5.    Year 2000 Issues

     The Company developed and implemented a plan to monitor Year 2000 computer issues. The Company did not experience any issues associated with the century date change on January 1, 2000 or any date subsequent thereto. Management will continue to monitor operations throughout the year 2000, and although no assurances can be given, it is not expected that any future adverse developments will arise with respect to Year 2000. Any additional costs associated with Year 2000 are not expected to be material.

PART I.  FINANCIAL INFORMATION (Continued)

--------------------------------------------------------------------------------
2.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations
--------------------------------------------------------------------------------

     The following discussion should be read and reviewed in conjunction Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-KSB for the year ended December 31, 1999.

Overview

     Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $142,396,000 at March 31, 2000, as compared to $141,770,000 at
December 31, 1999, an increase of $626,000 or .44%. Total loans decreased by $1,246,000 or 1.1% to $107,577,000 at March 31, 2000 from $108,823,000 at
December 31, 1999. Total deposits decreased by $1,395,000 or 1.1%, during the same period to $121,175,000. Stockholders' equity at March 31, 2000 was $14,753,000, an increase of $294,000 or 2.0 % from $14,459,000 at December 31,
1999. The book value per share of Common Stock at March 31, 2000 was $7.13, as compared to $6.98 at December 31, 1999. On March 31, 2000, dividends of $0.10 per Common Share were paid to shareholders of record on March 15, 2000.

     The Company reported net income for the first three months of 2000 of $506,000, or $0.25 per share, for an annualized return on average assets of 1.43% and an annualized return on average equity of 13.77%. Net income for the first three months of 1999 was $446,000 or $0.22 per share, with a return on assets of 1.42% and a return on equity of 13.18%. Net income compared to the first quarter 1999 increased 13.4%. Income taxes of $331,000 for the first three months of 2000 reflects a 16.2% increase over the comparable 1999 period. The increase in net interest income combined with a decrease in noninterest expense was partially offset by the increase in the provision for loan losses. The improved net earnings of the Company reflects greater profitability of the Bank's core business operations and improved operating efficiency.

Analysis of Net Interest Income

     Net interest income, the most significant component of the Company's earnings, increased by $266,000, or 16.1%, to $1,917,000 for the first three months of 2000, as compared to $1,650,000 for the comparable 1999 period. Average earning assets for the first three months of 2000 of $133,097,000 increased by $13,629,000, or 11.4%, over the comparable 1999 period. This improvement in net interest income was the result of the increase and the change in the mix of earning assets combined with a less proportionate increase in interest-bearing liabilities. Funding for earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities, and stockholders' equity. The percentage of earning assets funded by interest-bearing liabilities was 67.5% for the first three months of 2000, as compared to 70.1% for the same period in 1999. The change in the percentage of interest-bearing liabilities to earning assets had a positive effect on the net interest income in 2000, more so than the same period in 1999. The average loan portfolio for the first three months of 2000 was $105,382,000, an increase of $12,059,000 or 12.9% over the comparable 1999 period. The yield on the loan portfolio for the first quarter of 2000 was 9.25%, as compared to 9.27% for the first quarter of 1999. The average investment security portfolio for the first three months of 2000 was $16,692,000, a decrease of $4,027,000 or 19.4% from the comparable 1999 period. The yield on total earning assets was 8.59% for the first quarter of 2000, an increase of 10 basis points from the yield of 8.49% for the first quarter of 1999. Average interest bearing deposits for the first three months of 2000 were $85,147,000, an increase of $7,097,000, or 9.1%, from the comparable 1999 period. The cost of funds for the first quarter of 2000 was 4.17%, an increase of 5 basis points from the yield of 4.12% for the first quarter of 1999. These factors combined to produce a net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) of 4.42% and a net interest margin (net interest income as a percentage of average interest-earning assets) of 5.78% for the first three months of 2000, reflecting increases of 5 basis points and 17 basis points, respectively, from the same period in 1999.

Noninterest Income

     Total noninterest income for the first three months of 2000 was $407,000, a decrease of $14,700 or 3.5% from the same period in 1999. The first three months of 1999 included a one-time adjustment to ATM service fees and the recovery of legal fees from prior years totaling $62,000. Noninterest income for the first three months of 2000 included a gain on sale of $30,000 on the guaranteed portion of SBA loans totaling $1,132,000.

Noninterest Expense

     Total  noninterest   expense  for  the  first  three  months  of  2000  was
$1,313,000, a decrease of $12,500 or .94% from March 31, 1999. Salaries and benefits of $583,000 for the first three months of 2000 decreased by $8,000 or 1.4%, as compared to the first three months of 1999. Net occupancy expense of $313,000 for the first three months of 2000 reflects a decrease of $11,000, or 3.4%, from one year earlier due the costs associated with relocating the Georgetown branch in 1999. Professional fees of $68,000 for the first three months of 2000 increased by $8,000 as compared to the first three months of 1999, due to fees related to a loan portfolio review. Data processing expense of $117,000 as of March 31, 2000 increased by $17,000 or 17.0% from the prior year, due to higher transaction volume related to the growth in loans and deposits from 1999. Other operating expense of $231,000 for the first three months of 2000 decreased by $18,000 or 7.1% from the prior year, due primarily to cost controls over general expenses.

Income Tax Expense

     Income tax expense of $331,000 for the first three months of 2000 reflects an increase of $46,000 over the $285,000 tax expense recorded one year earlier, due to an increase in pretax income. The Company's effective tax rate for the first three months of 2000 was 39.6%, as compared to 39.0% for the first three months of 1999.

Analysis of Loans

     The  loan  portfolio  at  March  31,  2000  of  $107,577,000  decreased  by
$1,246,000 or 1.1%, as compared to the December 31, 1999 balance of $108,823,000. A sale totaling $1,132,000 of the SBA guaranteed portion of loans accounted in part for the decrease from year-end. New loans of $5,463,000, exclusive of short-term loans and lines of credit, were originated in the first three months of 2000. The loan to deposit ratio at March 31, 2000 was 88.8% and was unchanged from December 31, 1999, while the average loan to deposit ratio for the first three months of 2000 was 87.7%, as compared to 87.0% for the first three months of 1999.

     Loan concentrations at March 31, 2000 and December 31, 1999 are summarized as follows:

                                                Loan Concentrations
                                      At March 31, 2000 and December 31, 1999

                                                                 March 31                       Dec 31,
                                                                    2000                       1999
                                                                 --------                    --------
         Service industry                                             18%                        17%
         Commercial Real estate/finance                               57                         57
         Wholesale/retail                                             13                         14
         Other                                                        12                         12
                                                                 --------                    -------
           Total                                                     100%                       100%
                                                                 ========                    =======


Analysis of Investments

     Investment securities classified as available for sale totaling $13,401,000 decreased $4,000 from December 31, 1999, due to market value adjustments. The investment securities held to maturity of $3,041,000 decreased $314,000 from December 31, 1999, due the maturity of a municipal bond. The average combined investment security portfolio of $16,692,000 for the first three months of 2000, decreased $4,027,000 or 19.4% from the average of $20,718,000 for the first three months of 1999. The net decrease in the combined investment security portfolio was due to matured funds that were reinvested into higher yielding loans and changes in the market value of the investment securities available for sale.

     Federal funds sold of $5,050,000 at March 31, 2000, decreased $956,000 or 15.9% from $6,006,000 at December 31, 1999, due to a shift into higher yielding short-term funds. Interest- bearing deposits in other banks increased $1,557,000 or 39.9% to $5,458,000 at March 31, 2000, from $3,901,000 at December 31, 1999.

Noninterest-Earning Assets

     Cash and due from banks of $5,287,000 at March 31, 2000 increased by $580,000 from the December 31, 1999 balance of $4,707,000. This increase is due to the fluctuations in cash balances in the normal course of business for the Bank.

Deposits

     Total deposits of $121,175,000 at March 31, 2000 decreased by $1,395,000, or 1.1%, from the December 31, 1999 balance of $122,570,000. Demand deposits of $37,050,000 at March 31, 2000 reflect a $233,000, or .6%, increase from the $36,817,000 balance at December 31, 1999. Now accounts grew 26.9% or $3,230,000 to $15,218,000 at March 31, 2000, as compared to $11,988,000 at December 31,
1999. Money market accounts of $22,568,000 at March 31, 2000 decreased by $5,383,000 or 19.3% from the $27,951,000 balance reported at December 31, 1999, due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Savings deposits increased $89,000 to $3,036,000 from $2,947,000 at December 31, 1999. Certificates of deposit at March 31, 2000 of $43,302,000 increased by $435,000 from the $42,867,000 balance at December 31, 1999, with certificates of deposit with balances greater than $100,000 decreasing by $449,000 and certificates of deposit with balances under $100,000 increasing by $884,000.

     Average noninterest-bearing demand deposits for the first quarter of 2000 of $35,002,000 increased by $6,055,000, or 20.9%, from $28,947,000 for the first quarter of 1999. Average interest- bearing deposits increased by $7,097,000 or 9.1% during the same period to $85,147,000 from $78,050,000 for the comparable 1999 period. For the first quarter of 2000, average NOW accounts of $13,633,000 increased by $4,049,000, and average money market deposits of $26,386,000 increased by $985,000 over the prior year's first quarter average balances. Average certificates of deposit with balance greater than $100,000 decreased by $3,231,000 to $16,396,000 for the first quarter of 2000, as compared to the first quarter of 1999, due to the curtailment by the Bank of participation in a government sponsored deposit program. Average certificates of deposit with balances under $100,000 for the first quarter of 2000 of $25,754,000 increased by $5,267,000 over the first quarter of 1999. Average noninterest-bearing deposits to average total deposits during the first quarter of 2000 represent 41.1%, as compared to 37.1% one year earlier.

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

     During the first quarter of 2000, the Bank added $173,000 to the loan loss reserve to support the high level and complexity of commercial and commercial real estate loans in the loan portfolio, even though the level of nonperforming and classified loans has remained low. At March 31, 2000, the allowance for loan losses as a percentage of outstanding loans was 1.22%, as compared to 1.04% at December 31, 1999. Throughout this process, the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,316,000 at March 31, 2000 to be adequate.

     The table entitled "Allocation for Loan Losses" on the next page sets forth an analysis of the allocation for loan losses by categories as of March 31, 2000 and December 31, 1999.


                                      Allocation of Allowance for Loan Losses
                                      At March 31, 2000 and December 31, 1999
                                               (Dollars in thousands)

                                                    March 31,                    December 31,
                                                     2000                            1999
                                             -----------------------        ---------------------
                                             Reserve      % of loans        Reserve    % of loans
                                              Amount  to total loans         Amountto total loans
                                             -----------------------        ---------------------

  Commercial                               $   438              35.9%         $ 455           38.1%
  Real estate- commercial mortgage             684              59.2            634           55.5
  Real estate- residential mortgage             --               --              --            --
  Real estate- construction                     --               --              --            --
  Installment                                   37               2.9             21            2.8
  Unallocated                                  157               2.0             27            3.6
                                           -------            -------       -------          ------
         Total                             $ 1,316             100.0%       $ 1,137          100.0%
                                           =======            =======       =======          ======

     Transactions in the allowance for loan losses for the three months ended March 31, 2000 and 1999 are summarized as follows:

                                    Transactions in the Allowance for Loans Losses for the
                                    Three Months Ended March 31, 2000 and 1999
                                              (Dollars in thousands)

                                                                 2000                     1999
                                                                 ----                     ----
           Balance at January 1                                 $1,137                  $1,134
             Provision (benefit)                                   173                      15
             Recoveries:
               Commercial                                            4                       1
               Real estate - mortgage                               --                      --
               Installment to individuals                           10                      13
                                                                -------                  ------
                 Total recoveries                                   14                      14
             Loans charged off:
               Commercial                                           --                     (18)
               Installment to individuals                           (8)                     (5)
                                                                -------                  ------
                 Total charge-offs                                  (8)                    (23)
                                                                -------                  ------
               Net recoveries (charge-offs)                          6                      (9)
                                                                -------                  ------
           Balance at March 31                                  $1,316                  $1,140
                                                                =======                 =======
           Ratio of net (charge-offs) recoveries
             to average loans (1)                                0.006%                 ( 0.01)%
                                                                =======                 ========

(1) Ratio of net charge-offs to average loans is computed on an annualized basis for the three months ended March 31, 2000 and 1999.


Nonperforming Assets

     Nonaccrual loans at March 31, 2000 of $47,000 decreased by $23,000 from the $70,000 reported at December 31, 1999. Loans past due 90 days or more and still accruing interest increased to $145,000 at March 31, 2000 from $8,000 at December 31, 1999. There were no nonaccrual loans at March 31, 2000 guaranteed by the U.S. Small Business Administration ("SBA"). The following table presents nonperforming assets, by category, at March 31, 2000 and December 31, 1999.



                                         Analysis of Nonperforming Assets
                                     At March 31, 2000 and December 31, 1999
                                             (Dollars in thousands)

                                                              March 31,     December 31,
                                                                2000             1999
                                                             ----------     ------------
         Nonaccrual loans:
           Commercial                                            $   38           $    7
           Real estate - commercial mortgage                         --               --
           Installment - individuals                                  9               63
                                                                 ------            ------
             Total nonaccrual loans (1)                              47               70
                                                                 ------            ------
         Past due loans:
           Commercial                                                90               --
           Real estate - commercial mortgage                         --               --
           Credit Cards                                              55               --
           Installment - individuals                                 --                8
                                                                 ------            ------
          Total past due loans                                      145                8
                                                                 ------            ------
             Total nonperforming assets                           $ 192             $ 78
                                                                 ======            ======
             Total nonperforming assets exclusive of
               SBA guaranteed balances                            $ 165             $ 78
                                                                 ======            ======

         Ratio of nonperforming assets to gross loans              .18%             .07%
         Ratio of nonperforming assets to total assets             .14%             .06%
         Allowance for loan losses to nonperforming assets         684%            1455%
         Ratio of net recoveries (charge-offs) to average loans   .006%           (.09)%



Potential Problem Loans

     At March 31, 2000 and December 31, 1999, respectively, loans totaling $1,005,000 and $2,125,000 were classified as potential problem loans, which are not reported in the table entitled "Analysis of Nonperforming Assets." These loans were made to borrowers who subsequently experienced financial difficulties. These loans are subject to management's attention and their classification is reviewed on a quarterly basis. Of the problem loans at March 31, 2000, $27,000 are guaranteed by the SBA.


Interest Rate Sensitivity

     Through the Bank's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to fluctuations in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The company manages its interest rate risk sensitivity through the use of a simulation model that project the impact of rate shocks, rate cycles and rate forecast risk estimates on the net interest income and economic value of equity. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift up or down parallel to its beginning position. This simulation provides a test for embedded interest rate risk estimates and other factors such as prepayments, repricing limits, and decay factors. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis, the net interest income and the economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment.

Liquidity and Capital Resources

Liquidity

     Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale investment security portfolio and short-term loans. In addition to $15,796,000 in cash and short-term investments at March 31, 2000, the Company has an investment securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At March 31, 2000, the Company had $11,337,000 in unpledged securities which were available for such use. As a percentage of total assets, the amount of these cash equivalent assets at March 31, 2000 and December 31, 1999 was 19% and 19%, respectively. The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 representing 86% of average total deposits for the three months ended March 31, 2000, and 82% of average total deposits for the three months ended March 31, 1999. In addition, the Bank has unsecured line of credit from a correspondent financial institution which can provide up to an additional $3,000,000 in liquidity, as well as, access to other collateralized borrowing programs. The Company maintained an average loan to deposit ratio of 87.7% and 87.0% for the first quarter of 2000 and 1999, respectively.

     Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank has $941,000 in long-term borrowings at March 31, 2000, a decrease of $66,000 from the balance at March 31, 1999 of $1,007,000. The outstanding balances of the loans pledged as collateral for long-term borrowings, as well as, future borrowings from the FHLB at March 31, 2000 and 1999 was $1,539,000 and $2,935,000, respectively. The Bank is eligible to borrow up to approximately $16,164,000 in funds from the FHLB collateralized by loans secured by first liens on one-to-four family or multifamily dwellings and commercial mortgages, as well as, investment securities. The Company has adequate resources to meet its liquidity needs.

Stockholders' Equity

     Stockholders' equity at March 31, 2000 of $14,753,000 increased by $294,000 from December 31, 1999. The net income of $506,000 for the first three months of 2000, offset with an unrealized loss on investment securities of $3,000 and the dividends paid in the first quarter of $209,000, accounted for the increase. Average stockholders' equity as a percentage of average total assets for 2000 was 10.5%, as compared to 10.8% for the comparable prior year period. Book value per share was $7.13 at March 31, 2000, compared to $6.66 at March 31, 1999.

     The table below presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at March 31, 2000 and 1999. At March 31, 2000 and 1999, both the Company and the Bank were considered "well-capitalized."



                                                 Bank                      Company            Minimum Capital
                                           Amount       Ratio        Amount       Ratio         Requirements
                                          -------------------        ------------------        --------------
                                                                           (Dollars in thousands)

March 31, 2000:
         Leverage ratio                  $ 14,194     10.12%       $ 15,144       10.80%           4.00%
         Tier 1 risk-based ratio           14,194     12.15          15,144       12.98            4.00
         Total risk-based ratio            15,511     13.28          16,461       14.11            8.00

March 31, 1999:
         Leverage ratio                  $ 12,498      9.85%       $ 13,840       10.90%           4.00%
         Tier 1 risk-based ratio           12,498     12.03          13,840       13.28            4.00
         Total risk-based ratio            13,637     13.13          14,979       14.37            8.00



Factors Affecting Future Results

     In addition to historical information, this Form 10-QSB includes certain forward looking statements based on current management expectations which involve risks and uncertainties such as statements of the Company's plans, expectations and unknown outcomes. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in ownership status resulting in the loss of eligibility for participation in government and corporate programs for minority and women-owned banks, uncertainties with respect to costs which the Company may incur as result of litigation against the Company, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

                                    PART II.


Item 1 - Legal Proceedings

     The Company and the Bank are defendants in litigation and claims arising in the normal course of business. Based upon consultation with legal counsel, management is of the opinion that the outcome of pending and threatened litigation will not have a material effect on the Company's consolidated financial statements.

Item 2 - Changes in Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to Vote of Security Holders

         The Company did not conduct a solicitation of its security holders during the period under report.

Item 5 - Other Matters

         None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

27                             Financial Data Schedule


(b) On October 1, 1999, the Company filed a current report on Form 8-K to report that it changed its outside auditing firm from Arthur Andersen LLP to Keller Bruner & Company.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ABIGAIL ADAMS NATIONAL BANCORP, INC.

                                         Registrant


Date: May 12, 2000                        /s/ Jeanne D. Hubbard
                                          ----------------------
                                              Jeanne  D. Hubbard
                                              Chairwoman of the Board,
                                              President and Director
                                              (Principal Executive Officer)