Form 10QSB
period 2000-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2000-08-11
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 2000
                                   -------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------   ------------------

         Commission file number   0-10971
                                ---------

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
   -------------------------------------------------------------------------

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


                                  202-466-4090
 ------------------------------------------------------------------------------
                  Issuer's telephone number including area code

                                      N / A
 -------------------------------------------------------------------------------
       Former name, address, and fiscal year, if changes since last report

     Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     State the number of shares outstanding of each of the issuer's classes of common equity as of August 7, 2000:

      2,179,214 shares of Common Stock, Par Value $0.01/share
  Transitional Small Business Disclosure Format (check one): Yes    No X
                                                             ----   ----

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                       PAGE
------------------------------                                       ----

 Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheets                                   2
          Consolidated Statements of Income                             3
          Consolidated Statements of Changes in Stockholder's Equity    4
          Consolidated Statements of Cash Flows                         5
          Notes to Consolidated Financial Statements                    6-9

 Item 2 - Management's Discussion and Analysis                          10-18


PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                             19

 Item 4 - Submission of Matters to Vote of Securities Holders           19

 Item 5 - Other Matters                                                 20

 Item 6 - Exhibits and Reports on Form 8-K                              20

Signatures                                                              20

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                  June 30, 2000 and 1999 and December 31, 1999
                                   (Unaudited)


                                                                                  June 30,           June 30,           Dec 31,
                                                                                   2000               1999               1999
                                                                             ----------------      -------------   ---------------
Assets
Cash and due from banks                                                         $ 4,958,942       $ 4,321,188        $ 4,707,226
Federal funds sold                                                                6,097,504         3,558,000          6,005,707
Interest-bearing deposits in other banks                                          10,350,108        6,348,748          3,900,891
Investment securities available for sale at fair value                            13,384,291       11,100,296         13,405,857
Investment securities held to maturity (market value of $2,955,585 at June 30, 2000, $5,941,224 at June 30, 1999 and $3,277,934
   at December 31, 1999                                                            3,033,578        5,959,230          3,355,421
Loans (net of deferred fees and unearned discounts)                              110,943,067       98,941,793        108,823,012
   Less: allowance for loan losses                                                (1,401,621)      (1,159,412)        (1,137,009)
                                                                                --------------    -------------    ---------------
      Loans, net                                                                 109,541,446       97,782,381        107,686,003
                                                                                 -------------     ------------    ---------------

Bank premises and equipment, net                                                     884,114        1,060,934            978,858
Other assets                                                                       1,803,912        1,665,571          1,730,256
                                                                                --------------     ------------     --------------
      Total assets                                                               $150,053,895    $131,796,348       $141,770,219
                                                                                =============    =============      ============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
     Noninterest-bearing deposits                                                $ 37,218,963     $ 31,548,866       $ 36,816,624
     Interest-bearing deposits                                                     92,257,326       81,879,155         85,753,275
                                                                                --------------   -------------      -------------
       Total deposits                                                             129,476,289      113,428,021        122,569,899
                                                                                 -------------    ------------       ------------

  Short-term borrowings                                                             3,861,258        2,766,408          3,193,166
  Long-term debt                                                                      923,749          991,271            958,309
  Other liabilities                                                                   180,415          712,521            590,185
                                                                                ---------------   --------------     --------------
       Total liabilities                                                          134,441,711      117,898,221        127,311,559
                                                                                ---------------   --------------     --------------

Commitments and contingencies (Note 2)

Stockholders' equity:
  Common stock, par value $0.01 per share,  authorized 5,000,000 shares;  issued
     2,188,218 at June 30, 2000, 2,094,468 at June 30, 1999 and 2,094,468 shares at  December  31,  1999;  outstanding  2,179,214  shares at June 30,  2000,
     2,085,274 shares at June 30, 1999 and
     2,085,464 shares at December 31, 1999                                              21,882           20,945            20,945
  Capital surplus                                                                   12,982,402       12,503,895        12,478,090
  Retained earnings                                                                  3,189,409        1,836,146         2,528,366
    Less: Employee Stock Ownership Plan shares, 15,654 shares at
      June 30, 2000, 23,396 shares at June 30, 1999, and
      15,654 shares at December 31, 1999, at cost                                     (109,586)        (204,716)         (109,586)
    Less:  Treasury stock, 9,004 shares at June 30, 2000,
      5,850 shares at June 30, 1999, and 9,004 shares at
      December 31, 1999, at cost                                                       (70,989)          (28,710)         (70,989)
  Accumulated other comprehensive income (loss)                                       (400,934)         (229,433)        (388,166)
                                                                                ----------------      ---------------   -----------
       Total stockholders' equity                                                    15,612,184        13,898,127       14,458,660
                                                                                  --------------       --------------  -----------
       Total liabilities and stockholders' equity                                  $150,053,895      $131,796,348     $141,770,219
                                                                                   =============     ============     ============


See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                  For the Periods Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                            For the three months           For the six months
                                                                             Ended June 30,                 Ended June 30,
                                                                           2000          1999            2000           1999
                                                                         ------        ------           ------         ------

Interest income
  Interest and fees on loans                                          $2,530,949     $2,299,912           $4,962,254      $4,432,069
  Interest and dividends on investment securities:
    Taxable income                                                       260,451        261,226         521,320         565,600
    Nontaxable income                                                          0          3,991                3,282           7,982
  Other interest income                                                  164,170         81,307              318,800         141,411
                                                                     -----------   ------------           -----------    -----------
        Total interest income                                          2,955,570      2,646,436            5,805,656       5,147,062
                                                                      ----------     ----------           -----------     ----------
Interest expense
  Interest on deposits                                                   871,886        754,888            1,750,877       1,543,362
  Interest on short-term borrowings                                       45,175         47,618               83,219          92,133
  Interest on long-term debt                                              16,344          17,615              32,826          34,998
                                                                    ------------    ------------        -------------   ------------
        Total interest expense                                           933,405        820,121            1,866,922       1,670,493
                                                                     -----------    -----------           -----------     ----------
  Net interest income                                                  2,022,165      1,826,315            3,938,734       3,476,569
  Provision for loan losses                                              140,000        15,000               313,000          30,000
                                                                    ------------   ------------           -----------   ------------
        Net interest income after provision for loan losses            1,882,165      1,811,315            3,625,734       3,446,569
Noninterest income
  Service charges on deposit accounts                                    325,129        329,614              640,319         697,892
  Other income                                                           138,299         45,705              229,900          98,932
                                                                    ------------   ------------          ------------   ------------
        Total noninterest income                                         463,428        375,319              870,219         796,824
                                                                    ------------    -----------          ------------    -----------
Noninterest expense
  Salaries and employee benefits                                         581,030        592,575            1,164,229       1,184,031
  Occupancy and equipment expense                                        312,810        328,281              626,101         652,716
  Professional fees                                                      100,449         69,799              168,144         129,877
  Data processing fees                                                   118,333        133,133              235,275         233,060
  Other operating expense                                                265,827        277,445              497,508         526,824
                                                                     -----------    -----------          ------------    -----------
  Total noninterest expense                                            1,378,449      1,401,233            2,691,257       2,726,508
                                                                      ----------     ----------           -----------     ----------
   Income before provision for income taxes                              967,144        785,401            1,804,696       1,516,885
  Provision for income taxes                                             384,973        306,306              716,413         591,585
                                                                     -----------    -----------          ------------    -----------
        Net income                                                   $   582,171     $  479,095          $ 1,088,283      $  925,300
                                                                     ===========     ==========          ============     ==========





Earnings per share:
        Basic earnings                                                     $0.27          $0.23                $0.51          $0.45
        Diluted earnings                                                   $0.27          $0.23                $0.51          $0.44

Average common shares outstanding:
        Basic                                                          2,187,600      2,064,296             2,116,685      2,063,635
        Diluted                                                        2,198,060      2,117,054             2,141,718      2,118,710



See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                    Six Months Ended June 30, 2000, and 1999
                                   (Unaudited)


                                                                                                 Employee     Accumulated
                                                                                                 Stock        Other
                                          Common     Capital        Retained       Treasury     Ownership    Comprehensive
                                           Stock     Surplus        Earnings        Stock         Plan       Income (loss)    Total
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1998              $20,918     $12,482,926   $1,325,052  $(28,710)    $(204,716)    $3,813       $13,599,283
Comprehensive income:
  Net income                                  --              --       925,300        --            --          --          925,300
  Unrealized loss on investment securities
     available for sale, net of tax           --              --            --        --            --     (233,246)       (233,246)
                                                                                                                          ---------
         Total comprehensive income                                                                           692,054
Dividends declared                            --              --      (414,206)       --            --          --         (414,206)
Issuance of shares under Employee
    Incentive Stock Option Plan                27          20,969           --        --            --          --           20,996
                                       ------------ -------------------------------------------------------------------------------

Balance at June 30, 1999                  $20,945     $12,503,895   $1,836,146  $(28,710)    $(204,716)  $(229,433)     $13,898,127
                                         ========     ===========   =========== ==========    ==========  ==========    ===========


Balance at December 31, 1999              $20,945     $12,478,090   $2,528,366  $ (70,989)   $(109,586)  $(388,166)     $14,458,660
Comprehensive income:
  Net income                                   --              --    1,088,283         --           --          --        1,088,283
  Unrealized loss on investment securities
     available for sale, net of tax            --              --           --         --           --     (12,768)         (12,768)
                                                                                                                         -----------
         Total comprehensive income                                                                                       1,075,515
Dividends declared                             --              --    (427,240)         --           --          --         (427,240)
Issuance of shares under Employee
   Incentive Stock Option Plan                937         504,312           --         --           --          --          505,249
                                          ------------------------------------------------------------------------------------------
Balance at June 30, 2000                  $21,882     $12,982,402   $3,189,409  $ (70,989)   $(109,586)   $(400,934)    $15,612,184
                                          =======     ===========   ===========  =========   ==========   ==========    ===========




See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                                                        2000                 1999
                                                                                                     --------             --------
Cash flows from Operating Activities:
Net income                                                                                        $ 1,088,283            $ 925,300

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Provision  for loan losses                                                                        313,000               30,000
    Depreciation and amortization                                                                     178,431              243,104
    Accretion of loan discounts and fees                                                                                   (59,814)
    (106,866)
    Accretion and amortization of investment securities
        discounts and premiums, net                                                                        62                3,610
    Benefit for deferred income taxes                                                                 (47,703)            (241,765)
    Increase in other assets                                                                          (25,953)             (20,703)
    Decrease in other liabilities                                                                    (406,054)             (82,936)
                                                                                                 -------------          ------------
      Net cash  provided by operating activities                                                     1,040,252             749,744
                                                                                                  ------------           -----------

Cash flows from Investing Activities
Proceeds from maturities of investment securities held to maturity                                    310,000             6,300,000
Proceeds from repayment of mortgage-backed securities                                                  16,863                25,704
Purchase of investment securities available for sale                                                       --            (1,983,744)
Net increase in interest-bearing deposits in other banks                                           (6,449,217)           (4,534,664)
Net increase in loans                                                                              (2,108,629)           (4,619,897)
Purchase of bank premises and equipment                                                               (83,686)             (144,210)
                                                                                                --------------         -------------
      Net cash used in investing activities                                                        (8,314,669)           (4,956,811)
                                                                                                 -------------           -----------

Cash flows from Financing Activities
Net increase in transaction and savings deposits                                                    4,314,637               545,938
Net increase in time deposits                                                                       2,591,753             4,216,996
Net increase (decrease) in short-term borrowings                                                      668,092            (1,881,332)
Payments on long-term debt                                                                            (34,560)              (31,440)
Proceeds from issuance of common stock, net of expenses                                               505,249                20,996
Cash dividends paid to common stockholders                                                           (427,240)             (414,206)
                                                                                                 -------------         -------------
      Net cash provided by financing activities                                                     7,617,931             2,456,952
                                                                                                 -------------         ------------
      Net increase (decrease) in cash and cash equivalents                                            343,514            (1,750,115)
Cash and cash equivalents at beginning of year                                                     10,712,933             9,629,303
                                                                                                  ------------          ------------
Cash and cash equivalents at end of period                                                       $ 11,056,446           $ 7,879,188
                                                                                                 =============          ===========

Supplementary disclosures:
  Interest paid on deposits and borrowings                                                         $1,864,338           $ 1,685,871
                                                                                                   ===========          ===========
  Income taxes paid                                                                             $   1,060,000          $    685,000
                                                                                                ==============         ============

See notes to consolidated financial statements.

                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999



     1. General Abigail Adams National Bancorp, Inc. ( the "Company") is the parent of The Adams National Bank (the "Bank"), a bank with five full-service branches located in Washington, D.C. As used herein, the term Company includes the Bank, unless the context otherwise requires. The Company and the Bank prepare their financial statements on the accrual basis and in conformity with generally accepted accounting principals. The unaudited information at and for the three month and six month periods ended June 30, 2000 and 1999 furnished herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal and recurring nature. Certain reclassifications have been made to amounts previously reported in 1999 to conform with the 2000 presentation.

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

     Under the terms of an employment agreement with the current President and CEO of the Bank, the Bank is obligated to make payments totaling approximately $150,000, in the event she chooses to exercise her rights under the agreement on or before July 31, 2000. These funds are held in a grantor trust established on February 25, 1998.

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

     On January 23, 1996,  the Company  adopted a nonqualified  Directors  Stock
Option Plan (the "Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "Employee Plan"), which were approved by the shareholders on October 15, 1996. Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. All the options became fully vested in 1998. Options under the Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant and are immediately exercisable. Options under both plans expire not later than ten years after the date of grant. Options for a total of 20,520 shares of common stock available for grant under the above Plans were granted in 1996 at a price of $5.39 for directors and $6.34 for employees. As of June 30, 2000, 18,379 options have been exercised under these plans.

     On November 19, 1996, the Company adopted a nonqualified Directors Stock Option Plan (the "1996 Directors Plan") and a qualified Employee Incentive Stock Option Plan covering key employees (the "1996 Employee Plan"). Shares subject to options under these plans may be authorized but unissued shares or treasury shares. Options under the 1996 Directors Plan are granted at a price not less than 85% of the fair market value of the Company's common stock on the date of grant. Options under the 1996 Employee Plan are granted at a price of 100% of the fair market value of the Company's common stock on the date of grant. Options under both plans become fully vested in 1998 and expire not later than ten years after the date of grant. Options for a total of 27,641 shares of common stock are available for grant under the above Plans. Options totaling 25,760 were granted in 1996 at a price of $7.30 for directors and $8.59 for employees. Options totaling 1,881 were granted to employees in 1997 at prices ranging from $9.37 to $9.46. As of June 30, 2000, 7,770 options have been exercised under these plans.

     On March 29, 1996, the Company granted the former President and Chief Executive Officer a nonqualified stock option to purchase 93,750 shares at a price equal to 85% of the fair market value of the Company's common stock on the date of grant ($5.39). The option became fully vested at the time the former President and CEO left the employment of Company and the Bank. These options were exercised on April 27, 2000.

     On February 15, 2000, the Company adopted a non-statutory stock option plan ( the "Stock Option Plan") to non-employee directors and key employees. A total of 20,000 shares of the Company's Common Stock are authorized for issuance under the Stock Option Plan. All options were granted at an exercise price of 85% of fair value, or $7.30. Options expire after ten years from the date of grant, or immediately upon leaving the Board. However, in the event of death or disability, options expire after two years. These options have not been exercised as of June 30, 2000.

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

PART I.  FINANCIAL INFORMATION (Continued)
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
     The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-KSB for the year ended December 31, 1999.

 Overview

     Total assets of Abigail Adams National Bancorp, Inc. and subsidiary (the "Company") were $150,054,000 at June 30, 2000, as compared to $141,770,000 at
December 31, 1999 and $131,796,000 at June 30, 1999. Total loans increased by $2,120,000 or 1.95% to $110,943,000 at June 30, 2000 from $108,823,000 at
December 31, 1999 and increased by $12,001,000 or 12.13%, as compared to June 30, 1999. Total deposits of $129,476,000 at June 30, 2000 increased by $6,906,000 or 5.6% from the December 31, 1999 balance of $122,570,000 and increased by $16,048,000 or 14.2% from the June 30, 1999 balance of $113,428,000. Stockholders' equity at June 30, 2000 was $15,612,000, an increase of $1,153,000 or 8.0 % from $14,459,000 at December 31, 1999 and an increase of $1,714,000 or 12.3% from $13,898,000 at June 30, 1999. The book value per share of Common Stock at June 30, 2000 was $7.22, as compared to $6.98 at December 31, 1999 and $6.73 at June 30, 1999. On June 30, 2000, dividends of $0.10 per Common Share were paid to shareholders of record on June 15, 2000.

     The Company reported net income for the three months ended June 30, 2000 of $582,000, or $0.27 per share, for an annualized return on average assets of 1.63% and an annualized return on average equity of 15.15%. Net income for the three months ended June 30, 1999 was $479,000 or $0.23 per share, with a return on average assets of 1.51% and a return on average equity of 13.82%. Net income for the second quarter of the current year increased 21.5%, as compared to the same period in 1999.

     The Company reported net income for the first six months of 2000 of $1,088,000, or $0.51 per share, for an annualized return on average assets of 1.54% and an annualized return on average equity of 14.47%. Net income for the first six months of 1999 was $925,000 or $0.45 per share, with a return on assets of 1.47% and a return on equity of 13.50%. Net income for the first six months of the current year increased 17.6%, as compared to the same period in 1999. Income taxes of $716,000 for the first six months of 2000 reflects a 21.1% increase over the comparable 1999 period. An increase in net interest income combined with an increase in noninterest income and a decrease in noninterest expense was partially offset by the increase in the provision for loan losses. The improved net earnings of the Company reflects greater profitability of the Bank's core business operations and improved operating efficiency.

Analysis of Net Interest Income

     Net interest income, the most significant component of the Company's earnings, increased by $196,000, or 10.7%, to $2,022,000 for the three months ended June 30, 2000, as compared to $1,826,000 for the comparable 1999 period. Average earning assets for the second quarter of 2000 of $135,912,000 increased by $14,752,000, or 10.9%, over the comparable 1999 period. Average interest bearing liabilities for the second quarter of 2000 of $88,906,000 increased by $7,429,000, or 9.1%, over the comparable 1999 period. The yield on total earning assets was 8.72% for the second quarter of 2000, a decrease of 4 basis points from the yield of 8.76% for the second quarter of 1999, due to the higher loan fee income recognized during the second quarter of 1999, as compared to the same period in 2000. The cost of funds for the second quarter of 2000 was 4.21%, an increase of 17 basis points from the yield of 4.04% for the second quarter of 1999, due to the higher yields on deposits resulting from the rise in interest rates. The net interest margin (net interest income as a percentage of average interest-earning assets) was 5.97% for the second quarter of 2000, as compared to 6.05% for the same period in 1999, a decrease of 8 basis points. The net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) was 4.51% for the second quarter of 2000, as compared to 4.72% for the second quarter of 1999, a decrease of 21 basis points.

     Net interest income for the first six months of 2000 increased by $462,000, or 13.3%, to $3,939,000, as compared to $3,477,000 for the comparable 1999 period. Average earning assets for the first six months of 2000 of $134,505,000 increased by $13,909,000, or 11.5%, over the comparable 1999 period. The improvement in net interest income was the result of the increase in average earning assets and the change in the mix of earning assets to higher yielding loans combined with a less proportionate increase in interest-bearing liabilities. Funding for earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities, and stockholders' equity. The percentage of earning assets funded by interest-bearing liabilities was 67.5% for the first six months of 2000, as compared to 68.0% for the same period in 1999. The change in the percentage of interest- bearing liabilities to earning assets had a positive effect on the net interest income in 2000. The average loan portfolio for the first six months of 2000 was $107,137,000, an increase of $11,626,000 or 12.2% over the comparable 1999 period. The yield on the loan portfolio for the first six months of 2000 was 9.29%, down 7 basis point from the first six months of 1999, due to higher loan fee income in 1999. The average investment security portfolio for the first six months of 2000 was $16,547,000, a decrease of $2,605,000 or 13.6% from the comparable 1999 period. The yield on total earning assets was 8.66% for the first six months of 2000, an increase of 5 basis points from the yield of 8.61% for the first six months of 1999. Average interest bearing deposits for the first six months of 2000 were $84,315,000, an increase of $7,560,000, or 9.8%, from the comparable 1999 period. The cost of funds for the first six months of 2000 was 4.19%, an increase of 10 basis points from the yield of 4.09% for the first six months of 1999. These factors combined to produce a net interest spread of 4.47% and a net interest margin of 5.87% for the first six months of 2000, reflecting a decrease of 6 basis points in net interest spread and an increase of 6 basis points in net interest margin, from the same period in 1999.

Noninterest Income

     Total noninterest income for the three months ended June 30, 2000 was $463,000, an increase of $88,000 or 23.5% compared to the second quarter of 1999. Noninterest income for the second quarter of 2000 included a $16,000 gain on the sale of the guaranteed portion of a SBA loan totaling $416,000.

     Total noninterest income for the first six months of 2000 was $870,000, an increase of $73,000 or 9.2% from the same period in 1999. Noninterest income for the first six months of 2000 included a $46,000 gain on the sale of the guaranteed portion of SBA loans totaling $1,473,000.

Noninterest Expense

     Total noninterest expense for the three months ended June 30, 2000 was $1,378,000, a decrease of $23,000 or 1.6% as compared to the second quarter of 1999. Salaries and benefits of $581,000 for the second quarter of 2000 decreased by $12,000 or 1.9%, as compared to the second quarter of 1999. Net occupancy expense of $313,000 for the second quarter of 2000 reflects a decrease of $15,000, or 4.7%, from the same period one year earlier, due to the costs associated with relocating the Georgetown branch in 1999. Professional fees of $100,000 for the three months ended June 30, 2000 increased by $31,000, or 43.9% as compared to the second quarter of 1999, due an increase in legal fees. Data processing expense of $118,000 for the second quarter of 2000 decreased by $15,000 or 11.1%, compared to the second quarter of 1999, which reflects the cost savings resulting from performing the back office functions in-house, as compared to the outsourcing of the backoffice function in 1999. Other operating expense of $266,000 for the second quarter of 2000 decreased by $12,000 or 4.2% from the second quarter of 1999.

     Total noninterest expense for the first six months of 2000 was $2,691,000, a decrease of $35,000 or 1.3% from June 30, 1999. Salaries and benefits of $1,164,000 for the first six months of 2000 decreased by $20,000 or 1.7%, as compared to the first six months of 1999. Net occupancy expense of $626,000 for the first six months of 2000 reflects a decrease of $27,000, or 4.1%, from the same period one year earlier, due to the costs associated with relocating the Georgetown branch in 1999. Professional fees of $168,000 for the first six months of 2000 increased by $38,000, as compared to the first six months of 1999, due to fees related to a loan portfolio review and legal fees. Data processing expense of $235,000 as of June 30, 2000 increased slightly by $2,000 from the prior year. Other operating expense of $498,000 for the first six months of 2000 decreased by $29,000 or 5.6% from the prior year, due primarily to cost controls over general expenses.

Income Tax Expense

     Income tax expense of $385,000 for the three months ended June 30, 2000 reflects an increase of $79,000 over the $306,000 income tax expense recorded for the three months ended June 30, 1999, due to the increase in pretax income. The Company's effective tax rate for the second quarter of 2000 was 39.8%, as compared to 39.0% for the second quarter of 1999.

     Income tax expense of $716,000 for the first six months of 2000 increased $124,000 over the $592,000 income tax expense recorded one year earlier, due to the increase in pretax income. The Company's effective tax rate for the first six months of 2000 was 39.7%, as compared to 39.0% for the first six months of 1999.

Analysis of Loans

     The loan portfolio at June 30, 2000 of $110,943,000 increased by $2,120,000 or 1.95%, as compared to the December 31, 1999 balance of $108,823,000. The guaranteed portion of SBA loans totaling $1,473,000 were sold during the first six months of 2000. New loans of $17,101,000, exclusive of short-term loans and lines of credit, were originated in the first six months of 2000. The loan to deposit ratio at June 30, 2000 was 85.7% and was 308 basis points less than the December 31, 1999 ratio of 88.8%. The average loan to deposit ratio for the first six months of 2000 was 88.7% and was unchanged from the first six months of 1999.

Loan concentrations at June 30, 2000 and December 31, 1999 are summarized as follows:

                               Loan Concentrations
                     At June 30, 2000 and December 31, 1999

                                       June 30                      Dec 31
                                        2000                       1999
                                      ---------                   -------
Service industry                         19%                        17%
Commercial real estate/finance           56                         57
Wholesale/retail                         13                         14
Other                                    12                         12
                                       ------                     -----
Total                                   100%                        100%
                                       =====                       ====

Analysis of Investments

     Investment securities classified as available for sale totaling $13,384,000 decreased $22,000 from December 31, 1999, due to amortization of premiums and market value adjustments. The investment securities held to maturity of $3,034,000 decreased $322,000 from December 31, 1999, due the maturity of a municipal bond and the amortization of premiums. The average combined investment security portfolio of $16,547,000 for the first six months of 2000, decreased $2,605,000 or 13.6% from the average of $19,152,000 for the first six months of 1999. The net decrease in the combined investment security portfolio was due to matured funds that were reinvested into higher yielding loans and changes in the market value of the investment securities available for sale.

     Federal funds sold of $6,098,000 at June 30, 2000, increased $92,000 or 1.5% from $6,006,000 at December 31, 1999. Interest-bearing deposits in other banks increased $6,449,000 or 165.3% to $10,350,000 at June 30, 2000, from
$3,901,000 at December 31, 1999.

Noninterest-Earning Assets

     Cash and due from banks of $4,959,000 at June 30, 2000 increased by $252,000 from the December 31, 1999 balance of $4,707,000. This increase is due to the fluctuations in cash balances in the normal course of business for the Bank.

Deposits

     Total deposits of $129,476,000 at June 30, 2000 increased by $6,906,000, or 5.6%, from the December 31, 1999 balance of $122,570,000. Demand deposits of $37,219,000 at June 30, 2000 reflect a $402,000, or 1.1%, increase from the
$36,817,000 balance at December 31, 1999. NOW accounts grew 83.6% or $10,027,000 to  $22,015,000  at June 30, 2000,  as compared to  $11,988,000  at December 31,
1999. Money market accounts of $21,589,000 at June 30, 2000 decreased by $6,362,000 or 22.8% from the $27,951,000 balance reported at December 31, 1999, due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Savings deposits increased $248,000 to $3,195,000 from $2,947,000 at December 31, 1999. Certificates of deposit at June 30, 2000 of $45,459,000 increased by $2,592,000 from the $42,867,000 balance at December 31, 1999, with certificates of deposit with balances greater than $100,000 increasing by $2,340,000 and certificates of deposit with balances under $100,000 increasing by $252,000.

     Average noninterest-bearing demand deposits for the first six months of 2000 of $36,545,000 increased by $6,146,000, or 20.2%, from $30,399,000 for the first six of 1999. Average interest-bearing deposits increased by $7,560,000 or 9.8% during the same period to $84,315,000 from $76,755,000 for the comparable 1999 period. For the first six months of 2000, average NOW accounts of $14,946,000 increased by $5,265,000, and average money market deposits of $23,644,000 decreased by $900,000 over the prior year's six month average balances. Average certificates of deposit with balance greater than $100,000 decreased by $1,565,000 to $17,321,000 for the first six months of 2000, as compared to the first six months of 1999, due to the curtailment by the Bank of participation in a government sponsored deposit program. Average certificates of deposit with balances under $100,000 for the first six months of 2000 of $25,398,000 increased by $4,676,000 for the same period in 1999. Average noninterest-bearing deposits to average total deposits during the first six months of 2000 represent 30.2%, as compared to 28.4% one year earlier.

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

     During the first six months of 2000, the Bank added $313,000 to the loan loss reserve to support the high level and complexity of commercial and commercial real estate loans in the loan portfolio, even though the level of nonperforming and classified loans has remained low. At June 30, 2000, the allowance for loan losses as a percentage of outstanding loans was 1.26%, as compared to 1.04% at December 31, 1999. Throughout this process, the Company continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,402,000 at June 30, 2000 to be adequate.

     The table entitled "Allocation for Loan Losses" on the next page sets forth an analysis of the allocation for loan losses by categories as of June 30, 2000 and December 31, 1999.

                                      Allocation of Allowance for Loan Losses
                                      At June 30, 2000 and December 31, 1999
                                              (Dollars in thousands)

                                                      June 30,                   December 31,
                                                      2000                            1999
                                            -----------------------------------------------------
                                             Reserve      % of loans        Reserve    % of loans
                                              Amount  to total loans         Amountto total loans

  Commercial                               $   540              39.4%         $ 455           38.1%
  Real estate- commercial mortgage             777              58.6            634           55.5
  Real estate- residential mortgage             --              --              --             --
  Real estate- construction                     --              --              --             --
  Installment                                   70              1.9              21            2.8
  Unallocated                                   15               .1              27            3.6
                                          ----------         -------         -------         ------
         Total                             $ 1,402            100.0%        $ 1,137          100.0%
                                           =========          ======         =======         ======


Transactions in the allowance for loan losses for the six months ended June 30, 2000 and 1999 are summarized as follows:

             Transactions in the Allowance for Loans Losses for the
                     Six Months Ended June 30, 2000 and 1999
                             (Dollars in thousands)

                                                             2000                     1999
                                                               --------                 ------
           Balance at January 1                                  $1,137                  $1,134
             Provision (benefit)                                    313                      30
             Recoveries:
               Commercial                                             5                       2
               Real estate - mortgage                                --                      --
               Installment to individuals                            12                      17
                                                                  -----                    -----
                 Total recoveries                                    17                      19
                                                                  -----                    -----
             Loans charged off:
               Commercial                                           --                      (19)
               Installment to individuals                          (65)                      (5)
                                                              ---------                   ------
                 Total charge-offs                                 (65)                     (24)
                                                              ---------                  -------
               Net recoveries (charge-offs)                        (48)                      (5)
                                                              ---------                  -------
           Balance at June 30                                   $1,402                   $1,159
                                                                =======                  ======
           Ratio of net (charge-offs) recoveries
             to average loans (1)                               (0.05)%                  ( 0.01)%
                                                               ========                 =========

     (1) Ratio of net charge-offs to average loans is computed on an annualized basis for the six months ended June 30, 2000 and 1999.


Nonperforming Assets

     Nonaccrual loans at June 30, 2000 of $194,000 increased by $124,000 from the $70,000 reported at December 31, 1999. Loans past due 90 days or more and still accruing interest increased to $36,000 at June 30, 2000 from $8,000 at December 31, 1999. There was one nonaccrual loan at

June 30, 2000  guaranteed  by the U.S.  Small  Business  Administration  ("SBA")
totaling  $28,000.  The  following  table  presents   nonperforming  assets,  by
category, at June 30, 2000 and December 31, 1999.


                                         Analysis of Nonperforming Assets
                                      At June 30, 2000 and December 31, 1999
                                             (Dollars in thousands)

                                                              June 30,      December 31,
                                                               2000             1999
                                                            -----------      --------
         Nonaccrual loans:
           Commercial                                             $ 194           $    7
           Real estate - commercial mortgage                         --               --
           Installment - individuals                                 --               63
                                                                -------            -----
             Total nonaccrual loans (1)                             194               70
                                                                 ------            -----
         Past due loans:
           Commercial                                                36               --
           Real estate - commercial mortgage                         --               --
           Credit Cards                                              --               --
           Installment - individuals                                 --                8
                                                                -------            -----
          Total past due loans                                       36                8
                                                                   ----            -----
             Total nonperforming assets                           $ 230             $ 78
                                                                  =====             ====
             Total nonperforming assets exclusive of
               SBA guaranteed balances                            $ 202             $ 78
                                                                  =====             ====

         Ratio of nonperforming assets to gross loans             0.22%            0.07%
         Ratio of nonperforming assets to total assets            0.16%            0.06%
         Allowance for loan losses to nonperforming assets      608.90%         1454.82%
         Ratio of net charge-offs to average loans             (0.045)%          (0.09)%


Potential Problem Loans

     At June 30, 2000 and December 31, 1999, respectively, loans totaling $3,759,000 and $2,125,000 were classified as monitored credits, which are not reported in the table entitled "Analysis of Nonperforming Assets." These loans are subject to management's attention and their classification is reviewed on a quarterly basis. Of the monitored credits at June 30, 2000, $33,000 are guaranteed by the SBA.

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

Liquidity and Capital Resources

Liquidity

     Principal sources of liquidity are cash and unpledged assets that can be readily converted into cash, including investment securities maturing within one year, the available for sale investment security portfolio and short-term loans. In addition to $21,407,000 in cash and short-term investments at June 30, 2000, the Company has an investment securities portfolio which can be pledged to raise additional deposits and borrowings, if necessary. At June 30, 2000, the Company had $7,349,000 in unpledged securities which were available for such use. As a percentage of total assets, the amount of these cash equivalent assets at June 30, 2000 and December 31, 1999 was 19%, respectively. The Bank's liquidity needs are mitigated by the sizeable base of relatively stable funds which includes demand deposits, NOW and money market accounts, savings deposits and nonbrokered certificates of deposit under $100,000 representing 85.7% of average total deposits for the six months ended June 30, 2000, and 78% of average total deposits for the six months ended June 30, 1999. In addition, the Bank has unsecured line of credit from a correspondent financial institution which can provide up to an additional $3,000,000 in liquidity, as well as, access to other collateralized borrowing programs. The Company maintained an average loan to deposit ratio of 88.7% for the first six months of 2000 and 1999, respectively.

     Through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank has $924,000 in long-term debt at June 30, 2000, a decrease of $67,000 from the balance at June 30, 1999 of $991,000. The outstanding balances of the loans pledged as collateral for long-term debt, as well as, future borrowings from the FHLB at June 30, 2000 and 1999 was $1,514,000 and $2,935,000, respectively. The Bank is eligible to borrow up to approximately $17,083,000 in funds from the FHLB collateralized by loans secured by first liens on one-to-four family or multifamily dwellings and commercial mortgages, as well as, investment securities. The Company has adequate resources to meet its liquidity needs.

Stockholders' Equity

     Stockholders' equity at June 30, 2000 of $15,612,000 increased by $1,154,000 from December 31, 1999. The net income of $1,088,000 for the first six months of 2000 and the issuance of common stock of $505,000, offset by an unrealized loss on investment securities of $13,000 and the dividends paid in the first and second quarters of $427,000, accounted for the increase. Average stockholders' equity as a percentage of average total assets for the current year was 10.7%, as compared to 10.9% for the comparable prior year period. Book value per share was $7.22 at June 30, 2000, compared to $6.73 at June 30, 1999.

     The table below presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at June 30, 2000 and 1999. At June 30, 2000 and 1999, both the Company and the Bank were considered "well-capitalized."



                                                  Bank                   Company                Minimum Capital
                                           Amount       Ratio        Amount       Ratio         Requirements
                                                                    (Dollars in thousands)

June 30, 2000:
         Leverage ratio                  $ 14,848       10.48%     $ 16,013       11.31%          4.00%
         Tier 1 risk-based ratio           14,848       12.24        16,013       13.21           4.00
         Total risk-based ratio            16,250       13.39        17,415       14.36           8.00

June 30, 1999:
         Leverage ratio                  $ 13,024       10.20%     $ 14,128       11.12%           4.00%
         Tier 1 risk-based ratio           13,024       12.19        14,128       13.20            4.00
         Total risk-based ratio            14,183       13.27        15,287       14.28            8.00

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

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to Vote of Security Holders

     On June 20, 2000, Abigail Adams National Bancorp, Inc. ( the Company) held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified. The votes cast and withheld for each such director was as follows:

Kathleen Walsh Carr                     FOR 1,319,885                                 WITHHELD 28,344
                                                    ----------                                          ------
A. George Cook III                      FOR 1,319,885                                 WITHHELD 28,344
                                                    ----------                                          ------
Jeanne D. Hubbard                       FOR 1,319,885                                 WITHHELD 28,344
                                                    ----------                                          ------
Marshall T. Reynolds                    FOR 1,319,885                                 WITHHELD 28,344
                                                    ----------                                          ------
Robert L. Shell                         FOR 1,319,885                                 WITHHELD 28,344
                                                    ----------                                          ------
Marianne Steiner                        FOR 1,319,885                                 WITHHELD 28,344
                                                   ----------                                          ------
Joseph L. Williams                      FOR 1,319,698                                 WITHHELD 28,531
                                                    ----------                                          ------
Bonita A. Wilson                        FOR 1,319,829                                 WITHHELD 28,400

                                                 ----------                                          ------

     In addition, the Company's stockholders approved the ratification of the appointment of Keller Bruner & Co., LLP as the Company's independent certified public accountants for the year ending December 31, 2000, as follows:

         FOR   1,336,017    AGAINST   6,136     ABSTAIN    6,076
               ---------              -----                -----

Item 5 - Other Matters

     On May 30, 2000, the Company issued a Formal Notice regarding "Joint Notice of Pendency of Class and Derivative Actions, Temporary and Proposed Class Action Determination, Proposed Settlement of Class and Derivative Actions Settlement Hearings and Right to Appear" to all holders of common stock, excluding the defendants and their affiliates. The purpose of this joint notice was to advise the common stockholders of the pendency of this joint notice, the proposed settlements of these actions, and their rights. .

Item 6 - Exhibits and Reports on Form 8-K

(a)      None

                                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                       Registrant



Date: August 11, 2000                  /s/ Jeanne D. Hubbard
     -----------------                 ----------------------
                                       Jeanne D. Hubbard
                                       Chairwoman of the Board,
                                        President and Director
                                       (Principal Executive Officer)