Form 10QSB
period 2000-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2000-11-14
CIK 356809

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------
                                   FORM 10-QSB

X   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
--  OF 1934

--  For the quarterly period ended September 30, 2000
                                   ------------------

TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

For the transition period from      to
                               -----  ------

     Commission file number 0-10971
                            -------

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                               52-1508198
         --------------------------------         -----------------------------
         (State or other jurisdiction of         (I.R.S. Employer ID No.)
         Incorporation or organization)

                   1627 K Street, N.W., Washington, D.C. 20006
                  --------------------------------------------
                    (Address of principal executive offices)

                                  202-466-4090
                     ---------------------------------------
                  Issuer's telephone number including area code

                                       N/A
                           ---------------------------
       Former name, address, and fiscal year, if changes since last report

     Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X  No    .
         ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 10, 2000:
             2,178,225 shares of Common Stock, Par Value $0.01/share
Transitional Small Business Disclosure Format (check one): Yes    No  X .
                                                               ---    ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

     Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets                                        2
         Consolidated Statements of Income                                  3
         Consolidated Statements of Changes in Stockholder's Equity         4
         Consolidated Statements of Cash Flows                              5
         Notes to Consolidated Financial Statements                        6-7

     Item 2 - Management's Discussion and Analysis                         8-17


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                            17

     Item 4 - Submission of Matters to Vote of Securities Holders          18

     Item 5 - Other Matters                                                18

     Item 6 - Exhibits and Reports on Form 8-K                             18

Signatures                                                                 18


               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)

                                      September 30, 2000     December 31, 1999
                                      ------------------     -----------------

Assets
Cash and due from banks               $        4,544,711     $       4,707,226
Federal funds sold                             8,696,742             6,005,707
Interest-bearing deposits in other
  banks                                        5,517,659             3,900,891
Investment securities available-for
  -sale at fair value                         26,140,213            13,405,857
Investment securities held-to-maturity
 (market value of $2,982,708 at
  Sept 30, 2000 and $3,277,934 at
  Dec 31, 1999)                                3,026,045             3,355,421
Loans (net of deferred fees and
  unearned discounts)                        111,545,625           108,823,012
 Less: allowance for loan losses              (1,571,666)           (1,137,009)
                                       -----------------      ----------------
  Loans, net                                 109,973,959           107,686,003
                                       -----------------      ----------------
Bank premises and equipment, net                 836,878               978,858
Other assets                                   2,159,508             1,730,256
                                       -----------------      ----------------
  Total assets                         $     160,895,715      $    141,770,219
                                       =================      ================

Liabilities and Stockholders' equity
  Liabilities:
   Deposits:
    Noninterest-bearing deposits        $     47,837,581      $     36,816,624
    Interest-bearing deposits                 91,165,290            85,753,275
                                        ----------------      ----------------
     Total deposits                          139,002,871           122,569,899
                                        ----------------      ----------------
   Short-term borrowings                       4,150,122             3,193,166
   Long-term debt                                905,846               958,309
   Other liabilities                             369,513               590,185
                                        ----------------      ----------------
     Total liabilities                       144,428,352           127,311,559
                                        ----------------      ----------------
Commitments and contingencies (Note 2)

Stockholders' equity:
Preferred stock, $10 par value,
 authorized 25,000 shares                        250,000                    --
Common  stock,  $0.01  par  value,
 authorized 5,000,000 shares; issued
 2,188,218 at September 30, 2000 and
 2,094,468 shares at December 31, 1999;
 outstanding 2,178,225 shares at
 September 30, 2000 and 2,085,464 at
 December 31, 1999                                21,883                20,945
Capital surplus                               12,982,402            12,478,090
Retained earnings                              3,625,701             2,528,366
  Less: Employee Stock Ownership Plan
   shares, 15,654 shares at Sept. 30,
   2000 and 15,654 shares at Dec. 31, 1999      (109,586)             (109,586)
  Less: Treasury stock, 9,993 shares at
   Sept. 30, 2000 and 9,004 shares at
   Dec. 31, 1999                                 (81,265)              (70,989)
Accumulated other comprehensive income
 (loss)                                         (221,772)             (388,166)
                                         ---------------       ---------------
  Total stockholders' equity                  16,467,363            14,458,660
                                         ---------------       ---------------
  Total liabilities and stockholders'
   equity                                $   160,895,715       $   141,770,219
                                         ===============       ===============


See notes to consolidated financial statements.


               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                For the Periods Ended September 30, 2000 and 1999
                                   (Unaudited)
                                                                For the Three Months                  For the Nine Months
                                                                 Ended September 30,                   Ended September 30,
                                                              2000               1999              2000                1999
                                                              ----               ----              ----                ----

Interest income
  Interest and fees on loans                                $2,733,097        $2,336,862         $7,779,326         $6,768,931
  Interest and dividends on investment securities:
    Taxable income                                             416,812           272,459            938,132            838,058
    Nontaxable income                                               --             3,991              3,282             11,974
  Other interest income                                        280,662            75,453            599,462            216,864
                                                            ----------        ----------         ----------         ----------
    Total interest income                                    3,430,571         2,688,765          9,320,202          7,835,827
                                                            ----------        ----------         ----------         ----------
Interest expense
  Interest on deposits                                       1,039,092           766,664          2,789,969          2,310,027
  Interest on short-term borrowings                             41,862            30,079            125,081            122,212
  Interest on long-term debt                                    16,035            17,269             48,861             52,266
                                                            ----------        ----------         ----------         ----------
    Total interest expense                                   1,096,989           814,012          2,963,911          2,484,505
                                                            ----------        ----------         ----------         ----------
Net interest income                                          2,333,582         1,874,753          6,356,291          5,351,322
  Provision for loan losses                                    140,000            40,000            453,000             70,000
                                                            ----------        ----------         ----------         ----------
Net interest income after provision for loan losses          2,193,582         1,834,753          5,903,291          5,281,322
                                                            ----------        ----------         ----------         ----------
Noninterest income
  Service charges on deposit accounts                          332,109           329,527            972,428          1,027,420
  Other income                                                  29,644            30,833            175,569            121,431
                                                            ----------        ----------         ----------         ----------
    Total noninterest income                                   361,753           360,360          1,147,997          1,148,851
                                                            ----------        ----------         ----------         ----------
Noninterest expense
  Salaries and employee benefits                               676,668           672,195          1,840,897          1,861,364
  Occupancy and equipment expense                              296,202           303,595            922,303            956,311
  Professional fees                                             75,980            29,597            244,124            159,474
  Data processing fees                                          87,545            41,974            322,821            275,034
  Other operating expense                                      314,234           288,061            811,742            801,415
                                                            ----------        ----------         ----------         ----------
    Total noninterest expense                                1,450,629         1,335,422          4,141,887          4,053,598
                                                            ----------        ----------         ----------         ----------
Income before provision for income taxes                     1,104,706           859,691          2,909,401          2,376,575
Provision for income taxes                                     434,526           335,280          1,150,938            926,864
                                                            ----------        ----------          ---------         ----------
    Net income                                              $  670,180        $  524,411         $1,758,463         $1,449,711
                                                            ==========        ==========          =========         ==========

Earnings per share:
  Basic                                                     $     0.31        $     0.25         $     0.83         $     0.70
  Diluted                                                   $     0.30        $     0.25         $     0.82         $     0.68

Average common shares outstanding:
  Basic                                                      2,163,034         2,065,222          2,123,352          2,064,170
  Diluted                                                    2,202,295         2,127,010          2,153,127          2,121,507



See notes to consolidated financial statements.


               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                 Nine Months Ended September 30, 2000, and 1999
                                   (Unaudited)
                                                                                    Employee   Accumulated
                                                              Retained                Stock       Other
                            Preferred  Common    Capital      Earnings   Treasury   Ownership Comprehensive
                              Stock     Stock    Surplus      (Deficit)   Stock        Plan    Income (Loss)   Total
                            --------- -------- -----------   ----------  --------   --------- -------------- ---------
Balance at Dec 31, 1998           --   $20,918 $12,482,926   $1,325,052  ($28,710)  ($204,716)   $3,813    $13,599,283
Comprehensive income:
   Net income                     --        --          --    1,449,711        --          --        --      1,449,711
 Unrealized loss on
  investment securities
  available for sale, net
  of tax                          --        --          --           --        --          --  (289,574)      (289,574)
   Total comprehensive
    income                        --        --          --           --        --          --        --      1,160,137
Dividends declared                --        --          --     (619,883)       --          --        --       (619,883)
Issuance of shares under
 Employee Incentive Stock
 Option Plan                      --        27      20,969           --        --          --        --         20,996
Release of shares under ESOP      --        --          --           --        --      56,825        --         56,825
Distribution from ESOP            --        --          --           --   (37,543)         --        --        (37,543)
                            --------   ------- -----------   ----------  --------   ---------  ---------   -----------
Balance at Sept 30, 1999          --   $20,945 $12,503,895   $2,154,880  ($66,253)  ($147,891) ($285,761)  $14,179,815
                            ========   ======= ===========   ==========  ========   =========  =========   ===========
Balance at Dec 31, 1999           --   $20,945 $12,478,090   $2,528,366  ($70,989)  ($109,586) ($388,166)  $14,458,660

Comprehensive income:
   Net income                     --        --          --    1,758,463        --          --         --     1,758,463
 Unrealized loss on
 investment securities
 available for sale, net
 of tax                           --        --          --           --        --          --    166,394       166,394
  Total comprehensive
   income                         --        --          --           --        --          --         --     1,924,858
Issuance of preferred
 stock                       250,000        --          --           --        --          --         --       250,000
Dividends declared                --        --          --     (661,130)       --          --         --      (661,130)
Issuance of shares under
 Employee Incentive Stock
 Option Plan                      --       938      504,312          --        --          --         --       505,250
Distribution from ESOP            --        --           --          --   (10,276)         --         --       (10,276)
                            ________   _______  ___________  __________  ________   _________   _________  ___________
Balance at Sept 30, 2000    $250,000   $21,883  $12,982,402  $3,625,701  ($81,265)  ($109,586)  ($221,772) $16,467,363
                            ========   =======  ===========  ==========  =========  ==========  =========  ===========



See notes to consolidated financial statements.


               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                    2000                1999
                                                    ----                ----
Cash flows from Operating Activities:
Net Income                                      $1,758,463         $1,449,711
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for loan losses                         453,000             70,000
 Depreciation and amortization                     266,921            353,138
 Accretion of loan discounts and fees             (136,177)          (187,073)
 Accretion and amortization of investment
  securities discounts and premiums, net           (15,098)             3,924
 Benefit for deferred income taxes                  38,196           (327,486)
 Increase in other assets                         (467,448)          (459,136)
 (Increase) decrease in other liabilities         (318,381)           191,833
                                                ----------          ---------
   Net cash provided by operating activities     1,579,476          1,094,911
                                                ----------          ---------
Cash flows from Investing Activities:
Proceeds from maturities of investment
 securities held to maturity                       310,000          8,300,000
Proceeds from repayment of mortgage-backed
 securities                                         24,474             37,632
Purchase of investment securities available
 for sale                                      (12,438,378)        (3,984,508)
Net increase in interest-bearing deposits in
 other banks                                    (1,616,768)           301,342
Net increase in loans                           (2,604,779)        (8,641,449)
Purchase of bank premises and equipment           (124,941)          (181,158)
                                               -----------         ----------
  Net cash used in investing activities        (16,450,392)        (4,168,141)
                                               -----------         ----------

Cash flows from Financing Activities:
Net increase in transaction and savings
 deposits                                       13,750,550          4,535,137
Net increase (decrease) in time deposits         2,682,424         (2,940,553)
Net increase in short-term borrowings              956,956          1,906,605
Payments on long-term debt                         (52,463)           (47,727)
Proceeds from issuance of common stock,
 net of expenses                                   505,250             20,996
Proceeds from issuance of preferred stock          250,000                 --
Payment on ESOP loan                                    --             56,825
Payment of distributions from ESOP                 (32,151)           (37,543)
Cash dividends paid to common stockholders        (661,130)          (619,883)
                                                ----------          ---------
  Net cash provided by financing activities     17,399,436          2,873,857
                                                ----------          ---------
Net increase (decrease) in cash and cash
 equivalents                                     2,528,520           (199,373)
Cash and cash equivalents at beginning of year  10,712,933          9,629,303
                                                ----------          ---------
Cash and cash equivalents at end of period      13,241,453          9,429,930
                                                ==========          =========
Supplementary disclosures:
  Interest paid on deposits and borrowings      $2,936,752          $2,602,474
  Income taxes paid                             $1,555,582            $910,000



See notes to consolidated financial statements.

                      Abigail Adams National Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2000 and 1999


1.   Basis of presentation

Abigail Adams National Bancorp, Inc. (the "Company") is the parent company of The Adams National Bank (the "Bank"). As used herein, the term Company includes the Bank, unless the context otherwise requires.

The Company and the Bank prepare their financial statements on the accrual basis and in conformity with generally accepted accounting principals. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain reclassifications have been made to amounts previously reported in 1999 to conform with the 2000 presentation.

The unaudited financial statements presented herein should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-KSB for the year ended December 31, 1999.

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

2.   Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

3.   Preferred Stock

During the third quarter of 2000, the Bank issued 25,000 shares of nonvoting perpetual preferred stock, par value of $10.00 per share. Dividends are payable quarterly at 6.00% per annum. The preferred stock was issued and sold in connection with the Company's agreement to work with Shell Oil Community Financing Company to provided lending assistance to minority and women-owned businesses.

4.   Earnings per share

Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. Per share amounts are based on the weighted average number of shares outstanding during each period as follows:


                                 For the 3 months          For the 9 months
                                ended September 30        ended September 30
                              ----------------------     ---------------------
                              2000              1999     2000             1999
                              ----              ----     ----             ----
Basic EPS weighted
 average shares
 outstanding                  2,163,034    2,065,222     2,123,352   2,064,170

Dilutive effect of stock
 options                         39,261       61,788        29,775      87,112

Diluted EPS weighted
average shares outstanding    2,202,295    2,127,010     2,153,127   2,121,507

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Overview

The Company reported net income for the three months ended September 30, 2000 of $670,000, or $0.31 per share, for an annualized return on average assets of 1.66% and an annualized return on average equity of 16.44%. Net income for the third quarter of the current year increased 27.80%, as compared to the same period in 1999. In comparison, net income for the three months ended September 30, 1999 was $524,000 or $0.25 per share, with a return on average assets of 1.60% and a return on average equity of 14.72%.

The Company reported net income for the first nine months of 2000 of $1,758,000, or $0.83 per share, for an annualized return on average assets of 1.58% and an annualized return on average equity of 15.17%. Net income for the first nine months of the current year increased 21.3%, as compared to the same period in 1999. Net income for the same period in 1999 was $1,450,000 or $0.70 per share, with a return on assets of 1.51% and a return on equity of 13.92%.

     Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income increased by $459,000, or 24.5%, to $2,334,000 for the three months ended September 30, 2000, as compared to $1,875,000 for the comparable 1999 period. Average earning assets for the third quarter of 2000 of $153,665,000 increased by $29,837,000, or 24.1%, as compared to the third quarter of 1999. Average interest bearing liabilities for the third quarter of 2000 of $104,107,000 increased by $23,921,000, or 29.8%, over the comparable 1999 period. The yield on total earning assets was 8.86% for the third quarter of 2000, an increase of 25 basis points from the yield of 8.61% for the third quarter of 1999. The cost of funds for the third quarter of 2000 was 4.18%, an increase of 15 basis points from the yield of 4.03% for the third quarter of 1999, due to the higher yields on deposits resulting from the rise in interest rates. The net interest margin (net interest income as a percentage of average interest-earning assets) was 6.02% for the third quarter of 2000, as compared to 6.01% for the same period in 1999. The net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) was 4.68% for the third quarter of 2000, as compared to 4.59% for the third quarter of 1999, an increase of 9 basis points.

Net interest income for the first nine months of 2000 increased by $1,005,000, or 18.8%, to $6,356,000, as compared to $5,351,000 for the comparable 1999 period. Average earning assets for the first nine months of 2000 of $140,938,000 increased by $19,190,000, or 15.8%, over the comparable 1999 period. This increase was primarily funded with a 15.4% increase in the Company's average interest-bearing liabilities. The improvement in net interest income was the result of the increase in average earning assets and the change in the mix of earning assets to higher yielding loans. The net interest spread was 4.62% and the net interest margin was 6.01% for the first nine months of 2000, reflecting an increase of 8 basis points in net interest spread and an increase of 13 basis points in net interest margin, from the same period in 1999.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the third quarter and year-to-date periods are presented on a comparative basis in the following table.


                                                             Three months ended September 30,
                                                     2000                                             1999
                                      --------------------------------------      ------------------------------------------

(Dollars in thousands)                Average                     Average          Average                        Average
                                      Balances      Interest      rate/yield       Balances       Interest        rate/yield
                                      --------      --------      ----------       --------       --------        ----------
ASSETS
Interest-earning assets:
Loans                                 111,565         2,733           9.72%          99,835         2,337           9.29%
Investment securities                  25,133           417           6.58%          17,888           276           6.13%
Federal funds                           8,758           147           6.64%           2,527            31           4.93%
Interest-bearing deposits               8,209           134           6.48%           3,578            45           4.87%
                                      -------        ------                        --------        ------
Total interest-earning assets         153,665         3,431           8.86%         123,828         2,689           8.61%
                                      -------        ------                        --------        ------
Total noninterest-earning assets        6,881                                         6,537
                                      -------                                      --------
     Total assets                     160,546                                       130,365
                                      =======                                      ========
LIABILITIES & EQUITY
Interest-bearing liabilities:
Interest-bearing deposits              99,018         1,039           4.16%          76,263           767           3.99%
Short-term borrowings                   4,172            42           3.98%           2,807            30           4.25%
Long-term debt                            917            16           6.93%           1,116            17           6.14%
                                      -------        ------                        --------        ------
Total interest-bearing liabilities    104,107         1,097           4.18%          80,186           814           4.03%
                                      -------        ------                        --------        ------
Non-interest bearing deposits          40,218                                        35,412
Other liabilities                          52                                           631
Stockholders' equity                   16,169                                        14,136
                                      -------                                      --------
   Total Liabilities & Equity         160,546                                       130,365
                                      =======                                      ========
Net interest income                                   2,334                                         1,875
                                                     ======                                        ======
Net interest spread                                                  4.68%                                          4.59%
Net interest margin                                                  6.02%                                          6.01%


                                                               Nine months ended September 30,
                                                     2000                                             1999
                                      -------------------------------------      -------------------------------------
(Dollars in thousands)                Average                    Average         Average                    Average
                                      Balances      Interest     rate/yield      Balances    Interest       rate/yield
                                      --------      --------     ----------      --------    --------       ----------
ASSETS
Interest-earning assets:
Loans                                  108,624        7,779         9.54%          97,031      6,769         9.33%
Investment securities                   19,430          941         6.45%          18,726        850         6.07%
Federal funds                            6,554          305         6.21%           3,647        129         4.75%
Interest-bearing deposits                6,330          295         6.19%           2,344         88         4.99%
                                      --------       ------                      --------     ------
Total interest-earning assets          140,938        9,320         8.81%         121,748      7,836         8.61%
                                      --------       ------                      --------     ------
Total noninterest-earning assets         6,992                                      6,443
                                      --------                                   --------
     Total assets                      147,930                                    128,191
                                      ========                                   ========
LIABILITIES & EQUITY
Interest-bearing liabilities:
Interest-bearing deposits               89,251         2,790        4.16%          76,563      2,310         4.03%
Short-term borrowings                    4,143           125        4.02%           4,195        123         3.90%
Long-term debt                             935            49        6.96%           1,001         52         6.98%
                                      --------       -------                     --------     ------
Total interest-bearing liabilities      94,329         2,964        4.19%          81,759      2,485         4.06%
                                      --------       -------                     --------     ------
Non-interest bearing deposits           37,779                                     32,088
Other liabilities                          376                                        420
Stockholders' equity                    15,446                                     13,924
                                      --------                                   --------
   Total Liabilities & Equity          147,930                                    128,191
                                      ========                                   ========
Net interest income                                    6,356                                   5,351
                                                     =======                                  ======
Net interest spread                                                 4.62%                                    4.54%
Net interest margin                                                 6.01%                                    5.88%



     Noninterest Income

Total noninterest income for the three months ended September 30, 2000 was $362,000, an increase of $1,000 or .4% compared to the third quarter of 1999.

Total noninterest income for the first nine months of 2000 was $1,148,000, a decrease of $1,000 from the same period in 1999. Noninterest income for the period ended September 30, 2000 included a $46,000 gain on the sale of the guaranteed portion of SBA loans totaling $1,473,000.

     Noninterest Expense

Total noninterest expense for the three months ended September 30, 2000 increased $115,000 or 8.6% to $1,451,000, as compared to the third quarter of 1999. Salaries and benefits of $677,000 increased by $4,000 or .7%, as compared to the third quarter of 1999. Net occupancy expense of $296,000 for the third quarter of 2000 reflects a decrease of $7,000, or 2.4%, from the same period one year earlier. Professional fees of $76,000 increased by $46,000, or 156.7%, as compared to the third quarter of 1999, due the recovery of legal fees on charged-off loans received in 1999. Data processing expense of $88,000 increased by $46,000 or 108.6%, compared to the third quarter of 1999, as a result of the reimbursement of data processing fees from the Bank's back-office service provider in 1999. Other operating expense of $314,000 for the third quarter of 2000 increased by $26,000 or 9.19% from the third quarter of 1999. The Company's efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) improved to 53.8% for the quarter, as compared to 59.7% in 1999.

Total noninterest expense for the first nine months of 2000 was $4,142,000, which was an increase of $88,000 or 2.1% from September 30, 1999. Salaries and benefits of $1,841,000 decreased by $20,000 or 1.1%. Net occupancy expense of $922,000 decreased $34,000, or 3.6%, from the same period one year earlier, due to the costs associated with relocating the Georgetown branch in 1999. Professional fees of $244,000 increased by $85,000, or 53.1%, as compared to the first nine months of 1999. Data processing expense of $323,000 increased by $48,000 from the prior year. Other operating expense of $812,000 increased by $10,000 or 1.3% from the prior year. The efficiency ratio for the first nine months of 2000 was 55.2%, which was an improvement from 62.4% for the comparable period in 1999.

     Income Tax Expense

Income tax expense of $435,000 for the three months ended September 30, 2000 reflects an increase of $99,000 from the same period in 1999, due to the increase in pretax income. The Company's effective tax rate for the third quarter of 2000 was 39.3%, as compared to 39.0% for the third quarter of 1999.

Income tax expense of $1,151,000 for the first nine months of 2000 increased $224,000 or 24.2% from the same period in 1999, due to the increase in pretax income. The Company's effective tax rate for the first nine months of 2000 was 39.6%, as compared to 39.0% for the first nine months of 1999.

Financial Condition

     Overview

Total assets increased to $160,896,000 at September 30, 2000 from $141,770,000 at December 31, 1999, an increase of $19,126,000 or 13.5%. Asset growth was primarily attributable to increases in the investment securities portfolio, short-term investments, and loans, as described below. The book value per share of common stock at September 30, 2000 was $7.61, as compared to $6.90 at December 31, 1999. On September 30, 2000, the quarterly dividend paid was increased by 10.0% to $0.11 per share.

     Loans

The loan portfolio at September 30, 2000 was $111,546,000, an increase of $2,723,000 or 2.5%, as compared to the December 31, 1999 balance of $108,823,000. The guaranteed portion of SBA loans totaling $1,473,000 were sold during the first nine months of 2000. Commercial real estate secured loans grew 8.4% or $5,131,000 from the previous year end.

     Investment securities

Total investment securities increased by $12,405,000 or 74.0% to $29,166,000 at September 30, 2000 from $16,761,000 at December 31, 2000. This net increase reflects a $12,734,000 increase in available-for-sale securities resulting from purchases in the third quarter, partially offset by a decrease in the held to maturity securities of $329,000, due to a matured mutual fund.

     Short-term investments

Federal funds sold of $8,697,000 at September 30, 2000 increased $2,691,000 or 44.8% from $6,006,000 at December 31, 1999. Interest-bearing deposits in other banks increased $1,617,000 or 41.5% to $5,518,000 from $3,901,000 at December
31, 1999.

     Deposits

Total deposits increased by $16,433,000, or 13.4% to $139,003,000 at September 30, 2000 from the December 31, 1999 balance of $122,570,000. Demand deposits of $47,838,000 increased $11,021,000, or 29.9% from $36,817,000 at December 31,
1999.  NOW accounts  grew 51.3% or  $6,149,000  to  $18,138,000,  as compared to
$11,988,000 at December 31, 1999. Money market accounts of $24,104,000 decreased by $3,847,000 or 13.8% from the $27,951,000 balance reported at December 31, 1999, due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Savings deposits increased $428,000 to $3,375,000 from $2,947,000 at December 31, 1999. Total certificates of deposit increased by $2,682,000 or 6.3% to $45,549,000 from the December 31, 1999 balance of $42,867,000.

     Short-term borrowings and long-term debt

Short-term borrowings consisting entirely of customer repurchase agreements increased $957,000 or 30% to $4,150,000 at September 30, 2000 from the December 31, 1999 balance of $3,193,000. Long-term debt consisting of a Federal Home Loan advance decreased $52,000 or 5.5% to $906,000 from the balance of $958,000 at December 31, 1999.

     Stockholders' equity

Stockholders' equity at September 30, 2000 was $16,467,000, an increase of $2,009,000 or 13.9% from December 31, 1999. This increase was attributable to net income of $1,758,000, the issuance of common stock of $505,000, the issuance of preferred stock of $250,000, and a decrease in the unrealized loss on investment securities of $166,000, partially offset by dividends paid of $661,000.

Asset Quality

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

During the first nine months of 2000, the Bank added $453,000 to the loan loss reserve, although the level of nonperforming and classified loans has remained low. At September 30, 2000, the allowance for loan losses as a percentage of outstanding loans was 1.41%, as compared to 1.04% at December 31, 1999.
Throughout this process, management continues to recognize the risk characteristics of the loan portfolio, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,572,000 at September 30, 2000 to be adequate.

The table entitled "Allocation of Allowances for Loan Losses" sets forth an analysis of the allocation for loan losses by categories as of September 30, 2000 and December 31, 1999.

                     Allocation of Allowance for Loan Losses
                   At September 30, 2000 and December 31, 1999
                            (Dollars in thousands)

                                  September 30,              December 31,
                                     2000                       1999
                              ----------------------   ----------------------
                              Reserve     % of loans   Reserve     % of loans
                              Amount  to total loans   Amount  to total loans
                              ------- --------------   ------- --------------
  Commercial                  $   482       39.0%      $   455        38.1%
  Real estate- commercial         770       59.1           634        55.5
  Installment                      66        1.8            21         2.8
  Unallocated                     254         .1            27         3.6
                              ------- --------------   ------- --------------
     Total                    $ 1,572      100.0%      $ 1,137       100.0%


The following table summarizes the transactions in the allowance for loan losses for the nine months ended September 30, 2000 and 1999 are summarized as follows:

             Transactions in the Allowance for Loans Losses for the
                  Nine Months Ended September 30, 2000 and 1999
                             (Dollars in thousands)

                                             2000              1999
                                             ----              ----
Balance at beginning of year               $1,137            $1,134
Recoveries:
 Commercial                                     5                27
 Installment                                   45                23
                                           ------            ------
   Total recoveries                            50                50
                                           ------            ------

Charge-offs:
 Commercial                                    --                19
 Installment                                   68                90
                                           ------            ------
   Total charge-offs                           68               109
                                           ------            ------
Net charge-offs                                18                59
                                           ------            ------
Additions to provision charged to
 operating expense                            453                70
                                           ------            ------
Balance at end of period                   $1,572            $1,145
                                           ======            ======
Net charge-offs to average loans
 outstanding                                 0.02%             0.08%



     Nonperforming Assets

Nonperforming assets, which consists entirely of nonaccrual loans, were $125,000 at September 30, 2000, an increase of $55,000 from the $70,000 reported at December 31, 1999. One nonaccrual loan in the amount of $29,000 is guaranteed by the U.S. Small Business Administration ("SBA"). The table on the following page presents nonperforming assets, by category, at September 30, 2000 and December 31, 1999.

     Past Due and Potential Problem Loans

There were no loans contractually past due 90 days or more and still accruing interest at September 30, 2000, as compared to $8,000 at December 31, 1999. Loans totaling $517,000 were classified as monitored credits, a decrease of $1,608,000 from December 31, 1999. These loans are subject to management's attention and their classification is reviewed on a quarterly basis.

                        Analysis of Nonperforming Assets
                   At September 30, 2000 and December 31, 1999
                             (Dollars in thousands)

                                                         2000           1999
                                                         ----           ----
Nonaccrual loans:
Commercial                                               $ 36           $  7
Installment                                                89             63
                                                         ----           ----
  Total nonaccrual loans                                  125             70
                                                         ----           ----
Past due loans:
Installment                                                --              8
                                                         ----           ----
  Total past due loans                                     --              8
                                                         ----           ----
Total nonperforming assets                               $125           $ 78
                                                         ====           ====
Nonperforming assets to gross loans                        0.11%          0.07%
Nonperforming assets to total assets                       0.08%          0.06%
Allowance for loan losses to nonperforming assets          1258%          1455%



Liquidity and Capital Resources

     Liquidity

Principal sources of liquidity are cash and cash equivalents. On September 30, 2000, liquid assets totaled $18,759,000 or 11.7% of total assets. In comparison, liquid assets were $14,614,000 or 10.3% of total assets at December 31, 1999. The Company has additional sources of liquidity, consisting of unpledged investment securities available for sale. At September 30, 2000, there was $11,000,000 in unpledged investment securities available for such use. In addition, the Bank has an unsecured line of credit from a correspondent financial institution which can provide up to $3,000,000 in liquidity and a line of credit through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region. The Bank is eligible to borrow up to approximately $19,000,000 in funds from the FHLB collateralized by loans secured by first liens on one-to-four family or multifamily dwellings and commercial mortgages, as well as, investment securities.

     Capital Resources

The following table presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at September 30, 2000 and December 31, 1999. Both the Company and the Bank continue to be considered "well capitalized" and exceed the regulatory guidelines.

                                 Capital Ratios

                                                                           Minimum Capital                 Minimum to be
                                           Actual                           Requirements                 Well Capitalized
(Dollars in thousands)                     Amount        Ratio          Amount         Ratio         Amount          Ratio
                                           ------        -----          ------         -----         ------          -----
September 30, 2000:
Total Capital to Risk Weighted Assets:
  Consolidated                            $18,261        14.57%         $10,028        8.00%             --             --
  Bank                                     17,398        13.85%          10,049        8.00%         12,561          10.00%
Tier 1 Capital to risk Weighted Assets:
  Consolidated                             16,689        13.31%           5,014        4.00%             --             --
  Bank                                     15,826        12.60%           5,025        4.00%          7,537           6.00%
Leverage Ratio:
  Consolidated                             16,689        10.40%           6,422        4.00%             --             --
  Bank                                     15,876        9.85%            6,428        4.00%          8,035           5.00%

December 31, 1999:
Total Capital to Risk Weighted Assets:
  Consolidated                             15,984        13.79%           9,271        8.00%             --             --
  Bank                                     14,984        12.92%           9,276        8.00%         11,595          10.00%
Tier 1 Capital to risk Weighted Assets:
  Consolidated                             14,847        12.81%           4,636        4.00%             --             --
  Bank                                     13,847        11.94%           4,638        4.00%          6,957           6.00%
Leverage Ratio:
  Consolidated                             14,847        11.20%           5,302        4.00%             --             --
  Bank                                     13,847        10.45%           5,298        4.00%          6,622           5.00%


Interest Rate Sensitivity

Through the Bank's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to fluctuations in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The company manages its interest rate risk sensitivity through the use of a simulation model that project the impact of rate shocks, rate cycles and rate forecast risk estimates on the net interest income and economic value of equity. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift up or down parallel to its beginning position. This simulation provides a test for embedded interest rate risk estimates and other factors such as prepayments, repricing limits, and decay factors. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis, the net interest income and the economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment. The table below sets forth, as of September 30, 2000, the estimated changes in the Company's net interest income and economic value of equity, which would result from the instantaneous changes in the yield curve.


                                        Change in Interest Rate Assumption
(Dollars in thousands)                  +100 bp  +200 bp  -100 bp  -200 bp
                                        -------  -------  -------  -------
Net interest income - $ change          $406     $  813    ($540)  ($1,151)
Net interest income - % change           4.4%     8.82%    -5.86%   -12.49%
Economic value of equity - $ change     $511     $1,010    ($255)    ($595)
Economic value of equity - % change     3.45%      6.81%   -1.72%    -4.01%



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

     None

Item 2 - Changes in Securities and Use of Proceeds

     None

Item 3 - Defaults Upon Senior Securities

     None

Item 4 - Submission of Matters to Vote of Security Holders

     None.

Item 5 - Other Matters

     None.

Item 6 - Exhibits and Reports on Form 8-K

     (a) None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                Registrant

Date: November 10, 2000         /s/Jeanne D. Hubbard
      -----------------         -----------------------------------------------
                                Jeanne  D. Hubbard
                                Chairwoman of the Board, President and Director
                                (Principal Executive Officer)