Form 10KSB40
period 2000-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2001-03-29
CIK 356809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year $14,355,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ Market as of March 13, 2001, was $15.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 13, 2001, the Company had issued and outstanding 2,177,619 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders of
   Abigail Adams National Bancorp, Inc., to be filed with the Securities and Exchange Commission on or before April 30, 2001, are incorporated herein by reference in Part III of this Annual Report on Form 10-KSB.

                                     PART I

Item 1. Business

General

      Abigail Adams National Bancorp, Inc. (the "Company") is a Delaware-chartered bank holding company which conducts business through its wholly-owned bank subsidiary, The Adams National Bank (the "Bank"). The Bank serves the nation's capital through five full-service offices located in Washington, D.C. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company's assets consist primarily of shares of the Bank's common stock and cash it receives from the Bank in the form of dividends or other capital distributions. At December 31, 2000, the Company had consolidated assets of $160,651,000, deposits of $137,657,000 and stockholders' equity of $16,973,000. The Bank exceeds all applicable regulatory capital requirements. See "Supervision and Regulation."

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

      The services offered by the Bank can be broadly characterized as being commercial or retail in nature. Commercial services offered by the Bank include offering a variety of commercial real estate and commercial business loans, cash management services, letters of credit and collateralized repurchase agreements. Commercial business loans are typically made on a secured basis to corporations, partnerships and individual businesses. To a lesser extent, the Bank offers consumer loans to its retail customers. The Bank's retail banking services also include offering a variety of deposit account products including transaction accounts, money market accounts, certificates of deposit and Individual Retirement Accounts. The Bank uses funds it has on hand, as well as, borrowings in order to fund its lending and investment activities.

      The Bank has automated teller machine access to the STAR and CIRRUS systems. The Bank also offers its customers computer banking and 24 hour telephone banking services, VISA credit card services and custodial services.

Lending Activities

      The Bank provides a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofit organizations and other organizations. These services include, but are not limited to, commercial business loans, commercial real estate loans, renovation and mortgage loans, SBA loans, loan participations, consumer loans, revolving lines of credit and letters of credit. Consumer lending primarily consists of automobile, home equity and personal loans made on a direct, secured basis. Real estate loans are originated for both commercial and consumer purposes. To a lesser extent, the Bank originates one-to-four family mortgage or residential loans and construction loans. The Bank offers loans which have fixed rates, as well as, loans with rates which adjust periodically. At December 31, 2000, approximately 51% of the Bank's total loan portfolio was comprised of loans with adjustable rates.

      The Bank provides financing to nonprofit organizations for construction and renovation of local headquarters, working capital lines of credit and equipment financing. Current nonprofit customers of the Bank include organizations which focus on issues relating to children's rights, community housing, education and health care. At December 31, 2000, commercial and real estate loans to these customers totaled $1,673,000.

      Commercial and real estate lending is performed by the Bank's Lending Division, which is comprised of seven loan officers and a credit analyst. The loan support staff includes the Loan Operations' and Administration staff of six, who are responsible for preparing loan documents, recording and processing new loans and loan payments, ensuring compliance with regulatory requirements, and working with the Lending Division, in order to ensure the timely receipt of all initial and ongoing loan documentation and the prompt reporting of any exceptions. Credit analysis on loans is performed by either individual loan officers or the credit analyst, using a credit analysis computer program, which provides not only the flexibility necessary to analyze loans but also the structure to ensure that all documentation requirements are appropriately met.

      Policies and procedures have been established by the Bank to promote safe and sound lending. Loan officers have individual lending authorities based on the individual's seniority and experience. Loans in excess of individual officers' lending limits are presented to the Officers' Loan Committee ("OLC"), which meets weekly, and is comprised of all loan officers and the President of the Bank. While a maximum of three loan officers may pool their loan authorities to approve a loan, most loans over $100,000 are brought to the OLC. The OLC has authority to approve unsecured loans up to $500,000 and secured loans up to $750,000. Loans over $500,000 on an unsecured basis and over $750,000 on a secured basis are brought to the Executive Loan Committee ("ELC"), which meets approximately twice per month. The ELC is comprised of two outside directors and the President of the Bank. In addition to approving new loans, this Committee approves the restructuring of existing loans and reviews past due loans.

      Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolio in dollar amounts is presented (before deductions for allowances for losses) as of the dates indicated.

                                                              At
                                                           December 31,
                                                 ------------------------------
                                                      2000            1999
                                                 -------------    -------------

Commercial ...................................   $  34,427,000    $  28,646,000
  Real Estate:
   Commercial mortgage .......................      55,213,000       50,752,000
   Residential mortgage ......................      20,320,000       20,991,000
Construction and development .................       7,135,000        6,540,000
Installment to individuals ...................       1,528,000        2,135,000
                                                 -------------    -------------
   Total Loans: ..............................     118,623,000      109,064,000
Less: Deferred income and unearned discounts .        (183,000)        (241,000)
                                                 -------------    -------------
  Total, net .................................   $ 118,440,000    $ 108,823,000
                                                 =============    =============

Commercial Business Lending

      The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one year to five years. These loans often require that borrowers maintain certain levels of deposits with the Bank as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 2000, commercial loans totaled $34,427,000.

      The Bank also offers SBA-guaranteed loans which provide better terms and more flexible repayment schedules than conventional financing. SBA loans are guaranteed up to a maximum of 85% of the loan's balance. As lending requirements of small businesses grow to exceed the Bank's lending limit, the Bank has the ability to sell participations in these larger loans to other financial institutions. The Bank believes that such participations will help to preserve lending relationships while providing a high level of customer service. At December 31, 2000, SBA- guaranteed loans totaled $7,391,000.

Real Estate Lending

      At December 31, 2000, the Bank's real estate loan portfolio consisted of commercial real estate mortgages totaling $55,213,000, and residential real estate mortgages totaling $20,320,000. The majority of these loans have adjustable rates. Commercial real estate loans are generally for terms of five years and amortize over a 15- and 25- year period. Commercial real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral.

      The majority of the $7,135,000 in loans classified as construction and land development loans at December 31, 2000 are primarily for construction and renovation of commercial real estate properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending involves significant additional risks, as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers. The payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Bank limits the aggregate amount of outstanding construction loans, and generally makes such loans only in its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Bank also obtains appraisals on each property in accordance with applicable regulations.

Consumer Lending

      The Bank's consumer lending includes loans for motor vehicles, home improvement, and small personal credit lines. Consumer loans generally involve more risk than first mortgage residential and commercial real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. At December 31, 2000, consumer loans totaled $1,528,000.

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

      Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 2000, the Bank had nonperforming loans of $309,000 and a ratio of nonperforming loans to total assets of 0.2%.

      Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of other real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2000, the total allowance was $1,654,000, which amounted to 1.40% of total loans and 536% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses.

      For the year ended December 31, 2000, gross interest income which would have been recorded had the non-accruing loans of $309,000 been current in accordance with their original terms amounted to $31,000. The amounts that were included in interest income on such loans was $26,000 for the year ended December 31, 2000. For further information regarding the Bank's allowance for loan losses and asset quality see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality" in the Annual Report to Shareholders and Note 4 to the Notes to the Consolidated Financial Statements.

Investment Activities

      The Bank's investment portfolio consists of obligations of U.S. Government agencies and corporations, mortgage-backed securities, and equity securities. At December 31, 2000, investments in obligations of U.S. Government agencies and corporations totaled $24,491,000 of which $21,491,000 were classified as available for sale. Total investment securities were $25,151,000 at December 31, 2000. For further information regarding the Bank's investments see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Analysis of Investments" in the Annual Report to Shareholders and
Note 3 to the Notes to the Consolidated Financial Statements.

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

      The Bank's deposits totaled $137,657, 000 at December 31, 2000. Demand deposits totaled $43,141,000 and comprised 31.4% of total deposits. Savings, NOW, and money market accounts totaled $45,512,000 and comprised 33.0% of total deposits. Certificates of deposits were 35.6% of the total deposits for a balance of $49,004,000. For further information regarding the Bank's deposits see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Deposits" in the Annual Report to Shareholders and Note 6 to the Notes to the Consolidated Financials Statements.

Borrowed Funds

      The Company's short-term borrowings consist of securities sold under repurchase agreements totaling $3,617,000 at December 31, 2000. Long-term debt consists of a term advance from the FHLB entered into on October 1, 1996, maturing on December 1, 2008, at a fixed rate of 6.95%. The FHLB advance totaled $888,000 at December 31, 2000. For further information regarding the Bank's borrowed funds see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Borrowed Funds" in the Annual Report to Shareholders and Notes 9 and 10 to the Notes to the Consolidated Financial Statements.

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

Employees

      At December 31, 2000, the Company employed 53 people on a full time basis. The employees are not represented by a union and management believes that its relations with its employees are good.

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

      Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital- raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. The validity of the source of strength doctrine has been and is likely to continue to be the subject of litigation-until definitively resolved by the courts or by Congress.

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

Item 2. Properties.

      The principal executive office of the Company and the main office of the Bank are located in leased space at 1627 K Street, N.W., Washington, D.C. 20006. The Bank leases four other offices, located at 1729 Wisconsin Avenue, N.W., Washington, D.C. 20007; Union Station, 50 Massachusetts Avenue, N.E., Washington, D.C. 20002; 1604 17th Street, N.W., Washington, D.C. 20009 and 802 7th Street, N.W., Washington, D.C. 20001. An additional ATM was opened in Union Station in 1989 and a third ATM was opened in Union Station in May 1994. Leases for these facilities expire as follows:

                  Location                           Expiration of Lease
                  ------------------------------------------------------
                  1627 K Street, N.W.                          2002
                  50 Massachusetts Avenue, N.E.                2009
                  Union Station ATM                            2009
                  Union Station ATM                            2009
                  802 7th Street, N.W.                         2007
                  1729 Wisconsin Avenue, N.W.                  2003

      In 2000, the Company and the Bank incurred rental expense on leased real estate of approximately $694,000. The Company considers all of the properties leased by the Bank to be suitable and adequate for their intended purposes.

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

                                               Prices of Common Stock
                                          --------------------------------
                                                                 Dividends
                                           High         Low         Paid
                                          ------      ------     ---------
Calendar Quarter Ended(1)
March 31, 1999                            $11.13      $10.81          $.10
June 30, 1999                              13.63       12.88           .10
September 30, 1999                         13.13       12.75           .10
December 31, 1999                          10.75       10.13           .10
March 31, 2000                             10.25        8.00           .10
June 30. 2000                               9.25        7.31           .10
September 30, 2000                          9.63        8.00           .11
December 31, 2000                          10.75       10.13           .11
----------
(1) Common Stock market data gives effect to a five-for-four stock spilt in the form of a stock dividend which took place on December 31, 1998.

      (b)   As of December 31, 2000, the Company had 605 stockholders of record.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Management's Discussion and Analysis is incorporated by reference to the Company's Annual Report to Shareholders, which is filed as Exhibit 13 hereto.

Item 7. Financial Statements and Supplementary Data.

See the Annual Report to Shareholders which is filed at Exhibit 13 hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None. However, in 2000 Keller Bruner & Company LLP was acquired by McGladrey & Pullen LLP. McGladrey & Pullen LLP continues to provide the Company with accounting and auditing services as the successor to Keller Bruner & Company LLP.

                                    PART III

      The information called for by Items 9, 10, 11 and 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by the Form 10-KSB.

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

10.8 Lease Agreement dated November 1, 1992 between Chase Manhattan Bank, N.A. as Trustee and The Adams National Bank (14)

10.9 Lease Agreement dated November I, 1992 between Chase Manhattan Bank, N.A. as Trustee and The Adams National Bank (15)

10.10 Lease Agreement dated April 21, 1988 between Union Station Joint Venture, Ltd. and The Adams National Bank (16)

10.11 Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (17)

10.12 Amendment dated December 20, 1993 to Lease Agreement dated April 21, 1989, as amended on August 1, 1989 between Union Station Joint Venture, Ltd. and The Adams National Bank (18)

10.13 Lease Agreement dated December 20, 1993 between Union Station Joint Venture, Ltd., and The Adams National Bank (19)

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

10.22       Employment Agreement between the Bank and Kate Walsh Carr

10.23       Grantor Trust of Abigail Adams National Bancorp, Inc. dated March 4,
            1998

10.24       Grantor Trust of The Adams National Bank dated March 4, 1998

13          Annual Report to Shareholders

21          Subsidiaries of the Registrant (28)

----------
(1) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

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

(25) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(26) Incorporated by reference to Exhibit 10 of the Company s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(27) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-K/A, dated April 21, 1995.

(28) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

      (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000, except that the Company filed a Form 8-K on December 31, 2000 to report that its auditor, Keller Bruner & Company LLP was acquired by McGladrey & Pullen, LLP.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersized, "hereunto duly authorized.

                                     ABIGAIL ADAMS NATIONAL BANCORP, INC.

      Date: March 23, 2001       By: /s/Jeanne D. Hubbard
                                     -------------------------------------------
                                     Jeanne D. Hubbard, Chairwoman of the Board,
                                     President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Jeanne D. Hubbard                  By: /s/Karen Schafke
    ------------------------------------      ----------------------------------
    Jeanne D. Hubbard, Chairwoman of the      Karen Schafke, Principal Financial
      Board and Chief Executive Officer        and Accounting Officer

Date: March 23, 2001                      Date: March 23, 2001

By: /s/A. George Cook                     By: /s/Marshall T. Reynolds
    ------------------------------------      ----------------------------------
    A.George Cook, Director                   Marshall T. Reynolds, Director

Date: March 23, 2001                      Date: March 23, 2001

By: /s/Robert L. Shell, Jr.               By: /s/Marianne Steiner
    ------------------------------------      ----------------------------------
    Robert L. Shell, Jr., Director            Marianne Steiner, Director

Date: March 23, 2001                      Date: March 23, 2001

By: /s/Joseph L. Williams                 By: /s/Bonita A. Wilson
    ------------------------------------      ----------------------------------
    Joseph L. Williams, Director              Bonita A. Wilson, Director

Date: March 23, 2001                      Date: March 23, 2001

By: /s/Kathleen W. Carr
    ------------------------------------
     Kathleen W. Carr, Director

Date: March 23, 2001

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

10.24       Grantor Trust of The Adams National Bank dated March 4, 1998

13          Annual Report to Shareholders

21          Subsidiaries of the Registrant (28)

27          Financial Data Schedule for Bank Holding Companies

----------
(1) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

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

(13)        Annual Report to Shareholders

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

(25) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(26) Incorporated by reference to Exhibit 10 of the Company s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(27) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-KA, dated April 21, 1995.

(28) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

            (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000, except that the Company filed a Form 8-K on December 31, 2000 to report that its auditor, Keller Bruner & Company LLP was acquired by McGladrey & Pullen, LLP.