Form 10QSB
period 2001-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2001-05-14
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           March 31, 2001
                                        ------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  -----------------

      Commission file number   0-10971
                              --------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of May 1, 2001: 2,177,619 shares of Common Stock, Par Value $0.01/share

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ----     ----

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

      Item 1 - Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets                          2
               Condensed Consolidated Statements of Income                    3
               Condensed Consolidated Statements of Changes in
               Stockholder's Equity                                           4
               Condensed Consolidated Statements of Cash Flows                5
               Notes to Condensed Consolidated Financial Statements           6

      Item 2 - Management's Discussion and Analysis                        7-14

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                              14

     Item 4 - Submission of Matters to Vote of Securities Holders            14

     Item 5 - Other Matters                                                  14

     Item 6 - Exhibits and Reports on Form 8-K                               14

     Signatures                                                              15

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                 March 31, 2001(unaudited) and December 31, 2000

                                                                                            March 31,          December 31,
                                                                                               2001                 2000
                                                                                      -----------------   ------------------
Assets
   Cash and due from banks                                                                   $6,488,047           $5,182,596
   Federal funds sold                                                                         7,816,488            4,741,553
         Cash and cash equivalents                                                           14,304,535            9,924,149
                                                                                      -----------------   ------------------
   Interest-bearing deposits in other banks                                                   4,267,269            5,152,317
   Investment securities available for sale at fair value                                    18,515,101           22,135,045
   Investment securities held to maturity (market value of $2,018,637 and
      $3,009,132 for 2001 and 2000, respectively                                              2,012,372            3,015,683
   Loans                                                                                    118,038,159          118,439,961
      Less: allowance for loan losses                                                       (1,712,541)          (1,654,033)
                                                                                      -----------------   ------------------
      Loans, net                                                                            116,325,618          116,785,928
                                                                                      -----------------   ------------------
   Bank premises and equipment, net                                                             807,371              794,923
   Other assets                                                                               2,050,032            2,842,943
                                                                                      -----------------   ------------------
        Total assets                                                                       $158,282,298         $160,650,988
                                                                                      =================   ==================

Liabilities and Stockholders' equity
Liabilities:
   Deposits
      Noninterest-bearing deposits                                                          $39,879,677          $43,141,088
      Interest-bearing deposits                                                              93,338,821           94,516,086
                                                                                      -----------------   ------------------
        Total deposits                                                                      133,218,498          137,657,174
                                                                                      -----------------   ------------------
   Short-term borrowings                                                                      5,629,749            3,616,718
   Long-term debt                                                                               868,745              887,515
   Other liabilities                                                                          1,067,237            1,516,171
                                                                                      -----------------   ------------------
        Total liabilities                                                                   140,784,229          143,677,578
                                                                                      -----------------   ------------------
Commitments and contingencies (Note 2) Stockholders' equity:
   Common stock,  $0.01 par value, authorized 5,000,000 shares; issued 2,188,218
      shares; outstanding 2,177,619 shares                                                       21,883               21,883
   Capital surplus                                                                           12,992,334           12,992,334
   Retained earnings                                                                          4,555,997            4,087,583
      Less: Employee Stock Ownership Plan,  7,875 shares, at cost                              (55,122)             (55,122)
      Less: Treasury stock, 10,599 shares, at cost                                             (87,144)             (87,144)
   Accumulated other comprehensive income                                                        70,121               13,876
                                                                                      -----------------   ------------------
        Total stockholders' equity                                                           17,498,069           16,973,410
                                                                                      -----------------   ------------------
        Total liabilities and stockholders' equity                                         $158,282,298         $160,650,988
                                                                                      =================   ==================

See notes to consolidated financial statements.

                           ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                               Condensed Consolidated Statements of Income
                           For the Three Months Ended March 31, 2001 and 2000
                                               (Unaudited)


                                                                         2001                 2000
                                                                 ------------------   -------------------
Interest income
    Interest and fees on loans                                           $2,732,032            $2,465,189
    Interest and dividends on investment securities:
       Taxable                                                              339,931               260,869
       Nontaxable                                                                --                 3,282
    Other interest income                                                   168,923               154,629
                                                                 ------------------   -------------------
       Total interest income                                              3,240,886             2,883,969
                                                                 ------------------   -------------------
Interest expense
    Interest on deposits                                                    964,691               878,991
    Interest on short-term borrowings                                        50,285                38,044
    Interest on long-term debt                                               15,093                16,481
                                                                 ------------------   -------------------
        Total interest expense                                            1,030,069               933,516
                                                                 ------------------   -------------------
Net interest income                                                       2,210,817             1,950,453
    Provision for loan losses                                                60,000               173,000
                                                                 ------------------   -------------------
Net interest income after provision for loan losses                       2,150,817             1,777,453
                                                                 ------------------   -------------------
Noninterest income
    Service charges on deposit accounts                                     355,523               315,190
    Other income                                                            188,421                57,717
                                                                 ------------------   -------------------
        Total noninterest income                                            543,944               372,907
                                                                 ------------------   -------------------
Noninterest expense
    Salaries and employee benefits                                          739,875               583,199
    Occupancy and equipment expense                                         286,083               313,291
    Professional fees                                                        68,207                67,695
    Data processing fees                                                     93,783               116,942
    Other operating expense                                                 342,847               231,681
                                                                 ------------------   -------------------
        Total noninterest expense                                         1,530,795             1,312,808
                                                                 ------------------   -------------------
Income before provision for income taxes                                  1,163,966               837,552
Provision for income taxes                                                  458,831               331,439
                                                                 ------------------   -------------------
        Net income                                                         $705,135              $506,113
                                                                           --------
                                                                 ==================   ===================

Earnings per share:
       Basic                                                                  $0.33                 $0.25
       Diluted                                                                $0.33                 $0.24

Average common shares outstanding:
       Basic                                                              2,169,744             2,069,810
       Diluted                                                            2,172,814             2,109,415

See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                                                           Accumulated
                                                                                              Employee        Other
                                                                                               Stock       Comprehensive
                                            Common      Capital     Retained      Treasury    Ownership       Income
                                            Stock       Surplus     Earnings       Stock      Plan (ESOP)     (Loss)        Total
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 1999                $20,945   $12,478,090    $2,528,366   ($70,989)  ($109,586)   ($388,166)   $14,458,660
Comprehensive income:
  Net income                                     --            --       506,113          --          --           --       506,113
  Change in net unrealized loss
      on investment securities available
    for sale, net of taxes of $1,860             --            --            --          --          --      (2,704)       (2,704)
                                                                                                                          ----------
        Total comprehensive income               --            --            --          --          --           --       503,409
                                                                                                                          ----------
Dividends declared ($0.10 per share)             --            --     (208,934)          --          --           --     (208,934)

                                            ----------------------------------------------------------------------------------------
Balance at March 31, 2000                     20,945    12,478,090     2,825,545    (70,989)   (109,586)    (390,870)    14,753,135
                                            ========================================================================================


Balance at December 31, 2000                 $21,883   $12,992,334    $4,087,583   ($87,144)   ($55,122)      $13,876   $16,973,410
Comprehensive income:
  Net income                                      --            --       705,135          --          --           --       705,135

  Change in net unrealized gain on
        investment securities available
        for sale, net of  taxes of $38,346        --            --            --          --          --       56,245        56,245
                                                                                                                          ----------
        Total comprehensive income                --            --            --          --          --           --       761,380
                                                                                                                          ----------
Dividends declared ($0.11 per share)              --            --     (236,721)          --          --           --     (236,721)

                                            ----------------------------------------------------------------------------------------
Balance at March 31, 2001                    $21,883   $12,992,334    $4,555,997   ($87,144)   ($55,122)      $70,121   $17,498,069
                                            ========================================================================================

See notes to consolidated financial statements

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                             2001                  2000
                                                                                      -----------------     -----------------
Cash flows from Operating Activities:

Net Income                                                                                     $705,135              $506,113
                                                                                               ========
Adjustments to reconcile net income to net cash provided by operating activities:

  Provision for loan losses                                                                      60,000               173,000
  Depreciation and amortization                                                                  71,458                89,796
  Accretion of loan discounts and fees                                                         (36,273)              (27,238)
  Net discount (accretion)/premium amortization on investment securities                       (14,040)                    31
  Decrease (increase) in other assets                                                           753,073           (1,257,338)
  (Decrease) increase in other liabilities                                                    (448,933)                12,027
                                                                                      -----------------     -----------------
      Net cash provided by (used in) operating activities                                     1,090,420             (503,609)
                                                                                      -----------------     -----------------

Cash flows from Investing Activities:
Proceeds from maturities of investment securities held to maturity                              999,366               310,000
Proceeds from maturities of investment securities available for sale                          9,028,548                    --
Proceeds from repayment of mortgage-backed securities                                             3,971                 8,956
Purchase of investment securities available for sale                                        (5,300,000)                    --
Net decrease (increase) in interest-bearing deposits in other banks                             885,048           (1,557,508)
Net decrease in loans                                                                           438,075             1,279,656
Purchase of bank premises and equipment                                                        (83,906)              (20,620)
      Net cash provided by investing activities                                               5,971,102                20,484
                                                                                      -----------------     -----------------

Cash flows from Financing Activities:
Net decrease in transaction and savings deposits                                            (1,058,434)           (1,830,161)
Net (decrease) increase in time deposits                                                    (3,380,242)               435,494
Net increase  in short-term borrowings                                                        2,013,031             1,728,126
Payments on long-term debt                                                                     (18,770)              (17,075)
Cash dividends paid to common stockholders                                                    (236,721)             (208,934)
                                                                                      -----------------     -----------------
      Net cash (used in) provided by financing activities                                   (2,681,136)               107,450
                                                                                      -----------------     -----------------
      Net increase (decrease) in cash and cash equivalents                                    4,380,386             (375,675)
Cash and cash equivalents at beginning of year                                                9,924,149            10,712,933
                                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                                  $14,304,535           $10,337,258
                                                                                      =================     =================

Supplementary disclosures:
  Interest paid on deposits and borrowings                                                   $1,029,133              $904,225
                                                                                      =================     =================
  Income taxes paid                                                                            $345,492              $200,000
                                                                                      =================     =================

See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements


1.  Basis of presentation

     Abigail Adams National Bancorp, Inc. (the "Company") is the parent company of The Adams National Bank (the "Bank"). As used herein, the term Company includes the Bank, unless the context otherwise requires.

     The Company and the Bank prepare their financial statements on the accrual basis and in conformity with generally accepted accounting principles. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2001 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassifications may have been made to amounts previously reported in 2000 to conform with the 2001 presentation.

       2. Contingent Liabilities

     In the normal course of business, there are various outstanding commitments and contigent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

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



                                                        For the 3 Months
                                                         Ended March 31
                                                          (unaudited)
                                                 ----------------------------

                                                     2001            2000
                                                 -----------    -------------
Basic EPS weighted average shares outstanding      2,169,744        2,069,810
Dilutive effect of stock options                       3,070           39,605
                                                 -----------    -------------
Diluted EPS weighted average shares outstanding    2,172,814        2,109,415
                                                 ===========    =============

No adjustments were made to net income in the computation of earnings per share for either of the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2000.

     Overview

     The Company reported net income for the three months ended March 31, 2001 of $705,000, or $0.33 per share diluted, for an annualized return on average assets of 1.84% and an annualized return on average equity of 16.50%. Net income for the first quarter of the current year increased 39.32%, as compared to the same period in 2000. In comparison, net income for the three months ended March 31, 2000 was $506,000 or $0.24 per share diluted, with a return on average assets of 1.43% and a return on average equity of 13.77%.

     Net Interest Income

     Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income increased by $261,000, or 13.4%, to $2,211,000 for the three months ended March 31, 2001, as compared to $1,950,000 for the comparable period in 2000. Average earning assets totaling $148,260,000 increased by $15,163,000, or 11.4%, as compared to the average of $133,097,000 for the first quarter of 2000. Average interest bearing liabilities for the first quarter of 2001 of $97,058,000 increased by $7,191,000, or 8.00%, as compared to the average of $89,867,000 for the first quarter of 2000. The yield on total earning assets was 8.87% , an increase of 18 basis points from the yield of 8.69% for the first quarter of 2000. The cost of funds was 4.30%, an increase of 13 basis points from the yield of 4.17% for the first quarter of 2000, predominantly due to the higher rates paid on certificates of deposit opened last year with terms averaging one year. Interest rates increased during the first and second quarters of 2000 and remained at those levels until the first quarter of 2001, when interest rates started to decline. The net interest margin (net interest income as a percentage of average interest-earning assets) was 6.05% for the first quarter of 2001, as compared to 5.88% for the same period in 2000, an increase of 17 basis points. The net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) was 4.57% for the first quarter of 2001, as compared to 4.52% for the first quarter of 2000, an increase of 5 basis points.

     Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the first quarter of 2001and 2000 are presented on a comparative basis in the following table.


  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
               For the Three Months Ended March 31, 2001 and 2000
                             (Dollars in Thousands)

                                                       2001                                     2000
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
  Loans (a)                                $114,673      $2,732       9.66%       $105,382        $2,465        9.38%
  Investment securities (b)                  21,450         340       6.43%         16,691           264        6.35%
  Federal funds sold                          7,591         104       5.55%          5,801            81        5.58%
  Interest-bearing bank balances              4,546          65       5.80%          5,223            74        5.68%
                                        ----------- -----------                -----------  ------------
       Total earnings assets                148,260       3,241       8.87%        133,097         2,884        8.69%
                                        ----------- -----------                -----------  ------------
  Allowance for loan losses                 (1,669)                                (1,195)
  Cash and due from banks                     6,534                                  5,590
  Other assets                                2,391                                  2,699
       Total assets                        $155,516                               $140,191
                                        ===========                            ===========

Liabilities and Stockholders' Equity
  Savings, NOW and Money market             $44,983         337       3.04%        $42,997           333        3.11%
  Certificates of deposit                    45,823         628       5.55%         42,150           547        5.20%
  Customer repurchase agreements              5,371          50       3.80%          3,768            38        4.05%
  Long- term debt                               881          15       6.95%            952            16        6.94%
       Total interest-bearing liabilities    97,058       1,030       4.30%         89,867           934        4.17%
                                        ----------- -----------                -----------  ------------
  Noninterest bearing deposits               40,452                                 34,963
  Other liabilities                             676                                    616
  Stockholders' equity                       17,330                                 14,745
       Total liabilities and stockholders'
          equity                           $155,516                               $140,191
                                        ===========                            ===========

Net interest income                                      $2,211                                   $1,950
                                                    ===========                             ============
Net interest spread                                                   4.57%                                     4.52%
Net interest margin                                                   6.05%                                     5.88%

     a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

     b) Yields related to investment securities exempt from D.C. income taxes (9.975%) are stated on a fully tax-equivalent basis.

     Noninterest Income

     Total noninterest income for the three months ended March 31, 2001 was $544,000, an increase of $171,000 or 45.9%, compared to the first quarter of 2000. Other income totaled $188,000, an increase of $131,000 or 226.5%, as compared to the first quarter of 2000. Income realized from the unamortized discounts on investment securities that were called during the first quarter of 2001 totaled $121,000. Also included was a $37,000 gain on the sale of the guaranteed portion of SBA loans, as compared to a $30,000 gain on sale of SBA loans for the same period in 2000. Service charges on deposit accounts increased 12.8% for the first quarter of 2001, as compared to the same period in 2000.

     Noninterest Expense

     Total noninterest expense for the three months ended March 31, 2001 increased $218,000 or 16.6% to $1,531,000, as compared $1,313,000 for the first quarter of 2000. The Company's efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) improved to 55.6% for the first quarter of 2001, as compared to 56.5% for the same quarter in 2000. Salaries and benefits of $740,000 increased by $157,000 or 26.86%, as compared to the first quarter of 2000, due to the additions to the loan department staff. Net occupancy expense of $286,000 for the first quarter of 2001 decreased $27,000, or 8.7%, from the same period one year earlier, due to lower depreciation expense associated with furniture and equipment that is now fully depreciated and due to lower service contract expense on equipment. Professional fees of $68,000 increased less than 1%, as compared to the first quarter of 2000. Data processing expense of $94,000 decreased by $23,000 or 19.8%, compared to the first quarter of 2000, reflecting the cost savings of processing the back-office function in-house that was put in place in April of 2000. Other operating expense of $343,000 for the first quarter of 2001 increased by $111,000 or 47.8% from the first quarter of 2000. The largest variances in other operating expenses compared to the prior year were as follows: 1) director fees increased by $30,000, due to an increase in the fee paid per meeting; 2) printing expenses for shareholders' reports increased $23,000 in the first quarter of 2001, which in the prior year were recorded in the second quarter; 3) an increase in deposit accounts charged-off totaling $13,000; 4) an increase in charitable contributions of $10,000; and 5) an increase in travel expenses of $15,000, due to travel expenses relating to training and seminar attendance.

     Income Tax Expense

     Income tax expense of $459,000 for the three months ended March 31, 2001 increased $127,000 from the same period in 2000, due primarily to the increase in pretax income. The Company's effective tax rate for the first quarter of 2001 was 39.4%, as compared to 39.6% for the first quarter of 2000.


Financial Condition

     Overview

     Total assets decreased to $158,282,000 at March 31, 2001 from $160,651,000 at December 31, 2000, a decrease of $2,369,000 or 1.47%. The decrease in assets was primarily attributable to the decrease in investment securities, as a result of called U.S. government agency bonds. The book value per share of common stock at March 31, 2001 was $8.06, as compared to $7.82 at December 31, 2000. On March 31, 2001, the quarterly dividend paid was $0.11 per share, an increase of $0.01 per share from the first quarter of 2000.

     Loans

     The loan portfolio at March 31, 2001 was $118,038,000, a decrease of $402,000 or 0.3%, as compared to the December 31, 2000 balance of $118,440,000. The guaranteed portion of SBA loans totaling $580,000 were sold during the first three months of 2001. Commercial real estate secured loans grew 4.2% or $2,755,000, installment loans increased 2.1% or $399,000, and commercial loans decreased 10.9% or $3,526,000, from the previous year end, due to prepayments in excess of new loans added to the portfolio.

     Investment securities

     Total investment securities decreased by $4,624,000 or 18.4% to $20,527,000 at March 31, 2001 from $25,151,000 at December 31, 2000. This net decrease reflects $10,028,000 in investment securities that were called, which resulted in an additional $121,000 in income realized from the unamortized portion of the discounts on those securities. Available-for-sale securities, consisting of U.S. government agencies, purchased in the first quarter totaled $5,300,000.

     Short-term investments

     Federal funds sold of $7,817,000 at March 31, 2001 increased $3,075,000 or 64.9% from $4,742,000 at December 31, 2000. Interest-bearing deposits in other banks decreased $885,000 or 17.2% to $4,267,000 from $5,152,000 at December 31,
2000.

     Deposits

     Total deposits decreased by $4,439,000, or 3.2% to $133,218,000 at March 31, 2001 from the December 31, 2000 balance of $137,657,000. Demand deposits of $39,880,000 decreased $3,261,000, or 7.6% from $43,141,000 at year end. NOW accounts grew 2.6% or $441,000 to  $17,558,000,  as compared to  $17,117,000  at
December 31, 2000. Money market accounts increased $1,862,000 or 7.5% to $26,684,000 from the balance of $24,822,000 reported at year end, due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Savings deposits decreased $100,000 to $3,473,000 from $3,573,000 at December 31, 2000. Total certificates of deposit decreased by $3,380,000 or 6.9% to $45,624,000 from the December 31, 2000 balance of $49,004,000.

     Short-term borrowings and long-term debt

     Short-term borrowings consisting entirely of customer repurchase agreements increased $2,013,000 or 55.7% to $5,630,000 at March 31, 2001 from the December 31, 2000 balance of $3,617,000, as a result of normal fluctuations in the balances of the Bank's large corporate customers.

     Long-term debt consisting of a Federal Home Loan Bank advance decreased $19,000 or 2.1% to $869,000 from the balance of $888,000 at December 31, 2000, as a result of scheduled prepayments.

     Stockholders' equity

     Stockholders' equity at March 31, 2001 was $17,498,000, an increase of $525,000 or 3.1% from December 31, 2000 balance of $16,973,000. This increase was attributable to net income for the quarter of $705,000, an increase in the unrealized gain on investment securities classified as available for sale of $56,000, less the dividends paid on the Company's common stock totaling $237,000.


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

     During the first three months of 2001, the Bank added $60,000 to the loan loss reserve. At March 31, 2001, the allowance for loan losses as a percentage of outstanding loans was 1.45%, as compared to 1.40% at December 31, 2000. Management evaluates the risk characteristics of the loan portfolio on an ongoing basis, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,713,000 at March 31, 2001 to be adequate.

     The table entitled "Allocation of Allowances for Loan Losses" sets forth an analysis of the allocation for loan losses by categories as of March 31, 2001 and December 31, 2000.


                    Allocation of Allowances for Loan Losses
           For the Periods Ended March 31, 2001 and December 31, 2000


                                       March 31, 2001                    December 31, 2000
                              --------------------------------    -------------------------------
                                                  % of Loans                         % of Loans
                                 Reserve           to Total          Reserve          to Total
                                  Amount            Loans            Amount            Loans
                              --------------    --------------    -------------    --------------
                                                     (Dollars in Thousands)

Commercial                              $662             39.2%             $602             42.6%
Real estate - secured                    972             58.1%              942             55.8%
Installment                               79              2.7%               66              1.6%
Unallocated                               --                --               44                --
   Total loans                        $1,713            100.0%           $1,654            100.0%
                              ==============    ==============    =============    ==============


     The following table summarizes the transactions in the allowance for loan losses for the three months ended March 31, 2001 and 2000 are summarized as follows:


             Transactions in the Allowance for Loans Losses for the
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)


                                                     2001             2000
                                                 ------------     ------------
Balance at January 1                                   $1,654           $1,137
                                                 ------------     ------------
Provision for loan losses                                  60              173
                                                 ------------     ------------
Recoveries:
          Commercial                                        2                4
          Installment to individuals                        1               10
                                                 ------------     ------------
          Total recoveries                                  3               14
                                                 ------------     ------------
Charge-offs:
          Commercial                                       --               --
          Installment to individuals                      (4)              (8)
                                                 ------------     ------------
                   Total charge-offs                      (4)              (8)
                                                 ------------     ------------
Net (charge-offs) recoveries                              (1)                6
                                                 ------------     ------------
Balance at end of period                               $1,713           $1,316
                                                 ============     ============

Ratio of net charge-offs (recoveries) to average     (0.001)%           0.006%
                   total loans
Average total loans outstanding during the year      $114,673         $105,382

     Nonperforming Assets

     Nonperforming assets at March 31, 2001 consisted entirely of nonaccrual loans totaling $279,000, a decrease of $30,000 from the $309,000 reported at December 31, 2000. The nonaccrual loan balances guaranteed by the U.S. Small Business Administration ("SBA") totaled $207,000 at March 31, 2001. The table entitled "Analysis of Nonperforming Assets" presents nonperforming assets, by category, at March 31, 2001 and December 31, 2000.


     Past Due and Potential Problem Loans

     There were no loans contractually past due 90 days or more and still accruing interest at March 31, 2001 and at December 31, 2000. Loans totaling $2,211,000 were classified as monitored credits, an increase of $1,059,000 from the balance of $1,152,000 at December 31, 2000. The balances of classified credits guaranteed by the SBA totaled $517,000 and $486,000 at March 31, 2001 and December 31, 2000, respectively. Classified loans are subject to management's attention, and their classification is reviewed on a quarterly basis.


                        Analysis of Nonperforming Assets
                     At March 31, 2001 and December 31, 2000
                             (Dollars in thousands)



                                                     2001                2000
                                                    ------              -----
Nonaccrual loans:
Commercial                                            $196                $309
Installment                                             83                  --
                                                    ------             -------
      Total nonaccrual loans                           279                 309
                                                      ----              ------

Past due loans:
Installment                                             --                  --
                                                    ------              ------
      Total past due loans                              --                  --
                                                    ------              ------

Total nonperforming assets                            $279                $309
                                                      ====                ====

Nonperforming assets exclusive of SBA guarantee        $72                 $72
Nonperforming assets to gross loans                   0.24%               0.26%
Nonperforming assets to total assets                  0.18%               0.19%
Allowance for loan losses to nonperforming assets      613%                536%



Liquidity and Capital Resources

     Liquidity

     Principal sources of liquidity are cash and cash equivalents. On March 31, 2001, liquid assets totaled $18,572,000 or 11.7% of total assets. In comparison, liquid assets were $15,076,000 or 9.4% of total assets at December 31, 2000. The Company has additional sources of liquidity available, one of which is unpledged investment securities available for sale that totaled $9,649,000 at March 31, 2001. In addition, the Bank has unsecured lines of credit available from correspondent banks, which can provide up to $7,000,000 in liquidity, as well as, a line of credit through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region. The Bank is eligible to borrow up to approximately $18,125,000 in funds from the FHLB collateralized by loans secured by first liens on one-to-four family or multifamily dwellings and commercial mortgages, as well as, investment securities.

     Capital Resources

     The following table presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at March 31, 2001 and December 31, 2000. Both the Company and the Bank continue to be considered "well capitalized" and exceed the regulatory guidelines.



                                                  Actual                   Minimum Capital            Minimum To Be Well
                                                                            Requirements                 Capitalized
                                        --------------------------    -------------------------    ------------------------
                                          Amount          Ratio         Amount         Ratio         Amount        Ratio
                                        -----------    -----------    ----------    -----------    ----------    ----------
                                                                       (Dollars in Thousands)
                                                                                    -----------
March 31, 2001:
Total Capital to Risk Weighted Assets:
Consolidated                                $19,040         14.75%       $10,330          8.00%            N/A          N/A
        Bank                                 18,971         14.71%        10,316          8.00%        12,895        10.00%

Tier 1 Capital to Risk Weighted Assets:
        Consolidated                         17,428         13.50%         5,165          4.00%           N/A           N/A
        Bank                                 17,109         13.27%         5,158          4.00%         7,737         6.00%

Leverage Ratio:
        Consolidated                         17,428         11.21%         6,221          4.00%           N/A           N/A
        Bank                                 17,109         11.01%         6,216          4.00%         7,769         5.00%

December 31, 2000:
Total Capital to Risk Weighted Assets:
        Consolidated                        $18,588         14.19%       $10,478          8.00%            N/A          N/A
        Bank                                 17,968         13.79%        10,425          8.00%        13,031        10.00%

Tier 1 Capital to Risk Weighted Assets:      16,960         12.95%         5,239          4.00%           N/A           N/A
        Consolidated                         16,339         12.54%         5,212          4.00%         7,819         6.00%
        Bank

Leverage Ratio:                              16,960         10.61%         6,393          4.00%           N/A           N/A
        Consolidated                         16,339         10.21%         6,403          4.00%         8,004         5.00%
        Bank

N/A = not applicable


Interest Rate Sensitivity

     Through the Bank's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to fluctuations in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The company manages its interest rate risk sensitivity through the use of a simulation model that project the impact of rate shocks, rate cycles and rate forecast risk estimates on the net interest income and economic value of equity. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift up or down parallel to its beginning position. This simulation provides a test for embedded interest rate risk estimates and other factors such as prepayments, repricing limits, and decay factors. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis, the impact to the net interest income and the economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is moderate.

Forward Looking Statements

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

        None.

Item 5 - Other Matters

        None.

Item 6 - Exhibits and Reports on Form 8-K

(a)     No reports on Form 8-K were filed for the period covered by this report.
(b)     Exhibits - None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                                   Registrant



Date: May 11, 2001                      /s/ Jeanne D. Hubbard
     --------------                     ---------------------------------------
                                        Jeanne  D. Hubbard
                                        Chairwoman of the Board,
                                        President and Director
                                       (Principal Executive Officer)