Form 10QSB
period 2001-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2001-08-13
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2001
                              ------------------------------------


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

                                      N / A
       Former name, address, and fiscal year, if changes since last report

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

State the number of shares outstanding of each of the issuer's classes of common equity as of August10, 2001:
                2,177,619 shares of Common Stock, Par Value $0.01/share

Transitional Small Business Disclosure Format (check one):   Yes        No  |X|

                                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----
         Item 1 - Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets                     1
                  Condensed Consolidated Statements of Income               2
                  Condensed Consolidated Statements of Changes
                    in Stockholder's Equity                                 3
                  Condensed Consolidated Statements of Cash Flows           4
                  Notes to Condensed Consolidated Financial Statements      5

         Item 2 - Management's Discussion and Analysis                     6-14


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                        15

         Item 4 - Submission of Matters to Vote of Securities Holders      15

         Item 5 - Other Matters                                            15

         Item 6 - Exhibits and Reports on Form 8-K                         15

         Signatures                                                        16



               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                 June 30, 2001(unaudited) and December 31, 2000
                                                                                          June 30,           December 31,
                                                                                            2001                 2000
                                                                                      -----------------   ------------------
Assets
   Cash and due from banks                                                                   $6,573,656           $5,182,596
   Federal funds sold                                                                         4,026,871            4,741,553
         Cash and cash equivalents                                                           10,600,527            9,924,149
                                                                                      -----------------   ------------------
   Interest-bearing deposits in other banks                                                   4,079,515            5,152,317
   Investment securities available for sale at fair value                                    22,026,666           22,135,045
   Investment securities held to maturity (market value of $508,440 and
      $3,009,132 for 2001 and 2000, respectively                                                507,697            3,015,683
   Loans                                                                                    121,874,363          118,439,961
      Less: allowance for loan losses                                                       (1,771,830)          (1,654,033)
                                                                                      -----------------   ------------------
      Loans, net                                                                            120,102,533          116,785,928
                                                                                      -----------------   ------------------
   Bank premises and equipment, net                                                             766,673              794,923
   Other assets                                                                               3,024,914            2,842,943
                                                                                      -----------------   ------------------
        Total assets                                                                       $161,108,525         $160,650,988
                                                                                      =================   ==================

Liabilities and Stockholders' equity
Liabilities:
   Deposits
      Noninterest-bearing deposits                                                          $41,528,703          $43,141,088
      Interest-bearing deposits                                                              95,554,823           94,516,086
                                                                                      -----------------   ------------------
        Total deposits                                                                      137,083,526          137,657,174
                                                                                      -----------------   ------------------
   Short-term borrowings                                                                      3,825,201            3,616,718
   Long-term debt                                                                               849,525              887,515
   Other liabilities                                                                          1,420,155            1,516,171
                                                                                      -----------------   ------------------
        Total liabilities                                                                   143,178,407          143,677,578
                                                                                      -----------------   ------------------
Commitments and contingencies (Note 2) Stockholders' equity:
   Common stock,  $0.01 par value, authorized 5,000,000 shares; issued 2,188,218
      shares; outstanding 2,177,619 shares                                                       21,883               21,883
   Capital surplus                                                                           12,992,334           12,992,334
   Retained earnings                                                                          5,005,527            4,087,583
      Less: Employee Stock Ownership Plan,  7,875 shares, at cost                              (55,122)             (55,122)
      Less: Treasury stock, 10,599 shares, at cost                                             (87,144)             (87,144)
   Accumulated other comprehensive income                                                        52,640               13,876
                                                                                      -----------------   ------------------
        Total stockholders' equity                                                           17,930,118           16,973,410
                                                                                      -----------------   ------------------
        Total liabilities and stockholders' equity                                         $161,108,525         $160,650,988
                                                                                      =================   ==================

See notes to consolidated financial statements.


                                ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                    Condensed Consolidated Statements of Income
                                   For the Periods Ended June 30, 2001 and 2000
                                                    (Unaudited)

                                                       For the three months ended       For the six months ended
                                                                June 30,                        June 30,
                                                     -------------------------------  -----------------------------
                                                          2001             2000           2001            2000
                                                     --------------   --------------  -------------   -------------
Interest income
    Interest and fees on loans                           $2,685,186       $2,581,040     $5,417,218      $5,046,229
    Interest and dividends on investment securities:
       Taxable                                              326,879          260,451        666,810         521,320
       Nontaxable                                                --               --             --           3,282
    Other interest income                                   124,709          164,170        293,633         318,800
                                                     --------------   --------------  -------------   -------------
       Total interest income                              3,136,774        3,005,661      6,377,661       5,889,631
                                                     --------------   --------------  -------------   -------------
Interest expense
    Interest on deposits                                    899,776          871,886      1,864,467       1,750,877
    Interest on short-term borrowings                        41,096           45,175         91,382          83,219
    Interest on long-term debt                               15,108           16,344         30,201          32,826
                                                     --------------   --------------  -------------   -------------
        Total interest expense                              955,980          933,405      1,986,050       1,866,922
                                                     --------------   --------------  -------------   -------------
Net interest income                                       2,180,794        2,072,256      4,391,611       4,022,709
    Provision for loan losses                                60,000          140,000        120,000         313,000
                                                     --------------   --------------  -------------   -------------
Net interest income after provision for loan losses       2,120,794        1,932,256      4,271,611       3,709,709
                                                     --------------   --------------  -------------   -------------
Noninterest income
640,319vice charges on deposit accounts                                                                 325,129
    Other income                                            103,090           88,208        291,512         145,925
                                                     --------------   --------------  -------------   -------------
        Total noninterest income                            504,880          413,337      1,048,825         786,244
                                                     --------------   --------------  -------------   -------------
Noninterest expense
    Salaries and employee benefits                          738,713          581,030      1,478,589       1,164,229
    Occupancy and equipment expense                         289,754          312,810        575,837         626,101
    Professional fees                                        50,035          100,449        118,242         168,144
    Data processing fees                                    101,637          118,333        195,421         235,275
    Other operating expense                                 287,605          265,827        630,451         497,508
                                                     --------------   --------------  -------------   -------------
        Total noninterest expense                         1,467,744        1,378,449      2,998,540       2,691,257
                                                     --------------   --------------  -------------   -------------
Income before provision for income taxes                  1,157,930          967,144      2,321,896       1,804,696
Provision for income taxes                                  450,157          384,973        908,988         716,413
                                                     --------------   --------------  -------------   -------------
        Net income                                         $707,773         $582,171     $1,412,908      $1,088,283
                                                     ==============   ==============  =============   =============

Earnings per share:
       Basic                                                  $0.33            $0.27          $0.65           $0.51
       Diluted                                                $0.33            $0.27          $0.65           $0.51

Average common shares outstanding:
       Basic                                              2,169,744        2,136,774      2,169,744       2,103,292
       Diluted                                            2,174,905        2,147,235      2,173,860       2,128,325

See notes to consolidated financial statements.


                                               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                       Condensed Consolidated Statements of Changes in Stockholders' Equity
                                                     Six Months Ended June 30, 2001 and 2000
                                                                   (Unaudited)
                                                                                                              Accumulated
                                                                                                   Employee      Other
                                                                                                    Stock    Comprehensive
                                                            Capital       Retained       Treasury  Ownership    Income
                                           Common Stock   Surplus       Earnings        Stock    Plan (ESOP)  (Loss)         Total
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 1999                  $20,945   $12,478,090    $2,528,366   ($70,989)  ($109,586)   ($388,166)   $14,458,660
Comprehensive income:
  Net income                                       --            --     1,088,283          --          --           --     1,088,283
  Change in net unrealized loss on
      investment securities available
      for sale, net of taxes of $8,786             --            --            --          --          --     (12,768)      (12,768)
                                                                                                                       -------------
        Total comprehensive income                 --            --            --          --          --           --     1,075,515
                                                                                                                       -------------
Dividends declared ($0.20 per share)               --            --     (427,240)          --          --           --     (427,240)
Issuance of shares under Employee
      Incentive Stock Option Plan                 937       504,312            --          --          --           --       505,249

                                           -----------------------------------------------------------------------------------------
Balance at June 30, 2000                      $21,882   $12,982,402    $3,189,409   ($70,989)  ($109,586)   ($400,934)   $15,612,184
                                           =========================================================================================


Balance at December 31, 2000                  $21,883   $12,992,334    $4,087,583   ($87,144)   ($55,122)      $13,876   $16,973,410
Comprehensive income:
  Net income                                       --            --     1,412,908          --          --           --     1,412,908
  Change in net unrealized gain on
        investment securities available
        for sale, net of taxes of $26,405          --            --            --          --          --       38,764        38,764
                                                                                                                       -------------
        Total comprehensive income                 --            --            --          --          --           --     1,451,672
                                                                                                                       -------------
Dividends declared ($0.23 per share)               --            --     (494,964)          --          --           --     (494,964)

                                           -----------------------------------------------------------------------------------------
Balance at June 30, 2001                      $21,883   $12,992,334    $5,005,527   ($87,144)   ($55,122)      $52,640   $17,930,118
                                           =========================================================================================

See notes to consolidated financial statements




               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                                                                             2001                  2000
                                                                                      -----------------     -----------------
Cash flows from Operating Activities:
Net Income                                                                                   $1,412,908            $1,088,283
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                     120,000               313,000
  Depreciation and amortization                                                                 142,002               178,431
  Accretion of loan discounts and fees                                                         (77,270)              (59,814)
  Net discount (accretion)/premium amortization on investment securities                       (19,870)                    62
  Increase in other assets                                                                    (210,580)              (73,657)
  Decrease in other liabilities                                                                (96,016)             (406,054)
                                                                                      -----------------     -----------------
      Net cash provided by operating activities                                               1,271,174             1,040,251
                                                                                      -----------------     -----------------

Cash flows from Investing Activities:
Proceeds from maturities of investment securities held to maturity                            2,499,375               310,000
Proceeds from maturities of investment securities available for sale                         11,993,021                    --
Proceeds from repayment of mortgage-backed securities                                             8,646                16,863
Purchase of investment securities available for sale                                       (11,799,638)                    --
Net decrease (increase) in interest-bearing deposits in other banks                           1,072,802           (6,449,217)
Net increase in loans                                                                       (3,357,132)           (2,108,629)
Purchase of bank premises and equipment                                                       (113,752)              (83,686)
      Net cash provided by (used in) investing activities                                       303,322           (8,314,669)
                                                                                      -----------------     -----------------

Cash flows from Financing Activities:
Net (decrease) increase in transaction and savings deposits                                 (1,093,413)             4,314,637
Net increase in time deposits                                                                   519,766             2,591,753
Net increase  in short-term borrowings                                                          208,483               668,092
Payments on long-term debt                                                                     (37,990)              (34,560)
Proceeds from issuance of common stock, net of expenses                                              --               505,249
Cash dividends paid to common stockholders                                                    (494,964)             (427,240)
                                                                                      -----------------     -----------------
      Net cash (used in) provided by financing activities                                     (898,118)             7,617,931
                                                                                      -----------------     -----------------
      Net increase in cash and cash equivalents                                                 676,378               343,513
Cash and cash equivalents at beginning of year                                                9,924,149            10,712,933
                                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                                  $10,600,527           $11,056,446
                                                                                      =================     =================

Supplementary disclosures:
  Interest paid on deposits and borrowings                                                   $2,028,280            $1,864,338
                                                                                      =================     =================
  Income taxes paid                                                                          $1,295,492            $1,060,000
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

The Company and the Bank prepare their financial statements on the accrual basis and in conformity with generally accepted accounting principles, the instructions for Form 10-QSB, and Regulation S-X. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 2001 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassifications may have been made to amounts previously reported in 2000 to conform with the 2001 presentation.

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



                                               For the 3 months                       For the 6 months
                                                 ended June 30                          ended June 30
                                     -------------------------------------  -------------------------------------

                                            2001                  2000                  2001                  2000
                                     ------------------     -----------------     -----------------     ----------------
Basic EPS weighted average
shares outstanding                            2,169,744             2,136,774             2,169,744            2,103,292
Dilutive effect of stock options                  5,161                10,461                 4,116               25,033
                                     ------------------     -----------------     -----------------     ----------------
Diluted EPS weighted                          2,174,905             2,147,235             2,173,860            2,128,325
average shares outstanding
                                     ==================     =================     =================     ================


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

This quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

          Overview

The Company reported net income for the three months ended June 30, 2001 of $708,000, or $0.33 per share diluted, for an annualized return on average assets of 1.78% and an annualized return on average equity of 15.94%. Net income for the second quarter of the current year increased 21.57%, as compared to the same period in 2000. In comparison, net income for the three months ended June 30, 2000 was $582,000 or $0.27 per share diluted, with a return on average assets of 1.63% and a return on average equity of 15.15%.

The Company reported net income for the first six months of 2001 of $1,413,000, or $0.65 per share, for an annualized return on average assets of 1.81% and an annualized return on average equity of 16.22%. Net income for the first six months of the current year increased 29.83%, as compared to the same period in 2000. Net income for the six months ended June 30, 2000 was $1,088,000 or $0.51 per share, with a return on assets of 1.54% and a return on equity of 14.47%.

       Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income increased by $109,000, or 5.26%, to $2,181,000 for the three months ended June 30, 2001, as compared to $2,072,000 for the comparable period in 2000. Average earning assets totaling $151,641,000 increased by $15,729,000, or 11.57%, as compared to the average of $135,912,000 for the second quarter of 2000. Average interest bearing liabilities for the second quarter of 2001 of $97,129,000 increased by $8,223,000, or 9.25%, as compared to the average of $88,906,000 for the second quarter of 2000. The yield on total earning assets was 8.30% a decrease of 57 basis points from the yield of 8.87% for the second quarter of 2000, due to adjustable and variable rate loans that use the Prime rate as an idex, which has declined 275 basis points this year. The cost of funds was 3.95%, a decrease of 26 basis points from the yield of 4.21% for the second quarter of 2000, predominantly due to the lower rates paid on money market accounts in 2001.The net interest margin (net interest income as a percentage of average interest-earning assets) was 5.77% for the second quarter of 2001, as compared to 6.12% for the same period in 2000, a decrease of 35 basis points. The net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) was 4.35% for the second quarter of 2001, as compared to 4.66% for the second quarter of 2000, a decrease of 31 basis points.

Net interest income for the first six months of 2001 increased by $369,000, or 9.17%, to $4,392,000, as compared to $4,023,000 for the comparable period in 2000. Average earning assets for the six months of 2001 of $149,961,000 increased by $15,456,000, or 11.49%, over the same period in 2000. This increase was primarily funded with a 8.62% increase in the Company's average interest-bearing liabilities. The improvement in net interest income was the result of the increase in average earning assets, which was offset by the decline in asset yields. The net interest spread was 4.45% and the net interest margin was 5.91% for the first six months of 2001, reflecting a decrease of 14 basis points in net interest spread and a decrease of 9 basis points in net interest margin, from the same period in 2000.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the second quarter and year-to-date periods of 2001 and 2000 are presented on a comparative basis in the following tables.


                    Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
                                  For the Three Months Ended June 30, 2001 and 2000
                                               (Dollars in Thousands)

                                                       2001                                     2000
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
  Loans (a)                                $118,665      $2,685       9.08%       $108,893        $2,581        9.51%
  Investment securities (b)                  21,515         327       6.09%         16,402           260        6.37%
  Federal funds sold                          7,796          85       4.37%          5,080            78        6.16%
  Interest-bearing bank balances              3,666          40       4.35%          5,537            86        6.24%
                                        ----------- -----------                -----------  ------------
       Total earnings assets                151,642       3,137       8.30%        135,912         3,005        8.87%
                                        ----------- -----------                -----------  ------------
  Allowance for loan losses                 (1,736)                                (1,335)
  Cash and due from banks                     6,513                                  5,567
  Other assets                                2,995                                  2,769
       Total assets                        $159,414                               $142,913
                                        ===========                            ===========

Liabilities and Stockholders' Equity
  Savings, NOW and money market             $45,272         293       2.59%        $40,195           295        2.95%
  Certificates of deposit                    46,005         607       5.29%         43,287           577        5.34%
  Customer repurchase agreements              4,992          41       3.30%          4,489            45        4.04%
  Long- term debt                               860          15       7.05%            935            16        7.01%
       Total interest-bearing liabilities    97,129         956       3.95%         88,906           933        4.21%
                                        ----------- -----------                -----------  ------------
  Noninterest bearing deposits               43,492                                 38,128
  Other liabilities                             980                                    464
  Stockholders' equity                       17,813                                 15,415
       Total liabilities and stockholders' $159,414                               $142,913
       equity
                                        ===========                            ===========

Net interest income                                      $2,181                                   $2,072
                                                    ===========                             ============
Net interest spread                                                   4.35%                                     4.66%
Net interest margin                                                   5.77%                                     6.12%

a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

b) Yields related to investment securities exempt from D.C. income taxes (9.975%) are stated on a fully tax-equivalent basis.



                    Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
                                   For the Six Months Ended June 30, 2001 and 2000
                                               (Dollars in Thousands)

                                                       2001                                     2000
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
  Loans (a)                                $116,680      $5,417       9.36%       $107,137        $5,046        9.45%
  Investment securities (b)                  21,483 667               6.26%         16,547           525        6.36%
  Federal funds sold                          7,694         189       4.95%          5,441           159        5.85%
  Interest-bearing bank balances              4,104         105       5.15%          5,380           160        5.97%
                                        ----------- -----------                -----------  ------------
       Total earnings assets                149,961       6,378       8.58%        134,505         5,890        8.78%
                                        ----------- -----------                -----------  ------------
  Allowance for loan losses                 (1,703)                                (1,265)
  Cash and due from banks                     6,524                                  5,578
  Other assets                                2,959                                  2,734
       Total assets                        $157,741                               $141,552
                                        ===========                            ===========

Liabilities and Stockholders' Equity
  Savings, NOW and money market             $45,129         631       2.82%        $41,596           628        3.03%
  Certificates of deposit                    45,914       1,234       5.42%         42,719         1,123        5.27%
  Customer repurchase agreements              5,180          91       3.56%          4,128            83        4.04%
  Long- term debt                               870          30       7.00%            944            33        6.98%
       Total interest-bearing liabilities    97,093       1,986       4.12%         89,387         1,867        4.19%
                                        ----------- -----------                -----------  ------------
  Noninterest bearing deposits               41,980                                 36,545
  Other liabilities                           1,097                                    540
  Stockholders' equity                       17,571                                 15,080
       Total liabilities and stockholders'                                        $141,552
       equity                              $157,741
                                        ===========                            ===========

Net interest income                                      $4,392                                   $4,023
                                                    ===========                             ============
Net interest spread                                                   4.45%                                     4.59%
Net interest margin                                                   5.91%                                     6.00%


a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

b) Yields related to investment securities exempt from D.C. income taxes (9.975%) are stated on a fully tax-equivalent basis.




       Noninterest Income

Total noninterest income for the three months ended June 30, 2001 was $505,000, an increase of $92,000 or 22.2%, compared to the second quarter of 2000. Service charges on deposit accounts totaled $402,000, an increase of $77,000 or 23.6% for the second quarter of 2001, as compared to the same period last year. Other income totaled $103,000, an increase of $15,000 or 17.1%. Income realized from the unamortized discounts on investment securities that were called totaled $62,000. There were no loan sales recognized in the second quarter of 2001, as compared to $16,000 recorded in the second quarter of 2000.

Total noninterest income for the six months ended June 30, 2001 was $1,049,000, an increase of $263,000 or 33.4%, compared to the same period in 2000. Service charges on deposit accounts totaled $757,000, an increase of $117,000 or 18.3% for the first six months of 2001. Other income totaled $292,000, an increase of $146,000 or

99.7%, as compared to the same period in 2000. Income realized from the unamortized discounts on investment securities that were called during the first six months of 2001 totaled $183,000. Other income also included a $37,000 gain on the sale of the guaranteed portion of SBA loans in 2001, as compared to $46,000 in 2000.


       Noninterest Expense

Total noninterest expense for the three months ended June 30, 2001 increased $90,000 or 6.5% to $1,468,000, as compared $1,378,000 for the second quarter of 2000. The Company's efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) improved to 54.7% for the second quarter of 2001, as compared to 55.5% for the same quarter in 2000. Salaries and benefits of $739,000 increased by $158,000 or 27.2%, as compared to the second quarter of 2000, due to the loan department staff additions. Net occupancy expense of $290,000 for the second quarter of 2001 decreased $23,000, or 7.4%, from the same period one year earlier, due to lower depreciation expense and less service contract expense on equipment. Professional fees of $50,000 decreased by 50.0%, as compared to the second quarter of 2000, as a result of the lower level of legal fees. Data processing expense of $102,000 decreased by $17,000 or 14.1%, compared to the second quarter of 2000, reflecting the cost savings of processing the back-office function in-house that was put in place in the second quarter of 2000. Other operating expense of $288,000 increased by $22,000 or 8.2% from the same period in 2000, as a result of the increase in director fees of approximately $23,000.

Total noninterest expense for the six months ended June 30, 2001 increased $308,000 or 11.4% to $2,999,000, as compared $2,691,000 for the same period in
2000. The Company's efficiency ratio improved to 55.12% , as compared to 55.96% for the same period in 2000. Salaries and benefits of $1,479,000 increased by $315,000 or 27.1%, from $1,164,000 reported last year, due to the additions to the loan department. Net occupancy expense of $576,000 decreased $50,000, or 8.0%, from $626,000 for the same period in 2000, due to lower depreciation expense and less service contract expense on equipment. Professional fees of $118,000 decreased by $50,000 or 29.8% from the $168,000 reported last year, as a result of the lower level of legal fees. Data processing expense of $195,000 decreased by $40,000 or 17.0%, compared to the same period in 2000, reflecting the cost savings of processing the back-office function in-house that was put in place in the second quarter of 2000. Other operating expense of $630,000 increased by $132,000 or 26.5% from $498,000 in 2000. The largest variances in other operating expenses compared to the prior year were as follows: 1) director fees increased by $48,000, due to an increase in the fee paid per meeting at the Bank and the Company; 2) an increase in deposit accounts charged-off totaling $10,000; 3) an increase in charitable contributions of $9,000; 4) an increase in business development of $14,000; and 5) an increase in travel expenses of $14,000, due to travel expenses relating to training and seminar attendance.



       Income Tax Expense

Income tax expense of $450,000 for the three months ended June 30, 2001 increased $65,000 from the same period in 2000, due to the increase in pretax income. The Company's effective tax rate for the second quarter of 2001 was 38.9%, as compared to 39.8% for the second quarter of 2000.

Income tax expense of $909,000 for the six months ended June 30, 2001 increased $193,000 from the same period in 2000, due primarily to the increase in pretax income. The Company's effective tax rate for the six months ended June 30, 2001 was 39.1%, as compared to 39.7% for the same period in 2000.

Financial Condition

       Overview

Total assets increased to $161,109,000 at June 30, 2001 from $160,651,000 at December 31, 2000, an increase of $458,000 or 2.85%. The increase in assets was primarily attributable to the increase in loans. The book value per share of common stock at June 30, 2001 was $8.26, as compared to $7.82 at December 31, 2000. On June 30, 2001, the quarterly dividend paid was $0.12 per share, an increase of $0.01 per share from the fourth quarter of 2000 and an increase of $0.02 from the second quarter of 2000.

       Loans

The loan portfolio at June 30, 2001 was $121,874,000, an increase of $3,434,000 or 2.9%, as compared to the December 31, 2000 balance of $118,440,000. The guaranteed portion of SBA loans totaling $580,000 were sold during this period. Commercial real estate secured loans grew 21.5% or $14,216,000, installment loans decreased 19.5% or $3,730,000, and commercial loans decreased 21.9% or $7,071,000, from the previous year end, due to prepayments in excess of new loans added to the portfolio.

                  Investment securities

Total investment securities decreased by $2,617,000 or 10.4% to $22,534,000 at June 30, 2001 from $25,151,000 at December 31, 2000. This net decrease reflects $14,492,000 in investment securities that were called, which resulted in an additional $183,000 in income realized from the unamortized portion of the discounts on those securities. Available-for-sale securities, consisting of U.S. government agencies, purchased during this period totaled $11,800,000.

       Short-term investments

Federal funds sold of $4,027,000 at June 30, 2001 decreased $715,000 or 15.1% from $4,742,000 at December 31, 2000. Interest-bearing deposits in other banks decreased $1,072,000 or 20.8% to $4,080,000 from $5,152,000 at December 31,
2000. The decrease in short-term investments was attributable to the investment in higher yielding assets.

       Deposits

Total deposits decreased by $573,000, or 0.4% to $137,084,000 at June 30, 2001 from the December 31, 2000 balance of $137,657,000. Demand deposits of $41,529,000 decreased $1,612,000, or 3.7% from $43,141,000 at year end. NOW accounts decreased 6.2% or $1,056,000 to $16,061,000, as compared to $17,117,000 at December 31, 2000. Money market accounts increased $1,584,000 or 6.4% to $26,406,000 from the balance of $24,822,000 reported at year end, due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Savings deposits decreased slightly to $3,564,000 from $3,573,000 at December 31, 2000. Total certificates of deposit increased by $520,000 or 1.1% to $49,524,000 from the December 31, 2000 balance of $49,004,000.

       Short-term borrowings and long-term debt

Short-term borrowings consisting entirely of customer repurchase agreements increased $208,000 or 5.8% to $3,825,000 at June 30, 2001 from the December 31, 2000 balance of $3,617,000, as a result of normal fluctuations in the balances of the Bank's large corporate customers.

Long-term debt consisting of a Federal Home Loan Bank advance decreased $38,000 or 4.3% to $850,000 from the balance of $888,000 at December 31, 2000, as a result of scheduled prepayments.

       Stockholders' equity

Stockholders' equity at June 30, 2001 was $17,930,000, an increase of $957,000 or 5.6% from December 31, 2000 balance of $16,973,000. This increase was attributable to net income for this period of $1,413,000, an increase in the unrealized gain on investment securities classified as available for sale of $39,000, less the dividends paid on the Company's common stock totaling $495,000.


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

During the first six months of 2001, the Bank added $120,000 to the loan loss reserve. At June 30, 2001, the allowance for loan losses as a percentage of outstanding loans was 1.45%, as compared to 1.40% at December 31, 2000. Management evaluates the risk characteristics of the loan portfolio on an ongoing basis, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,772,000 at June 30, 2001 to be adequate.

The table entitled "Allocation of Allowances for Loan Losses" sets forth an analysis of the allocation for loan losses by categories as of June 30, 2001 and December 31, 2000.


                                   Allocation of Allowances for Loan Losses
                           For the Periods Ended June 30, 2001 and December 31, 2000


                                       June 30, 2001                     December 31, 2000
                              --------------------------------    -------------------------------
                                                  % of Loans                         % of Loans
                                 Reserve           to Total          Reserve          to Total
                                  Amount            Loans            Amount            Loans
                              --------------    -------------    --------------    --------------
                                                    (Dollars in Thousands)

Commercial                              $574             31.0%             $602             42.6%
Real estate - secured                  1,104             65.4%              942             55.8%
Installment                               62              3.6%               66              1.6%
Unallocated                               32                --               44                --
   Total loans                        $1,772            100.0%           $1,654            100.0%
                              ==============    ==============    =============    ==============


The following table summarizes the changes in the allowance for loan losses for the six months ended June 30, 2001 and 2000 as follows:


                              Changes in the Allowance for Loans Losses for the
                                    Six Months Ended June 30, 2001 and 2000
                                            (Dollars in thousands)


                                                     2001             2000
                                                 ------------     ------------
Balance at January 1                                   $1,654           $1,137
                                                 ------------     ------------
Provision for loan losses                                 120              313
                                                 ------------     ------------
Recoveries:
          Commercial                                        2                5
          Installment to individuals                        6               12
                                                 ------------     ------------
          Total recoveries                                  8               17
                                                 ------------     ------------
Charge-offs:
          Commercial                                      (5)               --
          Installment to individuals                      (5)             (65)
                                                 ------------     ------------
                   Total charge-offs                     (10)             (65)
                                                 ------------     ------------
Net charge-offs                                           (2)             (48)
                                                 ------------     ------------
Balance at end of period                               $1,772           $1,402
                                                 ============     ============

Ratio of net charge-offs to average total loans        0.002%            0.05%

Average total loans outstanding during the year      $116,680         $107,137




          Nonperforming Assets

Nonperforming assets at June 30, 2001 consisted entirely of nonaccrual loans totaling $263,000, a decrease of $46,000 from the $309,000 reported at December 31, 2000. The nonaccrual loan balances guaranteed by the U.S. Small Business Administration ("SBA") totaled $198,000 at June 30, 2001. The table entitled "Analysis of Nonperforming Assets" presents nonperforming assets, by category, at June 30, 2001 and December 31, 2000.


          Past Due and Potential Problem Loans

There were no loans contractually past due 90 days or more and still accruing interest at June 30, 2001 and December 31, 2000. Loans totaling $2,213,000 were classified as monitored credits, an increase of $1,061,000 from the balance of $1,152,000 at December 31, 2000, and was attributable to the change in classification of one large loan. The balances of classified credits guaranteed by the SBA totaled $500,000 and $486,000 at June 30, 2001 and December 31, 2000, respectively. Classified loans are subject to management's attention, and their classification is reviewed on a quarterly basis.

                        Analysis of Nonperforming Assets
                       June 30, 2001 and December 31, 2000
                             (Dollars in thousands)



                                                        2001              2000
Nonaccrual loans:                                       ----              ----
Commercial                                              $185              $309
Installment                                               78                --
                                                        ----              ----
      Total nonaccrual loans                             263               309
                                                        ----              ----
Past due loans:
Installment                                               --                --
                                                        ----              ----
      Total past due loans                                --                --
                                                        ----              ----
Total nonperforming assets                              $263              $309
                                                        ====              ====

Nonperforming assets exclusive of SBA guarantee          $65               $72
Nonperforming assets to gross loans                    0.22%             0.26%
Nonperforming assets to total assets                   0.16%             0.19%
Allowance for loan losses to nonperforming assets       674%              536%



Liquidity and Capital Resources

        Liquidity

Principal sources of liquidity are cash and cash equivalents. On June 30, 2001, liquid assets totaled $14,680,000 or 9.1% of total assets. In comparison, liquid assets were $15,076,000 or 9.4% of total assets at December 31, 2000. The Company has additional sources of liquidity available, one of which is unpledged investment securities available for sale that totaled $8,734,000 at June 30, 2001. In addition, the Bank has unsecured lines of credit available from correspondent banks, which can provide up to $7,000,000 in liquidity, as well as, a line of credit through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region. The Bank is eligible to borrow up to approximately $18,483,000 in funds from the FHLB collateralized by loans secured by first liens on one-to-four family or multifamily dwellings and commercial mortgages, as well as, investment securities.

        Capital Resources

The following table presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at June 30, 2001 and December 31, 2000. Both the Company and the Bank continue to be considered "well capitalized" and exceed the regulatory guidelines.


                                                  Actual                   Minimum Capital            Minimum To Be Well
                                                                            Requirements                 Capitalized
                                        --------------------------    -------------------------    ------------------------
                                          Amount          Ratio         Amount         Ratio         Amount        Ratio
                                        -----------    -----------    ----------    -----------    ----------    ----------
                                                                       (Dollars in Thousands)
                                                                             -----------

June 30, 2001:
Total Capital to Risk Weighted Assets:
        Consolidated                        $19,519         14.80%       $10,551          8.00%           N/A           N/A
        Bank                                 19,763         15.05%        10,507          8.00%        13,133        10.00%

Tier 1 Capital to Risk Weighted Assets:
        Consolidated                         17,877         13.56%         5,275          4.00%           N/A           N/A
        Bank                                 17,871         13.61%         5,253          4.00%         7,880         6.00%

Leverage Ratio:
        Consolidated                         17,877         11.21%         6,377          4.00%           N/A           N/A
        Bank                                 17,871         11.26%         6,351          4.00%         7,939         5.00%

December 31, 2000:
Total Capital to Risk Weighted Assets:
        Consolidated                        $18,588         14.19%       $10,478          8.00%            N/A          N/A
        Bank                                 17,968         13.79%        10,425          8.00%        13,031        10.00%

Tier 1 Capital to Risk Weighted Assets:      16,960         12.95%         5,239          4.00%           N/A           N/A
        Consolidated                         16,339         12.54%         5,212          4.00%         7,819         6.00%
        Bank

Leverage Ratio:                              16,960         10.61%         6,393          4.00%           N/A           N/A
        Consolidated                         16,339         10.21%         6,403          4.00%         8,004         5.00%
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

        None

Item 3 - Defaults Upon Senior Securities

        None

Item 4 - Submission of Matters to Vote of Security Holders

          On May 15, 2000, Abigail Adams National Bancorp, Inc. ( the Company) held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified. The votes cast and withheld for each such director was as follows:

        Kathleen Walsh Carr          FOR 1,661,078              WITHHELD 2,956
        A. George Cook III           FOR 1,661,041              WITHHELD 2,993
        Jeanne D. Hubbard            FOR 1,661,078              WITHHELD 2,956
        Marshall T. Reynolds         FOR 1,660,772              WITHHELD 3,262
        Robert L. Shell              FOR 1,660,772              WITHHELD 3,262
        Marianne Steiner             FOR 1,661,078              WITHHELD 2,956
        Joseph L. Williams           FOR 1,661,041              WITHHELD 2,993
        Bonita A. Wilson             FOR 1,660,891              WITHHELD 3,143

In addition, the Company's stockholders approved the ratification of the appointment of McGladrey & Pullen, LLP as the Company's independent certified public accountants for the year ending December 31, 2001, as follows:

        FOR   1,660,216    AGAINST   519     ABSTAIN    3,299


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


                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
                      ------------------------------------
                                   Registrant



Date: August 10, 2001                     /s/ Jeanne D. Hubbard
                                          --------------------------------------
                                          Jeanne  D. Hubbard
                                          Chairwoman of the Board,
                                          President and Director
                                          (Principal Executive Officer)