Form 10QSB
period 2001-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2001-11-14
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2001
                              ---------------------------------------



[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the transition period from                  to
                              ------------------  -----------------

         Commission file number   0-10971
                                ----------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 5, 2001:

             2,177,619 shares of Common Stock, Par Value $0.01/share

Transitional Small Business Disclosure Format (check one): Yes       No    X
                                                               ----      ------

                                                   TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1 - Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets                                 1
         Condensed Consolidated Statements of Income                           2
         Condensed Consolidated Statements of Changes in Stockholder's Equity  3
         Condensed Consolidated Statements of Cash Flows                       4
         Notes to Condensed Consolidated Financial Statements                  5

Item 2 - Management's Discussion and Analysis                               6-15


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                           16

         Item 4 - Submission of Matters to Vote of Securities Holders         16

         Item 5 - Other Matters                                               16

         Item 6 - Exhibits and Reports on Form 8-K                            16

         Signatures                                                           17

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
               September 30, 2001(unaudited) and December 31, 2000


                                                                                          September 30,       December 31,
                                                                                              2001                2000
                                                                                      -----------------   ------------------
Assets
   Cash and due from banks                                                                  $10,877,040           $5,182,596
   Federal funds sold                                                                         6,145,675            4,741,553
         Cash and cash equivalents                                                           17,022,715            9,924,149
                                                                                      -----------------   ------------------
   Interest-bearing deposits in other banks                                                   6,163,956            5,152,317
   Investment securities available for sale at fair value                                    16,345,616           22,135,045
   Investment securities held to maturity (market value of $508,421 and
      $3,009,132 for 2001 and 2000, respectively                                                503,891            3,015,683
   Loans                                                                                    126,925,809          118,439,961
      Less: allowance for loan losses                                                       (1,841,171)          (1,654,033)
                                                                                      -----------------   ------------------
      Loans, net                                                                            125,084,638          116,785,928
                                                                                      -----------------   ------------------
   Bank premises and equipment, net                                                             725,523              794,923
   Other assets                                                                               2,605,370            2,842,943
                                                                                      -----------------   ------------------
        Total assets                                                                       $168,451,709         $160,650,988
                                                                                      =================   ==================

Liabilities and Stockholders' equity
Liabilities:
   Deposits
      Noninterest-bearing deposits                                                          $35,651,883          $43,141,088
      Interest-bearing deposits                                                             107,672,834           94,516,086
                                                                                      -----------------   ------------------
        Total deposits                                                                      143,324,717          137,657,174
                                                                                      -----------------   ------------------
   Short-term borrowings                                                                      4,105,906            3,616,718
   Long-term debt                                                                               829,846              887,515
   Other liabilities                                                                          1,728,576            1,516,171
                                                                                      -----------------   ------------------
        Total liabilities                                                                   149,989,045          143,677,578
                                                                                      -----------------   ------------------
Commitments and contingencies (Note 2) Stockholders' equity:
   Common stock,  $0.01 par value, authorized 5,000,000 shares; issued 2,188,218
      shares; outstanding 2,177,619 shares                                                       21,883               21,883
   Capital surplus                                                                           12,992,334           12,992,334
   Retained earnings                                                                          5,467,460            4,087,583
      Less: Treasury stock, 10,599 shares, at cost                                             (87,144)             (87,144)
      Less: Employee Stock Ownership Plan, 7,875 shares, at cost                               (55,122)             (55,122)
   Accumulated other comprehensive income                                                       123,253               13,876
                                                                                      -----------------   ------------------
        Total stockholders' equity                                                           18,462,664           16,973,410
                                                                                      -----------------   ------------------
        Total liabilities and stockholders' equity                                         $168,451,709         $160,650,988
                                                                                      =================   ==================

See notes to condensed consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                For the Periods Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                       For the three months ended          For the nine months
                                                              September 30,                ended September 30,
                                                     -------------------------------  -----------------------------
                                                          2001             2000           2001            2000
                                                     --------------   --------------  -------------   -------------
Interest income
    Interest and fees on loans                           $2,781,619       $2,733,097     $8,198,837      $7,779,326
    Interest and dividends on investment securities:
       Taxable                                              280,957          416,812        947,766         938,132
       Nontaxable                                                --               --             --           3,282
    Other interest income                                   110,470          280,662        404,104         599,462
                                                     --------------   --------------  -------------   -------------
       Total interest income                              3,173,046        3,430,571      9,550,707       9,320,202
                                                     --------------   --------------  -------------   -------------
Interest expense
    Interest on deposits                                    877,283        1,039,092      2,741,751       2,789,969
    Interest on short-term borrowings                        27,962           41,862        119,343         125,081
    Interest on long-term debt                               14,771           16,035         44,972          48,861
                                                     --------------   --------------  -------------   -------------
        Total interest expense                              920,016        1,096,989      2,906,066       2,963,911
                                                     --------------   --------------  -------------   -------------
Net interest income                                       2,253,030        2,333,582      6,644,641       6,356,291
    Provision for loan losses                                70,000          140,000        190,000         453,000
                                                     --------------   --------------  -------------   -------------
Net interest income after provision for loan losses       2,183,030        2,193,582      6,454,641       5,903,291
                                                     --------------   --------------  -------------   -------------
Noninterest income
    Service charges on deposit accounts                     391,867          332,109      1,149,180         972,428
    Other income                                             45,229           29,644        336,740         175,569
                                                     --------------   --------------  -------------   -------------

        Total noninterest income                            437,096          361,753      1,485,920       1,147,997
                                                     --------------   --------------  -------------   -------------
Noninterest expense
    Salaries and employee benefits                          752,306          676,668      2,230,895       1,840,897
    Occupancy and equipment expense                         288,576          296,202        864,412         922,303
    Professional fees                                        74,954           75,980        193,196         244,124
    Data processing fees                                    108,500           87,545        303,920         322,821
    Other operating expense                                 309,912          314,234        940,364         811,742
                                                     --------------   --------------  -------------   -------------
Total noninterest expense                                  1,534,248        1,450,629      4,532,787       4,141,887
                                                     --------------   --------------  -------------   -------------
Income before provision for income taxes                  1,085,878        1,104,706      3,407,774       2,909,401
 for income taxes                                           362,131          434,526      1,271,119       1,150,938
                                                     --------------   --------------  -------------   -------------
        Net income                                         $723,747         $670,180     $2,136,655      $1,758,463
                                                     ==============   ==============  =============   =============

Earnings per share:
       Basic                                                  $0.33            $0.31          $0.99           $0.83
       Diluted                                                $0.33            $0.30          $0.98           $0.82

Average common shares outstanding:
       Basic                                              2,169,744        2,163,034      2,169,744       2,123,352
       Diluted                                            2,177,871        2,202,295      2,175,197       2,153,127


See notes to condensed consolidated financial statements


                                              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                     Condensed Consolidated Statements of Changes in Stockholders' Equity
                                                 Nine Months Ended September 30, 2001 and 2000
                                                                  (Unaudited)
                                                                                                     Accumulated
                                                                                          Employee     Other
                                                                                          Stock     Comprehensive
                                                      Capital    Retained    Treasury   Ownership        Income
                                      Common Stock    Surplus    Earnings      Stock    Plan (ESOP)     (Loss)        Total
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1999              $20,945  $12,478,090    $2,528,366   ($70,989)  ($109,586)   ($388,166)    $14,458,660
Comprehensive income:
  Net income                                  --           --      1,758,463         --          --           --       1,758,463
  Change in net unrealized loss on investment
      securities available for sale, net of
      taxes of $(114,512)                     --           --             --         --          --      166,394         166,394
                                                                                                                   --------------
        Total comprehensive income            --           --             --         --          --           --       1,924,857
                                                                                                                   --------------
Dividends declared ($0.31 per share)          --           --       (661,128)        --          --           --        (661,128)
Issuance of shares under Employee Incentive
  Stock Option Plan                          938      504,312            --          --          --           --         505,250
Redemption of shares under ESOP                                                 (10,276)                                 (10,276)

                                   ---------------------------------------------------------------------------------------------
Balance at September 30, 2000            $21,883  $12,982,402     $3,625,701   ($81,265)  ($109,586)   ($221,772)    $16,217,363
                                   =============================================================================================


Balance at December 31, 2000              $21,883 $12,992,334     $4,087,583   ($87,144)   ($55,122)      $13,876    $16,973,410
Comprehensive income:
  Net income                                   --           --     2,136,655          --          --           --      2,136,655
  Change in net unrealized gain on
        investment securities available
        for sale, net of  taxes of $74,636     --           --            --          --          --      109,377        109,377
                                                                                                                     ------------
        Total comprehensive income             --           --            --          --          --           --      2,246,032
                                                                                                                     ------------
Dividends declared ($0.35 per share)           --           --      (756,778)          --          --           --      (756,778)

                                    ---------------------------------------------------------------------------------------------
Balance at September 30, 2001              $21,883 $12,992,334    $5,467,460   ($87,144)   ($55,122)      $123,253    $18,462,664
                                    =============================================================================================

See notes to condensed consolidated financial statements



               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                                                                             2001                  2000
                                                                                      -----------------     -----------------
Cash flows from Operating Activities:
Net Income                                                                                   $2,136,655            $1,758,463
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                     190,000               453,000
  Depreciation and amortization                                                                 214,340               266,921
  Accretion of loan discounts and fees                                                        (115,256)             (136,177)
  Net discount (accretion)/premium amortization on investment securities                      (202,580)              (15,098)
  Decrease (increase) in other assets                                                           160,076             (429,252)
  Increase (decrease) in other liabilities                                                      212,404              (68,383)
                                                                                      -----------------     -----------------
      Net cash provided by operating activities                                               2,595,639             1,829,474
                                                                                      -----------------     -----------------

Cash flows from Investing Activities:
Proceeds from maturities of investment securities held to maturity                            2,499,375               310,000
Proceeds from maturities of investment securities available for sale                         21,975,625                    --
Proceeds from repayment of mortgage-backed securities                                            12,452                24,474
Purchase of investment securities available for sale                                       (15,799,638)          (12,438,378)
Net increase in interest-bearing deposits in other banks                                    (1,011,639)           (1,616,768)
Net increase in loans                                                                       (8,370,592)           (2,604,779)
Purchase of bank premises and equipment                                                       (144,940)             (124,941)
      Net cash used in investing activities                                                   (839,357)          (16,450,392)
                                                                                      -----------------     -----------------

Cash flows from Financing Activities:
Net  increase in transaction and savings deposits                                             2,986,104            13,750,550
Net increase in time deposits                                                                 2,681,439             2,682,424
Net increase  in short-term borrowings                                                          489,188               956,956
Payments on long-term debt                                                                     (57,669)              (52,463)
Payment of distributions from ESOP                                                                   --              (32,151)
Proceeds from issuance of common stock                                                               --               505,250
Cash dividends paid to common stockholders                                                    (756,778)             (661,128)
                                                                                      -----------------     -----------------
      Net cash provided by financing activities                                               5,342,284            17,149,438
                                                                                      -----------------     -----------------
      Net increase in cash and cash equivalents                                               7,098,566             2,528,520
Cash and cash equivalents at beginning of year                                                9,924,149            10,712,933
                                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                                  $17,022,715           $13,241,453
                                                                                      =================     =================

Supplementary disclosures:
  Interest paid on deposits and borrowings                                                   $2,894,202            $2,936,752
                                                                                      =================     =================
  Income taxes paid                                                                          $1,586,602            $1,555,582
                                                                                      =================     =================

See notes to condensed consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.  Basis of presentation

     Abigail Adams National Bancorp, Inc. (the "Company") is the parent company of The Adams National Bank (the "Bank"). As used herein, the term Company includes the Bank, unless the context otherwise requires.

     The Company and the Bank prepare their financial statements on the accrual basis and in conformity with generally accepted accounting principles, the instructions for Form 10-QSB, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2000, which was derived from the audited financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 2001 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassifications may have been made to amounts previously reported in 2000 to conform with the 2001 presentation.

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


                                               For the 3 months                             For the 9 months
                                              ended September 30                            ended September 30
                                     -------------------------------------        -------------------------------------

                                            2001                  2000                  2001                  2000
                                     ------------------     -----------------     -----------------     ----------------
Basic EPS weighted average
shares outstanding                            2,169,744             2,163,034             2,169,744            2,123,352
Dilutive effect of stock options                  8,127                39,261                 5,453               29,775
                                     ------------------     -----------------     -----------------     ----------------
Diluted EPS weighted                          2,177,871             2,202,295             2,175,197            2,153,127
average shares outstanding
                                     ==================     =================     =================     ================

     No adjustments were made to net income in the computation of earnings per share for any of the periods presented.

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

     Overview

     The Company reported net income for the three months ended September 30, 2001 of $724,000, an increase of 7.99% compared to the $670,000 earned during the comparable quarter of 2000. On a diluted per share basis, earning for the third quarter of 2001 were $0.33 per share, compared to $0.30 per share for the same period in 2000. The Company's operating results for the third quarter of 2001 produced an annualized return on average assets of 1.76% and an annualized return on average equity of 15.73%, compared to the prior year ratios of 1.66% and 16.44%, respectively.

     For the nine months ended September 30, 2001, net income was $2,137,000, an increase of 21.51%, compared to the $1,758,000 earned for the first nine months of 2000. On a diluted per share basis, year-to-date earnings were $0.98 per share, compared to $0.82 per share for the same period in 2000. The annualized return on average assets was 1.79% and the return on average equity was 16.05%, compared to 1.58% and 15.17%, respectively, for the same period in 2000.

       Net Interest Income

     Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income decreased by $81,000, or 3.47%, to $2,253,000 for the three months ended September 30, 2001, as compared to $2,334,000 for the comparable period in 2000. Average earning assets totaling $155,459,000 increased by $1,794,000, or 1.17%, as compared to the average of $153,665,000 for the third quarter of 2000. The yield on total earning assets was 8.10%, a decrease of 76 basis points from the yield of 8.86% for the third quarter of 2000. The decrease in yields was due to the significant decrease in market interest rates. The yield on average loans decreased 78 basis points, due to adjustable and variable rate loans that use the Prime rate as an index. The Prime rate has declined 350 basis points this year as of September 30.The yield on average investment securities decreased 82 basis points this quarter compared the same quarter in 2000. Called investment securities were replaced with comparable bonds with similar terms at lower yields, as a result of the drop in bond yields in 2001. Average interest bearing liabilities for the third quarter of 2001 of $104,344,000 increased slightly, as compared to the third quarter of 2000. The cost of funds was 3.50%, a decrease of 68 basis points from the yield of 4.18% for the third quarter of 2000, predominantly due to the lower rates paid on all deposit products. The net interest margin (net interest income as a percentage of average interest-earning assets) was 5.75% for the third quarter of 2001, as compared to 6.02% for the same period in 2000, a decrease of 27 basis points. The net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) was 4.60% for the third quarter of 2001, as compared to 4.68% for the third quarter of 2000, a decrease of 8 basis points.

     Net interest income for the first nine months of 2001 increased by $289,000, or 4.54%, to $6,645,000, as compared to $6,356,000 for the comparable period in 2000. Average earning assets for the first nine months of 2001 were $151,813,000, an increase of $10,875,000, or 7.72%, as compared to $140,938,000 for the same period in 2000. The yield on total earning assets was 8.41%, a decrease of 40 basis points from the yield of 8.81% for the same period last year. The decrease in yields was due to the significant decrease in market interest rates this year. Average interest-bearing liabilities increased $5,209,000 or 5.52% to $99,538,000 from $93,329,000 for the same period in 2000.

     The overall improvement in net interest income was the result of the increase in average interest-earning assets, partially offset by the decline in the net yield on interest-earning assets. The net interest spread was 4.51% and the net interest margin was 5.85% for the first nine months of 2001, reflecting a decrease of 11 basis points in net interest spread and a decrease of 16 basis points in net interest margin, from the same period in 2000. The impact of further interest rate decreases are expected to negatively effect the net interest margin, and Management is focused on mitigating this impact.

     Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the third quarter and year-to-date periods of 2001 and 2000 are presented on a comparative basis in the following tables.


                    Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
                               For the Three Months Ended September 30, 2001 and 2000
                                               (Dollars in Thousands)
                                                       2001                                     2000
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
  Loans (a)                                $123,385      $2,782       8.94%       $111,565        $2,733        9.72%
  Investment securities (b)                  19,340         281       5.76%         25,133           417        6.58%
  Federal funds sold                          6,672          57       3.40%          8,758           147        6.64%
  Interest-bearing bank balances              6,062          53       3.49%          8,209           134        6.48%
                                        ----------- -----------                -----------  ------------
       Total earnings assets                155,459       3,173       8.10%        153,665         3,431        8.86%
                                        ----------- -----------                -----------  ------------
  Allowance for loan losses                 (1,797)                                (1,461)
  Cash and due from banks                     6,306                                  5,457
  Other assets                                2,957                                  2,885
       Total assets                        $162,925                               $160,546
                                        ===========                            ===========

Liabilities and Stockholders' Equity
  Savings, NOW and money market             $49,314         278       2.24%        $46,290           358        3.07%
  Certificates of deposit                    50,225         599       4.73%         52,728           681        5.12%
  Customer repurchase agreements              3,963          28       2.80%          4,172            42        3.98%
  Long- term debt                               842          15       6.96%            917            16        6.93%
       Total interest-bearing liabilities   104,344         920       3.50%        104,107         1,097        4.18%
                                        ----------- -----------                -----------  ------------
  Noninterest bearing deposits               39,301                                 40,128
  Other liabilities                           1,022                                     52
  Stockholders' equity                       18,258                                 16,169
       Total liabilities and stockholders' $162,925                               $160,546
          equity
                                        ===========                            ===========

Net interest income                                      $2,253                                   $2,334
                                                    ===========                             ============
Net interest spread                                                   4.60%                                     4.68%
Net interest margin                                                   5.75%                                     6.02%

a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

b) Yields related to investment securities exempt from D.C. income taxes (9.975%) are stated on a fully tax-equivalent basis.


                    Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
                                For the Nine Months Ended September 30, 2001 and 2000
                                               (Dollars in Thousands)


                                                       2001                                     2000
                                        -----------------------------------    --------------------------------------
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
  Loans (a)                                $118,939      $8,199       9.22%       $108,624        $7,779        9.54%
  Investment securities (b)                  20,760         948       6.10%         19,430           941        6.45%
  Federal funds sold                          7,350         246       4.47%          6,554           305        6.21%
  Interest-bearing bank balances              4,764         158       4.44%          6,330           295        6.19%
                                        ----------- -----------                -----------  ------------
       Total earnings assets                151,813       9,551       8.41%        140,938         9,320        8.81%
                                        ----------- -----------                -----------  ------------
  Allowance for loan losses                 (1,734)                                (1,331)
  Cash and due from banks                     6,450                                  5,537
  Other assets                                2,959                                  2,786
       Total assets                        $159,488                               $147,930
                                        ===========                            ===========

Liabilities and Stockholders' Equity
  Savings, NOW and money market             $46,539         909       2.61%        $43,172           987        3.04%
  Certificates of deposit                    47,368       1,833       5.17%         46,079         1,803        5.21%
  Customer repurchase agreements              4,770         119       3.35%          4,143           125        4.02%
  Long- term debt                               861          45       6.99%            935            49        6.96%
       Total interest-bearing liabilities    99,538       2,906       3.90%         94,329         2,964        4.19%
                                        ----------- -----------                -----------  ------------
  Noninterest bearing deposits               41,077                                 37,779
  Other liabilities                           1,073                                    376
  Stockholders' equity                       17,800                                 15,446
       Total liabilities and stockholders'                                        $147,930
          equity                           $159,488
                                        ===========                            ===========

Net interest income                                      $6,645                                   $6,356
                                                    ===========                             ============
Net interest spread                                                   4.51%                                     4.62%
Net interest margin                                                   5.85%                                     6.01%

a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

b) Yields related to investment securities exempt from D.C. income taxes (9.975%) are stated on a fully tax-equivalent basis.

       Noninterest Income

     Total noninterest income for the three months ended September 30, 2001 was $437,000, an increase of $75,000 or 20.7%, compared to the third quarter of 2000. Service charges on deposit accounts totaled $392,000, an increase of $60,000 or 18.1% for the third quarter of 2001, as compared to the same period last year. This increase was due to increases in the ATM and overdraft fees. Other noninterest income totaled $45,000, an increase of $15,000 or 50.0%, and included a $23,000 gain on the sale of the guaranteed portion of SBA loans.

     Total noninterest income for the nine months ended September 30, 2001 was $1,486,000, an increase of $338,000 or 29.4%, compared to the same period in 2000. Service charges on deposit accounts totaled $1,149,000, an increase of $177,000 or 18.2% for the first nine months of 2001. This increase was due to the increase in ATM fees, overdraft fees and transaction activity. Other noninterest income totaled $337,000, an increase of $161,000 or 91.5%, as compared to the same period in 2000. Income realized from the unamortized discounts on investment securities that were called during the first nine months of 2001 totaled $183,000. Other noninterest income also included a $60,000 gain on the sale of the guaranteed portion of SBA loans in 2001, as compared to $46,000 in 2000.

       Noninterest Expense

     Total noninterest expense for the three months ended September 30, 2001 increased $83,000 or 5.7% to $1,534,000, as compared $1,451,000 for the third quarter of 2000. The Company's efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 57.0% for the third quarter of 2001, as compared to 53.8% for the same quarter in 2000.

     Salaries and benefits of $752,000 increased by $76,000 or 11.2%, as compared to the third quarter of 2000, due to additions to the loan department's staff. Net occupancy expense of $289,000 for the third quarter of 2001 decreased $8,000, or 2.8%, from the same period in 2000, due to lower depreciation expense. Professional fees of $75,000 decreased slightly compared to the prior year. Data processing expense of $109,000 increased by $21,000 or 23.9%, compared to the third quarter of 2000, as of result of the addition of internet banking products and the maintenance and upgrade of current hardware and software. Other operating expense of $310,000 decreased by $4,000 or 1.3% from the same period in 2000.

     Total noninterest expense for the nine months ended September 30, 2001 increased $391,000 or 9.4% to $4,533,000, as compared $4,142,000 for the same period in 2000. The Company's efficiency ratio increased slightly to 55.75% , as compared to 55.19% for the same period in 2000. Salaries and benefits of $2,231,000 increased by $390,000 or 21.2%, from $1,841,000 reported last year, due to the additions to the loan department. Net occupancy expense of $864,000 decreased $58,000, or 6.3%, from $922,000 for the same period in 2000, due to lower depreciation expense. Professional fees of $193,000 decreased by $51,000 or 20.9% from the $244,000 reported last year, as a result of the lower level of legal fees. Data processing expense of $304,000 decreased by $19,000 or 5.9%, compared to the same period in 2000, reflecting the overall cost savings of processing the back-office function in-house that was put in place in the second quarter of 2000. Other operating expense of $940,000 increased by $128,000 or 15.8% from $812,000 in 2000. The largest variances in other operating expenses compared to the prior year were as follows: 1) director fees increased by $63,000; 2) an increase in business development expense totaling $18,000; 3) an increase in postage expense of $11,000; 4) an increase in stationery expense of $13,000; and 5) an increase in travel expenses of $12,000, due to travel expenses relating to training and seminar attendance.

       Income Tax Expense

     Income tax expense of $362,000 for the three months September 30, 2001 decreased $72,000 from the same period in 2000, due to year-to-date deferred tax adjustments of $75,000 made this quarter. The Company's effective tax rate for the third quarter of 2001 was 33.3%, as compared to 39.3% for the third quarter of 2000.

     Income tax expense of $1,271,000 for the nine months ended September 30, 2001 increased $120,000 from the same period in 2000, due primarily to the increase in pretax income, offset by deferred tax adjustments made in the third quarter. The Company's effective tax rate for the nine months ended September 30, 2001 was 37.3%, as compared to 39.6% for the same period in 2000.


Financial Condition

       Overview

     Total assets increased to $168,452,000 at September 30, 2001 from $160,651,000 at December 31, 2000, an increase of $7,801,000 or 4.9%. The increase in assets was primarily attributable to the increase in loans, which increased by $8,486,000. Investment securities decreased $8,301,000, while short- term investments grew $2,416,000 and cash on hand and due from banks increased by $5,694,000.

     Total deposits increased 4.1% to $143,325,000, with the largest increase in NOW accounts. Short-term borrowings increased $489,000, while long term debt decreased $58,000. Total stockholders' equity increased $1,489,000 or 8.8%.

     The major balance sheet categories are further discussed in detail the following sections.

       Loans

     The loan portfolio at September 30, 2001 was $126,926,000, an increase of $8,486,000 or 7.16%, as compared to the December 31, 2000 balance of $118,440,000. The guaranteed portion of SBA loans totaling $852,000 were sold during this period. Commercial real estate secured loans grew 37.6% or $24,934,000 to the balance of $91,224,000 from $66,290,000 at December 31, 2000.

     Installment loans decreased 18.6% or $3,558,000 to $15,535,000, as compared to $19,093,000 at the previous year end, and commercial loans decreased 39.8% or $12,890,000 to $19,467,000 from $32,357,000, due to prepayments in excess of new loans added to the portfolio.

     Investment securities

     Total investment securities decreased by $8,301,000 or 33.0% to $16,850,000 at September 30, 2001 from $25,151,000 at December 31, 2000. This net decrease reflects $24,475,000 in investment securities that were called, which resulted in $183,000 in income realized from the unamortized portion of the discounts on those securities. Available-for-sale securities, consisting of U.S. government agencies, purchased during this period totaled $15,800,000.

       Short-term investments

     Federal funds sold of $6,146,000 at September 30, 2001 increased $1,404,000 or 29.6% from $4,742,000 at December 31, 2000. Interest-bearing deposits in other banks increased $1,011,000 or 19.6% to $6,164,000 from $5,152,000 at
December 31, 2000.

       Cash and due from banks

     Cash and due from banks increased at September 30, 2001 by $5,694,000 or 109.9% to the balance of $10,877,000, as compared to the balance of $5,183,000 at December 31, 2000. This increase was due to deposits received from large corporate customers on the last day of the month that were not yet available for overnight investment.

       Deposits

     Total deposits increased by $5,668,000, or 4.1% to $143,325,000 at September 30, 2001 from the December 31, 2000 balance of $137,657,000. Demand deposits of $35,652,000 decreased $7,489,000, or 17.4% from $43,141,000 at year end. NOW accounts increased 39.2% or $6,709,000 to $23,826,000, as compared to $17,117,000 at December 31, 2000. Money market accounts increased $3,462,000 or 13.9% to $28,284,000 from the balance of $24,822,000 reported at year end. The changes in demand deposits, NOW and money market accounts are attributed to the normal fluctuations in the balances of some of the Company's large corporate and not-for-profit customers. Savings deposits increased to $3,878,000 or 8.5% from $3,573,000 at December 31, 2000. Total certificates of deposit increased by $2,681,000 or 5.5% to $51,685,000 from the December 31, 2000 balance of
$49,004,000.

       Short-term borrowings and long-term debt

     Short-term borrowings consisting entirely of customer repurchase agreements increased $489,000 or 13.5% to $4,106,000 at September 30, 2001 from the December 31, 2000 balance of $3,617,000, as a result of normal fluctuations in the balances of the Bank's large corporate customers.

     Long-term debt consisting of a Federal Home Loan Bank advance decreased $58,000 or 6.5% to $830,000 from the balance of $888,000 at December 31, 2000, as a result of scheduled prepayments.

       Stockholders' equity

     Stockholders' equity at September 30, 2001 was $18,463,000, an increase of $1,490,000 or 8.8% from December 31, 2000 balance of $16,973,000. This increase was attributable to net income for this period of $2,137,000, an increase in the unrealized gain on investment securities classified as available for sale of $109,000, less the dividends paid on the Company's common stock totaling $757,000. On September 30, 2001, the quarterly dividend paid was $0.12 per share, an increase of $0.01 per share from the $0.11 per share paid in the third and fourth quarter of 2000. The book value per share of common stock at September 30, 2001 was $8.51, as compared to $7.82 at December 31, 2000. Average stockholders' equity to average assets was 11.16% on a consolidated basis and 11.20% for the Bank.

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

     During the first nine months of 2001, the Bank added $190,000 to the loan loss reserve. At September 30, 2001, the allowance for loan losses as a percentage of outstanding loans was 1.45%, as compared to 1.40% at December 31, 2000. Management evaluates the risk characteristics of the loan portfolio on an ongoing basis, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $1,841,000 at September 30, 2001 to be adequate.

     The table entitled "Allocation of Allowances for Loan Losses" sets forth an analysis of the allocation for loan losses by categories as of September 30, 2001 and December 31, 2000.

                                   Allocation of Allowances for Loan Losses
                        For the Periods Ended September 30, 2001 and December 31, 2000


                                     September 30, 2001                  December 31, 2000
                              --------------------------------    -------------------------------
                                                  % of Loans                         % of Loans
                                 Reserve           to Total          Reserve          to Total
                                  Amount            Loans            Amount            Loans
                              --------------    --------------    -------------    --------------
                             (Dollars in Thousands)
                                                --------------    -------------    --------------
Commercial                              $456             26.4%             $602             42.6%
Real estate - secured                  1,087             71.7%              942             55.8%
Installment                              127              1.9%               66              1.6%
Unallocated                              171                --               44                --
   Total loans                        $1,841            100.0%           $1,654            100.0%
                              ==============    ==============    =============    ==============


     The following table summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2001 and 2000 as follows:

                Changes in the Allowance for Loans Losses for the
                  Nine Months Ended September 30, 2001 and 2000
                             (Dollars in thousands)


                                                     2001             2000
                                                 ------------     ------------
Balance at January 1                                   $1,654           $1,137
                                                 ------------     ------------
Provision for loan losses                                 190              453
                                                 ------------     ------------
Recoveries:
          Commercial                                        2                5
 Installment to individuals                                 2               45
          Credit card                                       6               --
                                                 ------------     ------------
          Total recoveries                                 10               50
                                                 ------------     ------------
Charge-offs:
          Commercial                                      (9)               --
          Installment to individuals                      (4)             (68)
                                                 ------------     ------------
                   Total charge-offs                     (13)             (68)
                                                 ------------     ------------
Net charge-offs                                           (3)             (18)
                                                 ------------     ------------
Balance at end of period                               $1,841           $1,572
                                                 ============     ============

Ratio of net charge-offs to average total loans        0.003%            0.02%

Average total loans outstanding during the year      $118,939         $108,624


          Nonperforming Assets

     Nonperforming assets at September 30, 2001 were $339,000, an increase of $30,000 from the $309,000 reported at December 31, 2000. The nonaccrual loan balances of $308,000 guaranteed by the U.S. Small Business Administration ("SBA") totaled $238,000 at September 30, 2001. The table entitled "Analysis of Nonperforming Assets" presents nonperforming assets, by category, at September 30, 2001 and December 31, 2000.

          Past Due and Potential Problem Loans

     Loans contractually past due 90 days and still accruing interest totaled $31,000 at September 30, 2001, as compared to zero loans at December 31, 2000. Loans totaling $2,189,000 were classified as monitored credits, an increase of $1,037,000 from the balance of $1,152,000 at December 31, 2000, and was largely attributable to the change in classification of one large loan. The balances of classified credits guaranteed by the SBA totaled $529,000 and $486,000 at September 30, 2001 and December 31, 2000, respectively. Classified loans are subject to management's attention, and their classification is reviewed on a quarterly basis.

                        Analysis of Nonperforming Assets
                    September 30, 2001 and December 31, 2000
                             (Dollars in thousands)


                                                   2001                2000
                                                   ------              -----
Nonaccrual loans:
Commercial                                          $172                $309
Installment                                          136                  --
      Total nonaccrual loans                         308                 309
                                             --------------       -------------

Past due loans:
Commercial                                            31                  --
      Total past due loans                            31                  --
                                              --------------       -------------

Total nonperforming assets                          $339                $309
                                              ==============       =============

Nonperforming assets exclusive of SBA
guarantee                                           $101                 $72
Nonperforming assets to gross loans                 0.27%               0.26%
Nonperforming assets to total asset                 0.20%               0.19%

Commercial                                          $172                $309
Allowance for loan losses to
  nonperforming assets                               543%                536%


Liquidity and Capital Resources

        Liquidity

     Principal sources of liquidity are cash and cash equivalents. On September 30, 2001, liquid assets totaled $23,187,000 or 13.8% of total assets. In comparison, liquid assets were $15,076,000 or 9.4% of total assets at December 31, 2000. The Company has additional sources of liquidity available, one of which is unpledged investment securities available for sale that totaled $3,700,000 at September 30, 2001. In addition, the Bank has unsecured lines of credit available from correspondent banks, which can provide up to $7,000,000 in liquidity, as well as, a line of credit through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region. The Bank is eligible to borrow up to approximately $19,384,000 in funds from the FHLB collateralized by loans secured by first liens on one-to-four family or multifamily dwellings and commercial mortgages, as well as, investment securities.

     Capital Resources

     The following table presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at September 30, 2001 and December 31, 2000. Both the Company and the Bank continue to be considered "well capitalized" and exceed the regulatory guidelines.


      Capital Ratios

                                                  Actual                   Minimum Capital            Minimum To Be Well
                                                                            Requirements                 Capitalized
                                        --------------------------    -------------------------    ------------------------
                                          Amount          Ratio         Amount         Ratio         Amount        Ratio
                                        -----------    -----------    ----------    -----------    ----------    ----------
                                                                       (Dollars in Thousands)
September 30, 2001:
Total Capital to Risk Weighted Assets:
        Consolidated                        $20,035         14.75%       $10,870          8.00%            N/A          N/A
        Bank                                 20,612         15.20%        10,850          8.00%        13,563        10.00%

Tier 1 Capital to Risk Weighted Assets:
        Consolidated                         18,339         13.50%         5,435          4.00%           N/A           N/A
        Bank                                 18,667         13.76%         5,425          4.00%         8,138         6.00%

Leverage Ratio:
        Consolidated                         18,339         11.26%         6,517          4.00%           N/A           N/A
        Bank                                 18,667         11.49%         6,498          4.00%         8,123         5.00%

December 31, 2000:
Total Capital to Risk Weighted Assets:
        Consolidated                        $18,588         14.19%       $10,478          8.00%            N/A          N/A
        Bank                                 17,968         13.79%        10,425          8.00%        13,031        10.00%

Tier 1 Capital to Risk Weighted Assets:      16,960         12.95%         5,239          4.00%           N/A           N/A
        Consolidated                         16,339         12.54%         5,212          4.00%         7,819         6.00%
        Bank

Leverage Ratio:                              16,960         10.61%         6,393          4.00%           N/A           N/A
        Consolidated                         16,339         10.21%         6,403          4.00%         8,004         5.00%
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

        None

Item 5 - Other Matters

        None.

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits - None.
(b)     No reports on Form 8-K were filed for the period covered by this report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                         Registrant

Date: November 13, 2001                 /s/ Jeanne D. Hubbard
     -------------------                ----------------------------------------
                                        Jeanne  D. Hubbard
                                        Chairwoman of the Board,
                                        President and Director
                                       (Principal Executive Officer)