Form 10QSB
period 2002-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2002-05-15
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended           March 31, 2002
                              -----------------------------------



[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

For the transition period from                  to
                              ------------------  -----------------

         Commission file number   0-10971
                                ----------------------------------------------

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

     State the number of shares outstanding of the issuer's class of common equity as of May 8, 2002:

                   2,729,052 shares of Common Stock, Par Value $0.01/share

Transitional Small Business Disclosure Format (check one): Yes          No   X
                                                              -----         ----

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

 Item 1 - Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets                                      2
    Condensed Consolidated Statements of Income                                3
    Condensed Consolidated Statements of Changes in Stockholder's Equity       4
    Condensed Consolidated Statements of Cash Flows                            5
    Notes to Condensed Consolidated Financial Statements                       6

 Item 2 - Management's Discussion and Analysis                              7-14


PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                                   14

 Item 2 -Changes in Securities and Use of Proceeds                            14

 Item 3 - Defaults Upon Senior Securities                                     14

 Item 4 - Submission of Matters to Vote of Securities Holders                 14

 Item 5 - Other Matters                                                       14

 Item 6 - Exhibits and Reports on Form 8-K                                    14

         Signatures                                                           14




               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                March 31, 2002 (unaudited) and December 31, 2001
                                                                                          March 31,          December 31,
                                                                                            2002                 2001
                                                                                      -----------------   ------------------
Assets
   Cash and due from banks                                                                   $6,254,452           $5,607,875
   Federal funds sold                                                                         6,179,399            4,163,836
         Cash and cash equivalents                                                           12,433,851            9,771,711
                                                                                      -----------------   ------------------
   Interest-bearing deposits in other banks                                                   1,982,241            4,328,091
   Investment securities available for sale at fair value                                    19,983,606           20,542,946
   Investment securities held to maturity (market value of $3,890,620 and
      $4,425,356 for 2002 and 2001, respectively                                              4,009,136            4,512,960
   Loans                                                                                    140,986,007          138,060,683
      Less: allowance for loan losses                                                       (2,010,507)          (1,910,963)
                                                                                      -----------------   ------------------
      Loans, net                                                                            138,975,500          136,149,720
                                                                                      -----------------   ------------------
   Bank premises and equipment, net                                                             619,506              670,200
   Other assets                                                                               2,538,744            2,194,487
                                                                                      -----------------   ------------------
        Total assets                                                                       $180,542,584         $178,170,115
                                                                                      =================   ==================

Liabilities and Stockholders' equity
Liabilities:
   Deposits
      Noninterest-bearing deposits                                                          $45,744,515          $40,407,437
      Interest-bearing deposits                                                             109,660,475          112,683,200
                                                                                      -----------------   ------------------
        Total deposits                                                                      155,404,990          153,090,637
                                                                                      -----------------   ------------------
   Short-term borrowings                                                                      3,882,887            4,436,618
   Long-term debt                                                                               789,062              809,695
   Other liabilities                                                                          1,250,839              944,903
                                                                                      -----------------   ------------------
        Total liabilities                                                                   161,327,778          159,281,853
                                                                                      -----------------   ------------------
Commitments and contingencies (Note 2) Stockholders' equity:
   Common stock,  $0.01 par value, authorized 5,000,000 shares; issued 2,743,998 shares in 2002 and 2,742,582 shares in 2001; outstanding 2,729,052 shares in 2002
       and 2,727,636 in 2001.                                                                    27,439               27,426
   Capital surplus                                                                           13,055,647           13,047,784
   Retained earnings                                                                          6,354,052            5,884,201
      Less: Treasury stock, 14,946 shares, at cost                                             (98,349)             (98,349)
   Accumulated other comprehensive income (loss)                                              (123,983)               27,200
                                                                                      -----------------   ------------------
        Total stockholders' equity                                                           19,214,806           18,888,262
                                                                                      -----------------   ------------------
        Total liabilities and stockholders' equity                                         $180,542,584         $178,170,115
                                                                                      =================   ==================

See notes to consolidated financial statements.




                           ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                               Condensed Consolidated Statements of Income
                           For the Three Months Ended March 31, 2002 and 2001
                                               (Unaudited)

                                                                        2002                 2001
                                                                 ------------------   -------------------
Interest income
    Interest and fees on loans                                           $2,691,950            $2,732,032
    Interest and dividends on investment securities:
       Taxable                                                              342,431               339,931
    Other interest income                                                    39,579               168,923
                                                                 ------------------   -------------------
       Total interest income                                              3,073,961             3,240,886
                                                                 ------------------   -------------------
Interest expense
    Interest on deposits                                                    663,278               964,691
    Interest on short-term borrowings                                        18,741                50,285
    Interest on long-term debt                                               13,764                15,093
                                                                 ------------------   -------------------
        Total interest expense                                              695,782             1,030,069
                                                                 ------------------   -------------------
Net interest income                                                       2,378,178             2,210,817
    Provision for loan losses                                               100,000                60,000
                                                                 ------------------   -------------------
Net interest income after provision for loan losses                       2,278,178             2,150,817
                                                                 ------------------   -------------------
Noninterest income
    Service charges on deposit accounts                                     391,041               355,523
    Other income                                                             96,601               188,421
                                                                 ------------------   -------------------
        Total noninterest income                                            487,642               543,944
                                                                 ------------------   -------------------
Noninterest expense
    Salaries and employee benefits                                          712,225               739,875
    Occupancy and equipment expense                                         284,272               286,083
    Professional fees                                                        49,172                68,207
    Data processing fees                                                    109,669                93,783
    Other operating expense                                                 285,341               342,847
                                                                 ------------------   -------------------
        Total noninterest expense                                         1,440,680             1,530,795
                                                                 ------------------   -------------------
Income before provision for income taxes                                  1,325,140             1,163,966
Provision for income taxes                                                  532,140               458,831
                                                                 ------------------   -------------------

        Net income                                                         $793,000              $705,135


                                                                 ==================   ===================

Earnings per share:
       Basic                                                                  $0.29                 $0.26
       Diluted                                                                $0.29                 $0.26

Average common shares outstanding:
       Basic                                                              2,728,113             2,712,180
       Diluted                                                            2,742,630             2,716,018


See notes to consolidated financial statements.




                                               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                       Condensed Consolidated Statements of Changes in Stockholders' Equity
                                                    Three Months Ended March 31, 2002 and 2001
                                                                   (Unaudited)
                                                                                                            Accumulated
                                                                                                Employee       Other
                                                                                                  Stock    Comprehensive
                                               Common      Capital      Retained     Treasury   Ownership     Income
                                               Stock       Surplus      Earnings      Stock     Plan (ESOP)   (Loss)         Total
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 2000                  $27,354   $12,992,334    $4,082,112   ($87,144)   ($55,122)      $13,876  $16,973,410
Comprehensive income:
  Net income                                       --            --       705,135          --          --           --      705,135

  Change in net unrealized gain on investment
     securities available for sale,
     net of taxes of $38,346                       --            --            --          --          --       56,245       56,245
                                                                                                                          ----------
        Total comprehensive income                 --            --            --          --          --           --      761,380
                                                                                                                          ----------
Dividends declared ($0.09 per share)               --            --      (236,721)         --          --           --     (236,721)

                                             ---------------------------------------------------------------------------------------
Balance at March 31, 2001                     $27,354   $12,992,334    $4,555,997   ($87,144)   ($55,122)      $70,121  $17,498,069
                                            ========================================================================================


Balance at December 31, 2001                  $27,426   $13,047,784    $5,884,201   ($98,349)          --      $27,200  $18,888,262
Comprehensive income:
  Net income                                       --            --       793,000          --          --           --      793,000
  Change in net unrealized gain on
      investment securities available for sale,
      net of  taxes of $(103,263)                  --            --            --          --          --     (151,183)    (151,183)
                                                                                                                          ----------
        Total comprehensive income                 --            --            --          --          --           --      641,817
                                                                                                                          ----------
Dividends declared ($0.12 per share)               --            --      (323,149)         --          --           --     (323,149)
Issuance of shares under Employee Incentive
  Stock Option Plan                                13         7,863            --          --          --           --        7,876

                                              --------------------------------------------------------------------------------------
Balance at March 31, 2002                     $27,439   $13,055,647    $6,354,052   ($98,349)          --    ($123,983) $19,214,806
                                             =======================================================================================

See notes to consolidated financial statements



               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                                                                                             2002                  2001
                                                                                      -----------------     -----------------
Cash flows from Operating Activities:

Net Income                                                                                     $793,000              $705,135
                                                                                                                     --------
Adjustments to reconcile net income to net cash provided by operating activities:

  Provision for loan losses                                                                     100,000                60,000
  Depreciation and amortization                                                                  63,171                71,458
  Accretion of loan discounts and fees                                                          (27,639)              (36,273)
  Net discount (accretion)/premium amortization on investment securities                          4,637               (14,040)
  (Increase) decrease in other assets                                                          (241,452)              753,073
  Increase (decrease)  in other liabilities                                                     305,936              (448,933)
                                                                                      -----------------     -----------------
      Net cash provided by operating activities                                                 997,653             1,090,420
                                                                                      -----------------     -----------------

Cash flows from Investing Activities:
Proceeds from maturities of investment securities held to maturity                              500,000               999,366
Proceeds from maturities of investment securities available for sale                                 --             9,028,548
Proceeds from repayment of mortgage-backed securities                                           304,082                 3,971
Purchase of investment securities available for sale                                                 --            (5,300,000)
Net decrease in interest-bearing deposits in other banks                                      2,345,850               885,048
Net (increase) decrease in loans                                                             (2,897,685)              438,075
Purchase of bank premises and equipment                                                         (12,477)              (83,906)
      Net cash provided by investing activities                                                 239,770             5,971,102
                                                                                      -----------------     -----------------

Cash flows from Financing Activities:
Net increase (decrease) in transaction and savings deposits                                   8,216,379            (1,058,434)
Net increase (decrease) increase in time deposits                                            (5,902,026)           (3,380,242)
Net (decrease) increase  in short-term borrowings                                              (553,730)            2,013,031
Payments on long-term debt                                                                      (20,633)              (18,770)
Proceeds from issuance of common stock, net of expenses                                           7,876                    --
Cash dividends paid to common stockholders                                                     (323,149)             (236,721)
                                                                                      -----------------     -----------------
      Net cash provided by (used in) financing activities                                     1,424,717            (2,681,136)
                                                                                      -----------------     -----------------
      Net increase (decrease) in cash and cash equivalents                                    2,662,140             4,380,386
Cash and cash equivalents at beginning of year                                                9,771,711             9,924,149
                                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                                  $12,433,851           $14,304,535
                                                                                      =================     =================

Supplementary disclosures:
  Interest paid on deposits and borrowings                                                     $691,621            $1,029,133
                                                                                      =================     =================
  Income taxes paid                                                                            $100,000              $345,492
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

     The Company and the Bank prepare their financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States, the instructions for Form 10-QSB, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2001, which was derived from the audited financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America or complete financial statements. Operating results for the three months ended March 31, 2002 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications may have been made to amounts previously reported in 2001 to conform with the 2002 presentation.

2. Contingent Liabilities

     In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

3. Stockholders' Equity

     All  financial   information   and  per  share  data   presented  has  been
retroactively adjusted for the five-for-four stock split effected in the form of a 25% stock dividend issued on December 31, 2001.

4. Earnings per share

     Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. Per share amounts are based on the weighted average number of shares outstanding during each period, as adjusted for the stock split in December 2001, as follows:


                                                                  For the 3 Months
                                                                   Ended March 31
                                                                     (unaudited)
                                                         ------------------------------------

                                                               2002                2001
                                                         ----------------     ---------------
Basic EPS weighted average shares outstanding                   2,728,113           2,712,180
Dilutive effect of stock options                                   14,517               3,838
                                                         ----------------     ---------------
Diluted EPS weighted average shares outstanding                 2,742,630           2,716,018
                                                         ================     ===============

No adjustments were made to net income in the computation of earnings per share for either of the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2001.

        Overview

     The Company reported net income for the three months ended March 31, 2002 of $793,000, or $0.29 per share diluted, for an annualized return on average assets of 1.79% and an annualized return on average equity of 16.74%. Net income for the first quarter of the current year increased 12.5%, as compared to the same period in 2001. In comparison, net income for the three months ended March 31, 2001 was $705,000 or $0.26 per share diluted, with a return on average assets of 1.84% and a return on average equity of 16.50%.

        Net Interest Income

     Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income increased by $167,000, or 7.6%, to $2,378,000 for the three months ended March 31, 2002, as compared to $2,211,000 for the comparable period in 2001.The improvement in the net interest margin was due to the growth in earning assets combined with the management of the rates paid on deposits. Average earning assets totaling $172,115,000 increased by $23,855,000, or 16.1%, as compared to the average of $148,260,000 for the first quarter of 2001. Average interest bearing liabilities for the first quarter of 2002 of $115,152,000 increased by $18,094,000, or 18.6%, as compared to the average of $97,058,000 for the first quarter of 2001. The yield on total earning assets was 7.24%, a decrease of 163 basis points from the yield of 8.87% for the first quarter of 2001. The cost of funds was 2.45%, a decrease of 185 basis points from the yield of 4.30% for the first quarter of 2001. The decrease in yields was due to the decrease in market interest rates in 2001 that have remained at those levels. The net interest margin (net interest income as a percentage of average interest-earning assets) was 5.60% for the first quarter of 2002, as compared to 6.05% for the same period in 2001, a decrease of 45 basis points. The net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) was 4.79% for the first quarter of 2002, as compared to 4.57% for the first quarter of 2001, an increase of 22 basis points.

     Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the first quarter of 2002 and 2001 are presented on a comparative basis in the following table.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
               For the Three Months Ended March 31, 2002 and 2001
                             (Dollars in Thousands)



                                                       2002                                     2001
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
  Loans (a)                                $138,001      $2,692       7.91%       $114,673        $2,732        9.66%
  Investment securities (b)                  24,874         342       5.58%         21,450           340        6.43%
  Federal funds sold                          4,122          17       1.61%          7,591           104        5.55%
  Interest-bearing bank balances              5,118          23       1.84%          4,546            65        5.80%
                                        ----------- -----------                -----------  ------------
       Total earnings assets                172,115       3,074       7.24%        148,260         3,241        8.87%
                                        ----------- -----------                -----------  ------------
  Allowance for loan losses                 (1,943)                                 (1,669)
  Cash and due from banks                     6,342                                  6,534
  Other assets                                2,868                                  2,391
       Total assets                         179,382                               $155,516
                                        ===========                            ===========

Liabilities and Stockholders' Equity
  Savings, NOW and Money market             $53,490         183       1.39%        $44,983           337        3.04%
  Certificates of deposit                    56,186         480       3.46%         45,823           628        5.55%
  Customer repurchase agreements              4,673          19       1.63%          5,371            50        3.80%
  Long- term debt                               803          14       6.95%            881            15        6.95%
       Total interest-bearing liabilities   115,152         696       2.45%         97,058         1,030        4.30%
                                        ----------- -----------                -----------  ------------
  Noninterest bearing deposits               43,897                                 40,452
  Other liabilities                           1,122                                    676
  Stockholders' equity                       19,211                                 17,330
       Total liabilities and stockholders'
          equity                           $179,382                               $155,516
                                        ===========                            ===========

Net interest income                                      $2,378                                   $2,211
                                                    ===========                             ============
Net interest spread                                                   4.79%                                     4.57%
Net interest margin                                                   5.60%                                     6.05%


a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

b) Yields related to investment securities exempt from D.C. income taxes (9.975%) are stated on a fully tax-equivalent basis.


       Noninterest Income

     Total noninterest income for the three months ended March 31, 2002 was $488,000, a decrease of $56,000 or 10.35%, compared to the first quarter of 2001. Service charges on deposit accounts increased 10.0% for the first quarter of 2002, as compared to the same period in 2001, as a result of increases in transactions and servicing fees. Other income totaled $97,000, a decrease of $91,000 or 48.4%, as compared to the first quarter of 2001.The first quarter of 2001 included income realized from the unamortized discounts on investment securities that were called totaling $121,000. The first quarter of 2002 included a $55,000 gain on the sale of the guaranteed portion of SBA loans, as compared to a $37,000 gain on sale of SBA loans for the same period in 2001.

       Noninterest Expense

     Total noninterest expense for the three months ended March 31, 2002 decreased $90,000 or 5.9% to $1,441,000, as compared $1,531,000 for the first quarter of 2001. The Company's efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) improved to 50.3% for the first quarter of 2002, as compared to 55.6% for the same quarter in 2001. Salaries and benefits of $712,000 decreased by $28,000 or 3.8%, as compared to the first quarter of 2001, due to a temporary reduction in senior level staff. Net occupancy expense of $284,000 for the first quarter of 2002 decreased $2,000, from the same period one year earlier. Professional fees of $49,000 decreased $19,000 or 27.9%, as compared to the first quarter of 2001, due in part to a lower level of legal fees this year. Data processing expense of $110,000 increased by $16,000 or 16.9%, compared to the first quarter of 2001, due to software maintenance costs and redundant features added to internal systems. Other operating expense of $285,000 for the first quarter of 2002 decreased by $58,000 or 16.9% from the first quarter of 2001. The largest variances in other operating expenses compared to the prior year were as follows: 1) printing expenses for shareholders' reports decreased $18,000 from the first quarter of 2001; 2) a decrease in deposit accounts charged-off totaling $16,000; 3) a decrease in charitable contributions of $8,000; and 4) a decrease in postage expense of $9,000.

       Income Tax Expense

     Income tax expense of $532,000 for the three months ended March 31, 2002 increased $73,000 from the same period in 2001, due primarily to the increase in pretax income. The Company's effective tax rate for the first quarter of 2002 was 40.2%, as compared to 39.4% for the first quarter of 2001.


Financial Condition

       Overview

     Total assets increased to $180,543,000 at March 31, 2002 from $178,170,000 at December 31, 2001, an increase of $2,373,000 or 1.3%. The increase in assets was primarily attributable to the increase in loans of $2,925,000. Total deposits increased to $155,405,000 or 1.5% and total equity increased $327,000 or 1.7%, compared to the prior year end. The book value per share of common stock at March 31, 2002 was $7.04, as compared to $6.92 at December 31, 2001. On March 31, 2002, the quarterly dividend paid was $0.12 per share, an increase of $0.03 per share from the first quarter of 2001.

       Loans

     The loan portfolio at March 31, 2002 was $140,986,000, an increase of $2,925,000 or 2.1%, as compared to the December 31, 2001 balance of $138,061,000. The guaranteed portion of SBA loans totaling $614,000 were sold during the first three months of 2002. Commercial real estate secured loans grew 5.5% or $5,292,000, installment loans increased 17.1% or $2,725,000, and commercial loans decreased 19.4% or $4,946,000, from the previous year end, due to prepayments in excess of new loans added to the portfolio.

       Investment securities

     Total investment securities decreased by $1,063,000 or 4.2% to $23,993,000 at March 31, 2002 from $25,056,000 at December 31, 2001. This net decrease reflects $500,000 in investment securities classified as hold-to-maturity that matured, $304,000 in prepayments on mortgage backed securities classified as available-for-sale, premium and discount amortization, and a net decrease in market value of $254,000 on investment securities classified as available-for-sale.

       Short-term investments

     Short term investments consisting of federal funds and interest-bearing deposits in banks decreased by $330,000, compared to December 31, 2001. Federal funds sold totaling $6,179,000 at March 31, 2002 increased $2,016,000 or 48.4% from $4,164,000 at December 31, 2001. Interest-bearing deposits in other banks decreased $2,346,000 or 54.2% to $1,982,000 from $4,328,000 at December 31,
2001. Deposits Total deposits increased by $2,314,000, or 1.5% to $155,405,000 at March 31, 2002 from the December 31, 2001 balance of $153,091,000. Demand deposits of $45,745,000 increased $5,338,000, or 13.2% from $40,407,000 at year end, and money market accounts increased $2,475,000 or 7.8% to $34,366,000 from a balance of $31,891,000 reported at year end, due new depositors and normal fluctuations in the balances of some of the Company's large corporate and not-for-profit customers. NOW accounts totaled $17,430,000 and were relatively unchanged from year end. Savings deposits increased $306,000 to $4,717,000 from $4,411,000 at December 31, 2001. Total certificates of deposit decreased by $5,902,000 or 10.0% to $53,147,000 from the December 31, 2001 balance of $59,049,000.

       Short-term borrowings and long-term debt

     Short-term borrowings consisting entirely of customer repurchase agreements decreased $554,000 or 12.5% to $3,883,000 at March 31, 2002 from the December 31, 2001 balance of $4,437,000, as a result of normal fluctuations in the balances of the Bank's large corporate customers.

     Long-term debt consisting of a Federal Home Loan Bank advance decreased $21,000 or 2.6% to $789,000 from the balance of $810,000 at December 31, 2001, as a result of scheduled repayments.

       Stockholders' equity

     Stockholders' equity at March 31, 2002 was $19,215,000, an increase of $327,000 or 1.7% from the December 31, 2001 balance of $18,888,000. This increase was attributable to net income of $793,000 for the quarter, the issuance of Common shares under the Employee Incentive Stock Option Plan of $8,000, offset by a net unrealized loss on investment securities classified as available for sale of $151,000, and dividends paid on the Company's common stock totaling $323,000.


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

     During the first three months of 2002, the Bank added $100,000 to the loan loss reserve. At March 31, 2002, the allowance for loan losses as a percentage of outstanding loans was 1.43%, as compared to 1.38% at December 31, 2001. Management evaluates the risk characteristics of the loan portfolio on an ongoing basis, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $2,011,000 at March 31, 2002 to be adequate.

     The table entitled "Allocation of Allowances for Loan Losses" sets forth an analysis of the allocation for loan losses by categories as of March 31, 2002 and December 31, 2001.


                    Allocation of Allowances for Loan Losses
           For the Periods Ended March 31, 2001 and December 31, 2000


                                       March 31, 2002                    December 31, 2001
                              --------------------------------    -------------------------------
                                                  % of Loans                         % of Loans
                                 Reserve           to Total          Reserve          to Total
                                  Amount            Loans            Amount            Loans
                              --------------    --------------    -------------    --------------
                                                     (Dollars in thousands)

Commercial                          $659             28.2%             $673             23.7%
Real estate - mortgages            1,184             71.2%            1,155             75.3%
Installment                           28              0.6%               34              1.0%

Unallocated                          140                --               49                --

   Total loans                    $2,011            100.0%           $1,911            100.0%
                              ==============    ==============    =============    ==============


     The following table summarizes the transactions in the allowance for loan losses for the three months ended March 31, 2002 and 2001 are summarized as follows:


             Transactions in the Allowance for Loans Losses for the
                   Three Months Ended March 31, 2002 and 2001
                             (Dollars in thousands)


                                                     2002             2001
                                                 ------------     ------------
Balance at January 1                                   $1,911           $1,654
                                                 ------------     ------------
Provision for loan losses                                 100               60
                                                 ------------     ------------
Recoveries:
          Commercial                                        2                2
          Installment to individuals                        1                1
                                                 ------------     ------------
          Total recoveries                                  3                3
                                                 ------------     ------------
Charge-offs:
          Commercial                                       --               --
          Installment to individuals                      (3)              (4)
                                                 ------------     ------------
                   Total charge-offs                      (3)              (4)
                                                 ------------     ------------
Net (charge-offs) recoveries                               --              (1)
                                                 ------------     ------------
Balance at end of period                               $2,011           $1,713
                                                 ============     ============

Ratio of net charge-offs (recoveries) to average           --         (0.001)%
                   total loans
Average total loans outstanding during the year      $138,001         $114,673


    Nonperforming Assets

     Nonperforming assets at March 31, 2002 consisted entirely of nonaccrual loans totaling $480,000, an increase of $94,000 from the $386,000 reported at December 31, 2001. The nonaccrual loan balances guaranteed by the U.S. Small Business Administration ("SBA") totaled $216,000 at March 31, 2002 and $229,000 at December 31, 2001. The table entitled "Analysis of Nonperforming Assets" presents nonperforming assets, by category, at March 31, 2002 and December 31, 2001.

                        Analysis of Nonperforming Assets
                     At March 31, 2002 and December 31, 2001
                             (Dollars in thousands)



                                                        2002             2001
                                                       ------           -----
Nonaccrual loans:
Commercial                                               $476             $385
Installment                                                 4                1
                                                         ----             ----
      Total nonaccrual loans                              480              386
                                                         ----             ----

Past due loans:                                            --               --

Total nonperforming assets                               $480             $386
                                                         ====             ====

Nonperforming assets exclusive of SBA guarantee          $264             $157
Nonperforming assets to gross loans                      0.34%            0.28%
Nonperforming assets to total assets                     0.27%            0.22%
Allowance for loan losses to nonperforming assets         418%             495%


         Past Due and Potential Problem Loans

     There were no loans contractually past due 90 days or more and still accruing interest at March 31, 2002 or at December 31, 2001. Loans totaling $2,546,000 were classified as monitored credits, an increase of $1,203,000 from the balance of $1,343,000 at December 31, 2001, due to the downgrade in classification of four loans. The balances of classified credits guaranteed by the SBA totaled $640,000 and $215,000 at March 31, 2002 and December 31, 2001, respectively. Classified loans are subject to management's attention, and their classification is reviewed on a quarterly basis.

Liquidity and Capital Resources

        Liquidity

     Principal sources of liquidity are cash, cash equivalents, and short term investments. On March 31, 2002, liquid assets totaled $14,416,000 or 8.0% of total assets. In comparison, liquid assets were $14,100,000 or 7.9% of total assets at December 31, 2001. The Company has additional sources of liquidity available, one of which is unpledged investment securities available for sale that totaled $4,454,000 at March 31, 2002. In addition, the Bank has unsecured lines of credit available from correspondent banks, which can provide up to $7,000,000 in liquidity, as well as, a line of credit through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within it's region. The Bank is eligible to borrow up to approximately $20,876,000 in funds from the FHLB collateralized by loans secured by first liens on one-to-four family or multifamily dwellings and commercial mortgages, as well as, investment securities.

        Capital Resources

     The following table presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at March 31, 2002 and December 31, 2001. Both the Company and the Bank continue to be considered "well capitalized" and exceed the regulatory guidelines.



                                                  Actual                   Minimum Capital            Minimum To Be Well
                                                                            Requirements                 Capitalized
                                        --------------------------    -------------------------    ------------------------
                                          Amount          Ratio         Amount         Ratio         Amount        Ratio
                                        -----------    -----------    ----------    -----------    ----------    ----------
                                                                       (Dollars in Thousands)

March 31, 2002:
Total Capital to Risk Weighted Assets:
        Consolidated                        $21,278         13.70%       $12,427          8.00%           N/A          N/A
        Bank                                 21,051         13.57%        12,410          8.00%        15,513        10.00%

Tier 1 Capital to Risk Weighted Assets:
        Consolidated                         19,339         12.45%         6,214          4.00%           N/A          N/A
        Bank                                 18,862         12.16%         6,205          4.00%         9,308         6.00%

Leverage Ratio:
        Consolidated                         19,339         10.78%         7,175          4.00%           N/A          N/A
        Bank                                 18,862         10.52%         7,173          4.00%         8,966         5.00%

December 31, 2001:
Total Capital to Risk Weighted Assets:
        Consolidated                        $20,746         13.74%       $12,082          8.00%           N/A          N/A
        Bank                                 20,508         13.60%        12,061          8.00%        15,077        10.00%

Tier 1 Capital to Risk Weighted Assets:
        Consolidated                         18,861         12.49%         6,041          4.00%           N/A          N/A
        Bank                                 18,373         12.19%         6,031          4.00%         9,046         6.00%

Leverage Ratio:
        Consolidated                         18,861         10.86%         6,944          4.00%           N/A          N/A
        Bank                                 18,373         10.55%         6,965          4.00%         8,706         5.00%

N/A = not applicable


Interest Rate Sensitivity

     Through the Bank's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to fluctuations in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles and rate forecast risk estimates on the net interest income and economic value of equity. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift up or down parallel to its beginning position. This simulation provides a test for embedded interest rate risk estimates and other factors such as prepayments, repricing limits, and decay factors. The results are compared to risk tolerance limits set by corporate policy. Based on the Company's most recent interest rate sensitivity analysis, the impact to the net interest income and the economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is moderate.

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

Item 1 - Legal Proceedings
        None

Item 2 - Changes in Securities and Use of Proceeds
        None

Item 3 - Defaults Upon Senior Securities
        None

Item 4 - Submission of Matters to Vote of Security Holders
        None.

Item 5 - Other Matters
        None.

Item 6 - Exhibits and Reports on Form 8-K
        (a)       Exhibits - None
        (b)       No reports on Form 8-K were filed for the period covered by this report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                          Registrant

Date: May 13, 2002                       /s/ Jeanne D. Hubbard
                                         ---------------------
                                         Jeanne D. Hubbard
                                          Chairwomen of the Board,
                                          President and Director
                                         (Principal Executive Officer)