Form 10QSB
period 2002-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2002-08-14
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

For the quarterly period ended           June 30, 2002
                              ----------------------------------



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                       For the transition period from to
                      ------------------ -----------------

                         Commission file number 0-10971
                -------------------------------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of August12, 2002: 2,729,052 shares of Common Stock, Par Value $0.01/share

Transitional Small Business Disclosure Format (check one): Yes        No    X
                                                           -----      -------

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

Item 1 - Condensed Consolidated Financial Statements

  Condensed Consolidated Balance Sheets                                        1
  Condensed Consolidated Statements of Income                                  2
  Condensed Consolidated Statements of Changes in Stockholder's Equity         3
  Condensed Consolidated Statements of Cash Flows                              4
  Notes to Condensed Consolidated Financial Statements                         5

Item 2 - Management's Discussion and Analysis                               6-15


PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Securities Holders       15

         Item 6 - Exhibits and Reports on Form 8-K                            15

         Signatures                                                           16

             Exhibit 99.1                                                     17

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                 June 30, 2002 (unaudited) and December 31, 2001


                                                                                          June 30,           December 31,
                                                                                            2002                 2001
                                                                                      -----------------   ------------------
Assets
   Cash and due from banks                                                                   $4,897,326           $5,607,875
   Federal funds sold                                                                         8,302,461            4,163,836
   Interest-bearing deposits in other banks                                                   6,514,417            4,328,091
   Investment securities available for sale at fair value                                    23,642,324           19,899,546
   Investment securities held to maturity (market value of $4,528,600 and
      $4,425,356 for 2002 and 2001, respectively                                              4,505,312            4,512,960
   Loans                                                                                    139,910,191          138,060,683
      Less: allowance for loan losses                                                        (2,062,888)          (1,910,963)
                                                                                      -----------------   ------------------
      Loans, net                                                                            137,847,303          136,149,720
                                                                                      -----------------   ------------------
   Bank premises and equipment, net                                                             569,128              670,200
   Other assets                                                                               3,023,139            2,837,887
                                                                                      -----------------   ------------------
        Total assets                                                                       $189,301,410         $178,170,115
                                                                                      =================   ==================

Liabilities and Stockholders' equity
Liabilities:
   Deposits
      Noninterest-bearing deposits                                                          $45,844,082          $40,407,437
      Interest-bearing deposits                                                             116,409,615          112,683,200
                                                                                      -----------------   ------------------
        Total deposits                                                                      162,253,697          153,090,637
   Short-term borrowings                                                                      5,500,312            4,436,618
   Long-term debt                                                                               767,935              809,695
   Other liabilities                                                                            749,898              944,903
                                                                                      -----------------   ------------------
        Total liabilities                                                                   169,271,842          159,281,853
                                                                                      -----------------   ------------------
Commitments and contingencies (Note 2) Stockholders' equity:
   Common stock, $0.01 par value, authorized 5,000,000 shares; issued 2,743,998
          i 2002 and 2,742,582 shares in 2001; outstanding 2,729,052 shares in
          2002 and 2,727,636 shares in 2001
                                                                                                 27,438               27,426
   Capital surplus                                                                           13,055,647           13,047,784
   Retained earnings                                                                          6,878,778            5,884,201
      Less: Treasury stock, 14,946 shares, at cost                                             (98,349)             (98,349)
   Accumulated other comprehensive income                                                       166,054               27,200
                                                                                      -----------------   ------------------
        Total stockholders' equity                                                           20,029,568           18,888,262
                                                                                      -----------------   ------------------
        Total liabilities and stockholders' equity                                         $189,301,410         $178,170,115
                                                                                      =================   ==================

See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                  For the Periods Ended June 30, 2002 and 2001
                                   (Unaudited)



                                                       For the three months ended       For the six months ended
                                                                June 30,                        June 30,
                                                     -------------------------------  -----------------------------
                                                          2002             2001           2002            2001
                                                     --------------   --------------  -------------   -------------
Interest income
    Interest and fees on loans                           $2,786,675       $2,685,186     $5,478,625      $5,417,218
    Interest and dividends on investment securities:
       Taxable                                              363,316          326,879        705,747         666,810
    Other interest income                                    44,883          124,709         84,463         293,633
                                                     --------------   --------------  -------------   -------------
       Total interest income                              3,194,874        3,136,774      6,268,835       6,377,661
                                                     --------------   --------------  -------------   -------------
Interest expense
    Interest on deposits                                    612,768          899,776      1,276,047       1,864,467
    Interest on short-term borrowings                        20,148           41,096         38,889          91,382
    Interest on long-term debt                               13,703           15,108         27,466          30,201
                                                     --------------   --------------  -------------   -------------
        Total interest expense                              646,619          955,980      1,342,402       1,986,050
                                                     --------------   --------------  -------------   -------------
Net interest income                                       2,548,255        2,180,794      4,926,433       4,391,611
    Provision for loan losses                                87,500           60,000        187,500         120,000
                                                     --------------   --------------  -------------   -------------
Net interest income after provision for loan losses       2,460,755        2,120,794      4,738,933       4,271,611
                                                     --------------   --------------  -------------   -------------
Noninterest income
    Service charges on deposit accounts                     416,969          401,790        808,010         757,313
    Other income                                             56,360          103,090        152,960         291,512
                                                     --------------   --------------  -------------   -------------
        Total noninterest income                            473,329          504,880        960,970       1,048,825
                                                     --------------   --------------  -------------   -------------
Noninterest expense
    Salaries and employee benefits                          712,133          738,713      1,424,357       1,478,589
    Occupancy and equipment expense                         309,533          289,754        593,805         575,837
    Professional fees                                        57,194           50,035        106,366         118,242
    Data processing fees                                    105,629          101,637        215,298         195,421
    Other operating expense                                 333,501          287,605        618,843         630,451
                                                     --------------   --------------  -------------   -------------
        Total noninterest expense                         1,517,990        1,467,744      2,958,669       2,998,540
                                                     --------------   --------------  -------------   -------------
Income before provision for income taxes                  1,416,094        1,157,930      2,741,234       2,321,896
Provision for income taxes                                  568,207          450,157      1,100,347         908,988
                                                     --------------   --------------  -------------   -------------
        Net income                                         $847,887         $707,773     $1,640,887      $1,412,908
                                                     ==============   ==============  =============   =============

Earnings per share:
       Basic                                                  $0.31            $0.26          $0.60           $0.52
       Diluted                                                $0.31            $0.26          $0.60           $0.52

Average common shares outstanding:
       Basic                                              2,729,052        2,712,180      2,728,585       2,712,180
       Diluted                                            2,743,749        2,718,631      2,743,192       2,717,325


See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                                Employee   Accumulated
                                                                                                  Stock        Other
                                                Common    Capital       Retained    Treasury   Ownership  Comprehensive
                                                Stock     Surplus       Earnings     Stock     Plan (ESOP)    Income         Total
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 2000                   $27,354   $12,992,334    $4,082,112   ($87,144)   ($55,122)    $13,876   $16,973,410
Comprehensive income:
  Net income                                        --            --     1,412,908          --          --         --     1,412,908
  Change in net unrealized gain on investment
      securities available for sale, net of         --            --            --          --          --     38,764        38,764
      taxes of $26,405                                                                                                    ----------
        Total comprehensive income                  --            --            --          --          --         --     1,451,672
                                                                                                                          ----------
Dividends declared ($0.18 per share)                --            --     (494,964)          --          --         --      (494,964)

                                             ---------------------------------------------------------------------------------------
Balance at June 30, 2001                        $27,354   $12,992,334    $5,000,056   ($87,144)   ($55,122)    $52,640  $17,930,118
                                             =======================================================================================


Balance at December 31, 2001                    $27,426   $13,047,784    $5,884,201   ($98,349)         --     $27,200  $18,888,262
Comprehensive income:
  Net income                                         --            --     1,640,887          --         --          --    1,640,887
  Change in net unrealized gain on investment
        securities available for sale, net of        --            --            --          --         --     138,854      138,854
         taxes of $94,842                                                                                                 ----------
        Total comprehensive income                   --            --            --          --         --          --    1,779,741
                                                                                                                          ----------
Dividends declared ($0.24 per share)                 --            --     (646,310)          --         --          --     (646,310)
Issuance of shares under Employee Stock              12         7,863            --          --         --          --        7,875
 Ownership Plan
                                               -------------------------------------------------------------------------------------
Balance at June 30, 2002                        $27,438   $13,055,647    $6,878,778   ($98,349)         --    $166,054  $20,029,568
                                               =====================================================================================

See notes to consolidated financial statements

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                             2002                  2001
                                                                                      -----------------     -----------------
Cash flows from Operating Activities:
Net Income                                                                                   $1,640,887            $1,412,908
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                     187,500               120,000
  Depreciation and amortization                                                                 135,086               142,002
  Accretion of loan discounts and fees                                                         (83,747)              (77,270)
  Net premium amortization/discount (accretion) on investment securities                         10,697              (19,870)
  Increase in other assets                                                                    (315,669)             (210,580)
  Decrease in other liabilities                                                               (195,005)              (96,016)
                                                                                      -----------------     -----------------
      Net cash provided by operating activities                                               1,379,749             1,271,174
                                                                                      -----------------     -----------------

Cash flows from Investing Activities:
Proceeds from maturities of investment securities held to maturity                              500,000             2,499,375
Proceeds from maturities of investment securities available for sale                                 --            11,993,021
Proceeds from repayment of mortgage-backed securities                                           476,483                 8,646
Purchase of investment securities available for sale                                        (3,988,612)          (11,799,638)
Purchase of investment securities held to maturity                                            (500,000)                    --
Net (increase) decrease in interest-bearing deposits in other banks                         (2,186,326)             1,072,802
Net increase in loans                                                                       (1,765,761)           (3,357,132)
Purchase of bank premises and equipment                                                        (34,014)             (113,752)
      Net cash (used in) provided by investing activities                                   (7,498,230)               303,322
                                                                                      -----------------     -----------------

Cash flows from Financing Activities:
Net increase (decrease) in transaction and savings deposits                                  18,153,949           (1,093,413)
Net (decrease) increase in time deposits                                                    (8,990,891)               519,766
Net increase  in short-term borrowings                                                        1,063,694               208,483
Payments on long-term debt                                                                     (41,760)              (37,990)
Proceeds from issuance of common stock, net of expenses                                           7,875                    --
Cash dividends paid to common stockholders                                                    (646,310)             (494,964)
                                                                                      -----------------     -----------------
      Net cash (used in) provided by financing activities                                     9,546,557             (898,118)
                                                                                      -----------------     -----------------
      Net increase in cash and cash equivalents                                               3,428,076               676,378
Cash and cash equivalents at beginning of year                                                9,771,711             9,924,149
                                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                                  $13,199,787           $10,600,527
                                                                                      =================     =================

Supplementary disclosures:
  Interest paid on deposits and borrowings                                                   $1,364,935            $2,028,280
                                                                                      =================     =================
  Income taxes paid                                                                          $1,255,000            $1,295,492
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

     The Company and the Bank prepare their financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States, the instructions for Form 10-QSB, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2001, which was derived from the audited financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 2002 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications may have been made to amounts previously reported in 2001 to conform with the 2002 presentation.

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

3.     Stockholders' Equity

     All  financial   information   and  per  share  data   presented  has  been
retroactively adjusted for the five-for-four stock split effected in the form of a stock dividend issued on December 31, 2001.

4.      Earnings per share

     Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. Per share amounts are based on the weighted average number of shares outstanding during each period and adjusted for the stock split on December 31, 2001.


                                          For the 3 months               For the 6 months
                                           ended June 30                   ended June 30
                                   ------------------------------ -------------------------------

                                       2002               2001                2002              2001
                                   -------------      ------------        ------------      ------------
Basic EPS weighted average
shares outstanding                     2,729,052         2,712,180           2,728,585         2,712,180
Dilutive effect of stock options          14,697             6,451              14,607             5,145
                                   -------------      ------------        ------------      ------------
Diluted EPS weighted average           2,743,749         2,718,631           2,743,192         2,717,325
shares outstanding
                                   =============      ============        ============      ============



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

       Overview

     The Company reported net income for the three months ended June 30, 2002 of $848,000, or $0.31 per share diluted, for an annualized return on average assets of 1.83% and an annualized return on average equity of 17.24%. Net income for the second quarter of the current year increased 19.8%, as compared to the same period in 2001. In comparison, net income for the three months ended June 30, 2001 was $708,000 or $0.26 per share diluted, with a return on average assets of 1.78% and a return on average equity of 15.94%.

     The Company reported net income for the first six months of 2002 of $1,641,000, or $0.60 per share, for an annualized return on average assets of 1.81% and an annualized return on average equity of 17.00%. Net income for the first six months of the current year increased 16.14%, as compared to the same period in 2001. Net income for the six months ended June 30, 2001 was $1,413,000 or $0.52 per share, with a return on average assets of 1.81% and a return on average equity of 16.22%.

       Net Interest Income

     Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income increased by $367,000, or 16.83%, to $2,548,000 for the three months ended June 30, 2002, as compared to $2,181,000 for the comparable period in 2001. Average earning assets totaling $176,922,000 increased by $25,280,000, or 16.67%, as compared to $151,642,000 for the three months ended June 30, 2001. Average interest bearing liabilities during the second quarter of 2002 were $118,498,000 representing an increase of $21,369,000, or 22.0%, as compared to the average of $97,129,000 for the second quarter of 2001. The yield on average earning assets was 7.24%, a decrease of 106 basis points from the yield of 8.30% for the second quarter of 2001. The cost of funds was 2.19%, a decrease of 176 basis points from the yield of 3.95% for the second quarter of 2001. The decrease in yields was due to the decline in market interest rates that occurred throughout 2001. The net interest margin (net interest income as a percentage of average interest-earning assets) was 5.78% for the second quarter of 2002, as compared to 5.77% for the same period in 2001, an increase of 1 basis point. The net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) was 5.05% for the second quarter of 2002, as compared to 4.35% for the second quarter of 2001, an increase of 70 basis points.

     Net interest income for the first six months of 2002 increased by $534,000, or 12.15%, to $4,926,000, as compared to $4,392,000 for the comparable period in 2001. Average earning assets during the first six months of 2002 were $174,212,000, an increase of $24,251,000, or 16.17%, over the same period in 2001. Earning assets were funded with a 20.33% increase in the Company's average interest-bearing liabilities. The improvement in net interest income was the result of the increase in average earning assets combined with the decrease in the yield on interest-bearing liabilities. The net interest spread was 4.94% and the net interest margin was 5.70% for the first six months of 2002, reflecting an increase of 49 basis points in net interest spread and a decrease of 21 basis points in net interest margin, compared to the same period in 2001.

     Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the second quarter and year-to-date periods of 2002 and 2001 are presented on a comparative basis in the following tables.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
                For the Three Months Ended June 30, 2002 and 2001
                             (Dollars in Thousands)


                                                       2002                                     2001
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
  Loans (a)                                $140,411      $2,787       7.96%       $118,665        $2,685        9.08%
  Investment securities (b)                  26,002         363       5.60%         21,515           327        6.09%
  Federal funds sold                          6,670          27       1.62%          7,796            85        4.37%
  Interest-bearing bank balances              3,839          18       1.88%          3,666            40        4.35%
                                        ----------- -----------                -----------  ------------
       Total earnings assets                176,922       3,195       7.24%        151,642         3,137        8.30%
                                        ----------- -----------                -----------  ------------
  Allowance for loan losses                  (2,016)                                (1,736)
  Cash and due from banks                     6,928                                  6,513
  Other assets                                3,565                                  2,995
       Total assets                        $185,399                               $159,414
                                        ===========                            ===========

Liabilities and Stockholders' Equity
  Savings, NOW and money market             $59,732         213       1.43%        $45,272           293        2.59%
  Certificates of deposit                    53,137         400       3.02%         46,005           607        5.29%
  Customer repurchase agreements              4,847          20       1.66%          4,992            41        3.30%
  Long- term debt                               782          14       7.18%            860            15        7.05%
       Total interest-bearing liabilities   118,498         647       2.19%         97,129           956        3.95%
                                        ----------- -----------                -----------  ------------
  Noninterest bearing deposits               46,135                                 43,492
  Other liabilities                           1,039                                    980
  Stockholders' equity                       19,727                                 17,813
       Total liabilities and stockholder
          equity                        s' $185,399                               $159,414
                                        ===========                            ===========

Net interest income                                      $2,548                                   $2,181
                                                    ===========                             ============
Net interest spread                                                   5.05%                                     4.35%
Net interest margin                                                   5.78%                                     5.77%


a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

b) Yields related to investment securities exempt from D.C. income taxes (9.975%) are stated on a fully tax-equivalent basis.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
                 For the Six Months Ended June 30, 2002 and 2001
                             (Dollars in Thousands)


                                                       2002                                     2001
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
  Loans (a)                                $139,213      $5,479       7.94%       $116,680        $5,417        9.36%
  Investment securities (b)                  25,122         706       5.67%         21,483           667        6.26%
  Federal funds sold                          5,403          43       1.60%          7,694           189        4.95%
  Interest-bearing bank balances              4,474          41       1.85%          4,104           105        5.15%
                                        ----------- -----------                -----------  ------------
       Total earnings assets                174,212       6,269       7.26%        149,961         6,378        8.58%
                                        ----------- -----------                -----------  ------------
  Allowance for loan losses                  (1,979)                                (1,703)
  Cash and due from banks                     6,665                                  6,524
  Other assets                                3,538                                  2,959
       Total assets                        $182,436                               $157,741
                                        ===========                            ===========

Liabilities and Stockholders' Equity
  Savings, NOW and money market             $56,629         396       1.41%        $45,129           631        2.82%
  Certificates of deposit                    54,653         880       3.25%         45,914         1,234        5.42%
  Customer repurchase agreements              4,760          39       1.65%          5,180            91        3.56%
  Long- term debt                               792          28       7.13%            870            30        7.00%
       Total interest-bearing liabilities   116,834       1,343       2.32%         97,093         1,986        4.12%
                                        ----------- -----------                -----------  ------------
  Noninterest bearing deposits               45,022                                 41,980
  Other liabilities                           1,111                                  1,097
  Stockholders' equity                       19,469                                 17,571
       Total liabilities and stockholder
          equity                        s' $182,436                               $157,741
                                        ===========                            ===========

Net interest income                                      $4,926                                   $4,392
                                                    ===========                             ============
Net interest spread                                                   4.94%                                     4.45%
Net interest margin                                                   5.70%                                     5.91%



a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

b) Yields related to investment securities exempt from D.C. income taxes (9.975%) are stated on a fully tax-equivalent basis.



       Noninterest Income

     Total noninterest income for the three months ended June 30, 2002 was $473,000, a decrease of $32,000 or 6.3%, compared to the second quarter of 2001. Service charges on deposit accounts totaled $417,000, an increase of $15,000 or 3.73% for the second quarter of 2002, as compared to the same period last year. Other income totaled $56,000, a decrease of $47,000 or 45.63% compared to the same period in 2001. Excluding the $62,000 in income realized from the unamortized discounts on investment securities that were called in 2001, other income would have increased $15,000 or a 21.95%, compared to 2001.

     Total noninterest income for the six months ended June 30, 2001 was $961,000, a decrease of $88,000 or 8.39%, compared to the same period in 2001. Service charges on deposit accounts totaled $808,000, an increase of $51,000 or 6.74% for the first six months of 2002. Other income totaled $153,000, a decrease of $139,000 or 47.60%, as compared to the same period in 2001. Excluding the $183,000 in income realized from the unamortized discounts on investment securities that were called during the first six months of 2001, other income increased $44,000 or 40.37%.

In addition, other income included a $55,000 gain on the sale of the guaranteed portion of SBA loans in 2002, as compared to $37,000 in 2001.


       Noninterest Expense

     Total noninterest expense for the three months ended June 30, 2002 increased $50,000 or 3.41% to $1,518,000, as compared $1,468,000 for the second quarter of 2001. The Company's efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) improved to 50.24% for the second quarter of 2002, as compared to 54.65% for the same quarter in 2001. Salaries and benefits of $712,000 decreased by $27,000 or 3.65%, as compared to the second quarter of 2001, due to staff reductions. Net occupancy expense of $310,000 for the second quarter of 2002 increased $20,000, or 6.90%, from the same period one year earlier, due to fixed asset depreciation expense. Professional fees of $57,000 increased by 14.0%, as compared to the second quarter of 2001, as a result of loan review and internal audit fees. Data processing expense of $106,000 increased by $4,000 or 3.92%, compared to the second quarter of 2001. Other operating expense totaling $334,000 increased by $46,000 or 15.97% from the same period in 2001. The largest variances in other operating expenses were as follows: 1) loan expense increased by $18,000; 2) deposit charge-offs increased $12,000; 3) bank service charges increased $6,000; and 4) charitable contributions increased $6,000.

     Total noninterest expense for the six months ended June 30, 2002 decreased $40,000 or 1.33% to $2,959,000, as compared $2,999,000 for the same period in
2001. The Company's efficiency ratio improved to 50.25% , as compared to 55.12% for the same period in 2001. Salaries and benefits of $1,424,000 decreased by $55,000 or 3.72%, from $1,479,000 reported last year, due to reductions in staff. Net occupancy expense of $594,000 increased $18,000, or 3.13%, from $576,000 for the same period in 2001, due to depreciation expense on fixed assets. Professional fees of $106,000 decreased by $12,000 or 10.17% from the $118,000 reported last year, as a result of the lower level of legal fees. Data processing expense of $215,000 increased by $20,000 or 10.25%, compared to the same period in 2002, due to software maintenance costs and the redundant features added to internal systems. Other operating expense of $619,000 decreased by $11,000 or 1.75% from the $630,000 reported in 2001.

       Income Tax Expense

     Income tax expense of $568,000 for the three months ended June 30, 2002 increased $118,000 from the same period in 2001, due to the increase in pretax income. The Company's effective tax rate for the second quarter of 2002 was 40.1%, as compared to 38.9% for the second quarter of 2001.

     Income tax expense of $1,100,000 for the six months ended June 30, 2002 increased $191,000 from the same period in 2001, due primarily to the increase in pretax income. The Company's effective tax rate for the six months ended June 30, 2002 was 40.1%, as compared to 39.1% for the same period in 2001.

Financial Condition

       Overview

     Total assets increased to $189,301,000 at June 30, 2002 from $178,170,000 at December 31, 2001, an increase of $11,131,000 or 6.25%. The increase in assets was attributable to an increase of $6,325,000 in short term investments, $3,092,000 in investment securities, and $1,850,000 in loans. The book value per share of common stock at June 30, 2002 was $7.34, as compared to $6.92 at December 31, 2001. The second quarter dividend was $0.12 per share, an increase of $0.02 per share or a 20.0% increase over the dividend paid in the second quarter of 2001.

       Loans

     The loan  portfolio  at June 30,  2002 was  $139,910,000,  an  increase  of
$1,849,000 or 1.3%, as compared to the December 31, 2001 balance of $138,061,000. The guaranteed portion of SBA loans totaling $614,000 were sold during this period. Commercial real estate secured loans grew 7.45% or $7,114,000, installment loans increased 13.3% or $2,123,000, and commercial business loans decreased 28.7% or $7,318,000, as a result of prepayments in excess of new loans added to the portfolio.

       Investment securities

     Total investment securities increased by $3,735,000 or 15.3% to $28,148,000 at June 30, 2002 from $24,413,000 at December 31, 2001. Available-for-sale investment securities purchased during this period totaled $3,989,000. Purchases of investment securities classified as hold-to-maturity totaled $500,000 and maturities totaled $500,000. Principal repayments on mortgage-backed investment securities in the available-for-sale portfolio were $476,000. The increase in the market value on the available-for-sale portfolio was $234,000, compared to the prior year-end.

       Short-term investments

     Federal funds sold of $8,302,000 at June 30, 2002 increased 4,138,000 or 99.41% from $4,164,000 at December 31, 2001. Interest-bearing deposits in other banks increased $2,186,000 or 50.5% to $6,514,000 from $4,328,000 at December
31, 2001. The increase in short-term investments was attributable to the cash flows from new deposits.

       Deposits

     Total deposits increased by $9,163,000, or 5.99% to $162,254,000 at June 30, 2002 from the December 31, 2001 balance of $153,091,000. Demand deposits of $45,844,000 increased $5,437,000, or 13.46% from $40,407,000 at year end. NOW accounts increased 40.19% or $6,966,000 to $24,298,000, as compared to $17,332,000 at December 31, 2001. Money market accounts increased $5,584,000 or 17.51% to $37,475,000 from the balance of $31,891,000 reported at year end, due primarily to normal fluctuations in the balances of some of the Company's large corporate customers. Savings deposits increased slightly to $4,578,000 from $4,411,000 at December 31, 2001. Total certificates of deposit decreased by $8,890,000 or 15.06% to $50,059,000 from the December 31, 2001 balance of
$59,049,000.

       Short-term borrowings and long-term debt

     Short-term borrowings consisting entirely of repurchase agreements increased $1,063,000 or 23.96% to $5,500,000 at June 30, 2002 from the December 31, 2001 balance of $4,437,000, as a result of normal fluctuations in the balances of the Bank's large corporate customers.

     Long-term debt consisting of a Federal Home Loan Bank advance decreased $42,000 or 5.19% to $768,000 from the balance of $810,000 at December 31, 2001, as a result of scheduled prepayments.

       Stockholders' equity

     Stockholders' equity at June 30, 2002 was $20,030,000, an increase of $1,142,000 or 6.05% from December 31, 2001 balance of $18,888,000. This increase was attributable to net income for this period of $1,641,000, the issuance of Common shares under the Employee Incentive Stock Option Plan totaling $8,000, an increase in the unrealized gain on investment securities classified as available for sale of $139,000, less the dividends paid on the Company's common stock totaling $646,000.

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

     During the first six months of 2002, the Bank added $188,000 to the loan loss reserve. At June 30, 2002, the allowance for loan losses as a percentage of outstanding loans was 1.47%, as compared to 1.38% at December 31, 2001. Management evaluates the risk characteristics of the loan portfolio on an ongoing basis, including specific reserves for problem credits and general reserves for the overall loan portfolio, and deems the allowance for loan losses of $2,063,000 at June 30, 2002 to be adequate.

     The table entitled "Allocation of Allowances for Loan Losses" sets forth an analysis of the allocation for loan losses by categories as of June 30, 2002 and December 31, 2001.


                    Allocation of Allowances for Loan Losses
            For the Periods Ended June 30, 2002 and December 31, 2001


                                       June 30, 2002                     December 31, 2001
                              --------------------------------    -------------------------------
                                                  % of Loans                         % of Loans
                                 Reserve           to Total          Reserve          to Total
                                  Amount            Loans            Amount            Loans
                              --------------    --------------    -------------    --------------
                             (Dollars in Thousands)
                              --------------    --------------    -------------    --------------

Commercial                              $625             25.6%             $673             23.7%
Real estate - secured                  1,364             73.7%            1,155             75.3%
Installment                               38              0.7%               34              1.0%

Unallocated                               36                --               49                --
                              --------------    --------------    -------------    --------------
   Total loans                        $2,063            100.0%           $1,911            100.0%
                              ==============    ==============    =============    ==============

     The following table summarizes the changes in the allowance for loan losses for the six months ended June 30, 2002 and 2001 as follows:


                Changes in the Allowance for Loans Losses for the
                     Six Months Ended June 30, 2002 and 2001
                             (Dollars in thousands)


                                                     2002             2001
                                                 ------------     ------------
Balance at January 1                                   $1,911           $1,654
                                                 ------------     ------------
Provision for loan losses                                 188              120
                                                 ------------     ------------
Recoveries:
          Commercial                                        4                2
          Installment to individuals                        2                6
                                                 ------------     ------------
          Total recoveries                                  6                8
                                                 ------------     ------------
Charge-offs:
          Commercial                                     (33)              (5)
          Installment to individuals                      (9)              (5)
                                                 ------------     ------------
                   Total charge-offs                     (42)             (10)
                                                 ------------     ------------
Net charge-offs                                          (36)              (2)
                                                 ------------     ------------
Balance at end of period                               $2,063           $1,772
                                                 ============     ============

Ratio of net charge-offs to average total loans        0.026%           0.002%

Average total loans outstanding during the year      $139,213         $116,680


          Nonperforming Assets

     Nonperforming assets at June 30, 2002 consisted entirely of nonaccrual loans totaling $443,000, an increase of $57,000 from the $386,000 reported at December 31, 2001. The nonaccrual loan balances guaranteed by the U.S. Small Business Administration ("SBA") totaled $288,000 at June 30, 2002. The table entitled "Analysis of Nonperforming Assets" presents nonperforming assets, by category, at June 30, 2002 and December 31, 2001.

          Past Due and Potential Problem Loans

     There were no loans contractually past due 90 days or more and still accruing interest at June 30, 2002 and December 31, 2001. Loans totaling $3,065,000 were classified as monitored credits, an increase of $1,722,000 from the balance of $1,343,000 at December 31, 2001, and was attributable to the downgrade in classification of twelve loans. The balances of classified credits guaranteed by the SBA totaled $1,155,000 and $215,000 at June 30, 2002 and December 31, 2001, respectively. Classified loans are subject to management's attention, and their classification is reviewed on a quarterly basis.

                        Analysis of Nonperforming Assets
                       June 30, 2002 and December 31, 2001
                             (Dollars in thousands)



                                                                 2002                2001
                                                                ------              -----
Nonaccrual loans:
Commercial                                                        $443                $385
Installment                                                         --                   1
                                                                ------              ------
      Total nonaccrual loans                                       443                 386
                                                                ------              ------
Past due loans:                                                     --                  --
Total nonperforming assets                                        $443                $386
                                                                ======              ======

Nonperforming assets exclusive of SBA guarantee                   $155                $157
Nonperforming assets to gross loans                              0.32%               0.28%
Nonperforming assets to total assets                             0.23%               0.22%
Allowance for loan losses to nonperforming assets                 465%                495%


Liquidity and Capital Resources

        Liquidity

     Principal sources of liquidity are cash, cash equivalents and short term investments. On June 30, 2002, liquid assets totaled $19,714,000 or 10.4% of total assets. By comparison, liquid assets were $14,100,000 or 7.9% of total assets at December 31, 2001. The Company has additional sources of liquidity available from unpledged investment securities and lines of credit available through correspondent banking relationships. Unpledged investment securities totaled $4,053,000 at June 30, 2002. Unsecured lines of credit available from correspondent banking relationships were $7,000,000. Through the Bank's membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region, the Bank is eligible to borrow approximately $21,942,000, collateralized by loans secured by first liens on one-to-four family, multifamily dwellings and commercial mortgages, as well as, investment securities.

        Capital Resources

     The following table presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at June 30, 2002 and December 31, 2001. Both the Company and the Bank continue to be considered "well capitalized" and exceed the regulatory guidelines.




                                                  Actual                   Minimum Capital            Minimum To Be Well
                                                                            Requirements                 Capitalized
                                        --------------------------    -------------------------    ------------------------
                                          Amount          Ratio         Amount         Ratio         Amount        Ratio
                                        -----------    -----------    ----------    -----------    ----------    ----------
                                                                       (Dollars in Thousands)

June 30, 2002:
Total Capital to Risk Weighted Assets:
        Consolidated                        $21,806         14.02%       $12,447          8.00%            N/A          N/A
        Bank                                 21,603         13.90%        12,429          8.00%        15,537        10.00%

Tier 1 Capital to Risk Weighted Assets:
        Consolidated                         19,864         12.77%         6,223          4.00%           N/A           N/A
        Bank                                 19,411         12.49%         6,215          4.00%         9,322         6.00%

Leverage Ratio:
        Consolidated                         19,864         10.71%         7,416          4.00%           N/A           N/A
        Bank                                 19,411         10.47%         7,415          4.00%         9,268         5.00%

December 31, 2001:
Total Capital to Risk Weighted Assets:
        Consolidated                        $20,746         13.74%       $12,082          8.00%            N/A          N/A
        Bank                                 20,508         13.60%        12,061          8.00%        15,077        10.00%

Tier 1 Capital to Risk Weighted Assets:
        Consolidated                         18,861         12.49%         6,041          4.00%           N/A           N/A
        Bank                                 18,373         12.19%         6,031          4.00%         9,046         6.00%

Leverage Ratio:
        Consolidated                         18,861         10.86%         6,944          4.00%           N/A           N/A
        Bank                                 18,373         10.55%         6,965          4.00%         8,706         5.00%

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

Forward Looking Statements

     When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to", "will continue", "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.


                                    PART II.


Item 4 - Submission of Matters to Vote of Security Holders

     On May 21, 2002, Abigail Adams National Bancorp, Inc. ( the Company) held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified. The votes cast and withheld for each such director was as follows:

        Kathleen Walsh Carr          FOR 2,488,807              WITHHELD 4,087
                                        ----------                       -----
        A. George Cook III           FOR 2,488,807              WITHHELD 4,087
                                        ----------                       -----
        Jeanne D. Hubbard            FOR 2,488,807              WITHHELD 4,087
                                        ----------                       -----
        Marshall T. Reynolds         FOR 2,488,807              WITHHELD 4,087
                                        ----------                       -----
        Robert L. Shell              FOR 2,488,807              WITHHELD 4,087
                                        ----------                       -----
        Marianne Steiner             FOR 2,488,807              WITHHELD 4,087
                                        ----------                       -----
        Joseph L. Williams           FOR 2,488,807              WITHHELD 4,087
                                        ----------                       -----
        Bonita A. Wilson             FOR 2,488,737              WITHHELD 4,157
                                        ----------                       -----

     In addition, the Company's stockholders approved the ratification of the appointment of McGladrey & Pullen, LLP as the Company's independent certified public accountants for the year ending December 31, 2002, as follows:

        FOR   2,488,205    AGAINST   827     ABSTAIN    3,862
              ---------              ---                -----


Item 6 - Exhibits and Reports on Form 8-K

(a)  No reports on Form 8-K were filed for the period covered by this report.

(b) Exhibits - 99.1 Officers' Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                         Registrant


Date: August 13, 2002                     /s/ Jeanne D. Hubbard
     -----------------                   ---------------------------------------
                                         Jeanne  D. Hubbard
                                         Chairwoman of the Board,
                                         President and Director
                                         (Principal Executive Officer)

                                  Exhibit 99.1

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     Jeanne D. Hubbard, Chief Executive Officer and Karen E. Schafke, Chief Financial Officer of Abigail Adams National Bancorp, Inc. (the "Company") each certify in her capacity as an officer of the Company that she has reviewed the quarterly report on Form 10-QSB for the quarter ended June 30, 2002 and to her knowledge:

(1) the report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.


Date: August 13, 2002                     /s/ Jeanne D. Hubbard
     -----------------                   ---------------------------------------
                                         Jeanne D. Hubbard
                                         Chief Executive Officer


Date: August 13, 2002                     /s/ Karen E. Schafke
     -----------------                 -----------------------------------------
                                         Karen E. Schafke
                                         Chief Financial Officer