Form 10-Q
period 2002-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2002-11-13
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                                     -------------

                                   FORM 10-QSB

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended           September 30, 2002
                              ---------------------------------------



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

               1130 Connecticut Ave., N.W. Washington, D.C. 20036
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of November 11, 2002:

             2,729,677 shares of Common Stock, Par Value $0.01/share

Transitional Small Business Disclosure Format (check one):  Yes        No    X
                                                               -----      -----

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----

Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets                                     1
     Condensed Consolidated Statements of Income                               2
     Condensed Consolidated Statements of Changes in Stockholders' Equity      3
     Condensed Consolidated Statements of Cash Flows                           4
     Notes to Condensed Consolidated Financial Statements                      5

Item 2 - Management's Discussion and Analysis                               6-15

Item 3 - Controls and Procedures                                              15

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on From 8-K                            15

         Signatures                                                           16

             Certification of Chief Executive Officer                         17

         Certification of Chief Financial Officer                             18

              Exhibit 99.1                                                    19




                                    ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                           Condensed Consolidated Balance Sheets
                                    September 30, 2002 (unaudited) and December 31, 2001
                                                                                        September 30,        December 31,
                                                                                            2002                 2001
                                                                                      -----------------   ------------------
Assets
   Cash and due from banks                                                                   $7,764,557           $5,607,875
   Federal funds sold                                                                         8,935,548            4,163,836
   Interest-bearing deposits in other banks                                                   4,353,492            4,328,091
   Investment securities available for sale at fair value                                    19,056,142           19,899,546
   Investment securities held to maturity (market value of $7,523,000 and
      $4,425,356 for 2002 and 2001, respectively                                              7,501,475            4,512,960
   Loans                                                                                    146,148,349          138,060,683
      Less: allowance for loan losses                                                       (2,164,905)          (1,910,963)
                                                                                      -----------------   ------------------
      Loans, net                                                                            143,983,444          136,149,720
                                                                                      -----------------   ------------------
   Bank premises and equipment, net                                                             503,531              670,200
   Other assets                                                                               3,219,419            2,837,887
                                                                                      -----------------   ------------------
        Total assets                                                                       $195,317,608         $178,170,115
                                                                                      =================   ==================

Liabilities and Stockholders' equity
Liabilities:
   Deposits
      Noninterest-bearing deposits                                                          $47,159,152          $40,407,437
      Interest-bearing deposits                                                             118,247,830          112,683,200
                                                                                      -----------------   ------------------
        Total deposits                                                                      165,406,982          153,090,637
                                                                                      -----------------   ------------------
   Short-term borrowings                                                                      7,493,690            4,436,618
   Long-term debt                                                                               746,302              809,695
   Other liabilities                                                                          1,011,463              944,903
                                                                                      -----------------   ------------------
        Total liabilities                                                                   174,658,437          159,281,853
                                                                                      -----------------   ------------------
Commitments and contingencies (Note 2) Stockholders' equity:
   Common stock, $0.01 par value, authorized 5,000,000 shares; issued 2,744,623 shares in 2002 and 2,742,582 shares in 2001; outstanding 2,729,677 shares in
      2002 and 2,727,636 shares in 2001.                                                         27,445               27,426
   Capital surplus                                                                           13,059,578           13,047,784
   Retained earnings                                                                          7,429,811            5,884,201
      Less: Treasury stock, 14,946 shares, at cost                                             (98,349)             (98,349)
   Accumulated other comprehensive income                                                       240,686               27,200
                                                                                      -----------------   ------------------
        Total stockholders' equity                                                           20,659,171           18,888,262
                                                                                      -----------------   ------------------
        Total liabilities and stockholders' equity                                         $195,317,608         $178,170,115
                                                                                      =================   ==================

See notes to condensed consolidated financial statements.



               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                For the Periods Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                       For the three months ended       For the nine months ended
                                                              September 30,                   September 30,
                                                     -------------------------------  -----------------------------
                                                          2002             2001           2002            2001
                                                     --------------   --------------  -------------   -------------
Interest income
    Interest and fees on loans                           $2,823,781       $2,781,619     $8,302,406      $8,198,837
    Interest and dividends on investment securities:
       Taxable                                              364,647          280,957      1,070,394         947,766
    Other interest income                                    62,424          110,470        146,887         404,104
                                                     --------------   --------------  -------------   -------------
       Total interest income                              3,250,852        3,173,046      9,519,687       9,550,707
                                                     --------------   --------------  -------------   -------------
Interest expense
    Interest on deposits                                    602,817          877,283      1,878,864       2,741,751
    Interest on short-term borrowings                        27,077           27,962         65,966         119,343
    Interest on long-term debt                               13,328           14,771         40,794          44,972
                                                     --------------   --------------  -------------   -------------
        Total interest expense                              643,222          920,016      1,985,624       2,906,066
                                                     --------------   --------------  -------------   -------------
Net interest income                                       2,607,630        2,253,030      7,534,063       6,644,641
    Provision for loan losses                               105,000           70,000        292,500         190,000
                                                     --------------   --------------  -------------   -------------
Net interest income after provision for loan losses       2,502,630        2,183,030      7,241,563       6,454,641
                                                     --------------   --------------  -------------   -------------
Noninterest income
    Service charges on deposit accounts                     412,636          391,867      1,220,646       1,149,180
    Other income                                             54,635           45,229        207,595         336,740
                                                     --------------   --------------  -------------   -------------
         Total noninterest income                           467,271          437,096      1,428,241       1,485,920
                                                     --------------   --------------  -------------   -------------
Noninterest expense
    Salaries and employee benefits                          740,310          752,306      2,164,668       2,230,895
    Occupancy and equipment expense                         309,999          288,576        903,804         864,412
    Professional fees                                        61,169           74,954        167,536         193,196
    Data processing fees                                    103,956          108,500        319,255         303,920
    Other operating expense                                 296,897          309,912        915,738         940,364
                                                     --------------   --------------  -------------   -------------
        Total noninterest expense                         1,512,331        1,534,248      4,471,001       4,532,787
                                                     --------------   --------------  -------------   -------------
Income before provision for income taxes                  1,457,570        1,085,878      4,198,803       3,407,774
Provision for income taxes                                  583,300          362,131      1,683,646       1,271,119
                                                     --------------   --------------  -------------   -------------
        Net income                                         $874,270         $723,747     $2,515,157      $2,136,655
                                                     ==============   ==============  =============   =============

Earnings per share:
       Basic                                                  $0.32            $0.27          $0.92           $0.79
       Diluted                                                $0.32            $0.27          $0.92           $0.79

Average common shares outstanding:
       Basic                                              2,729,052        2,712,180      2,728,864       2,712,180
       Diluted                                            2,743,622        2,722,339      2,744,801       2,718,996


See notes to condensed consolidated financial statements



                                              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                     Condensed Consolidated Statements of Changes in Stockholders' Equity
                                                 Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                                                                                                  Employee    Accumulated
                                                                                                    Stock       Other
                                                                                                  Ownership  Comprehensive
                                                            Capital      Retained    Treasury       Plan        Income
                                            Common Stock    Surplus      Earnings    Stock         (ESOP)       (Loss)      Total
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 2000                  $27,354   $12,992,334  $4,082,112     ($87,144)   ($55,122)     $13,876   $16,973,410
Comprehensive income:
  Net income                                      --           --     2,136,655          --          --            --     2,136,655
  Change in net unrealized gain
 on investment securities
      available for sale, net of taxes of $74,636 --           --            --          --          --       109,377       109,377
                                                                                                                       ------------
        Total comprehensive income                --           --            --          --          --            --     2,246,032
                                                                                                                       ------------
Dividends declared ($0.28 per share)              --           --      (756,778)          --          --            --     (756,778)

                                            ----------------------------------------------------------------------------------------
Balance at September 30, 2001                 $27,354   $12,992,334  $5,461,989     ($87,144)   ($55,122)    $123,253  $18,462,664
                                            ========================================================================================


Balance at December 31, 2001                  $27,426  $13,047,784   $5,884,201     ($98,349)         --     $27,200   $18,888,262
Comprehensive income:
  Net income                                       --           --    2,515,157          --           --           --    2,515,157
  Change in net unrealized gain on investment
        securities available for sale, net of
        taxes of $145,818                          --           --            --          --          --     213,486       213,486
                                                                                                                         ----------
        Total comprehensive income                 --           --            --          --          --            --   2,728,643
                                                                                                                         ----------
Dividends declared ($0.36 per share)               --           --     (969,547)          --          --            --    (969,547)
Issuance of shares Stock Option Plan               19       11,794            --          --          --            --      11,813

                                             ---------------------------------------------------------------------------------------
Balance at September 30, 2002                  $27,445  $13,059,578   $7,429,811    ($98,349)         --    $240,686   $20,659,171
                                             =======================================================================================

See notes to condensed consolidated financial statements


                                     ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                                       Condensed Consolidated Statements of Cash Flows
                                    For the Nine Months Ended September 30, 2002 and 2001
                                                         (Unaudited)
                                                                                             2002                  2001
                                                                                      -----------------     -----------------
Cash flows from Operating Activities:
Net Income                                                                                  $2,515,157            $2,136,655
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                    292,500               190,000
  Depreciation and amortization                                                                207,186               214,340
  Accretion of loan discounts and fees                                                        (173,589)             (115,256)
  Net premium amortization/discount (accretion) on investment securities                        16,810              (202,580)
  (Increase) decrease in other assets                                                         (565,906)              160,076
  Increase in other liabilities                                                                 66,560               212,404
                                                                                      -----------------     ----------------
      Net cash provided by operating activities                                              2,358,718             2,595,639
                                                                                      -----------------     ----------------

Cash flows from Investing Activities:
Proceeds from maturities of investment securities held to maturity                           1,000,000             2,499,375
Proceeds from maturities of investment securities available for sale                         7,000,000            21,975,625
Proceeds from repayment of mortgage-backed securities                                          685,996                12,452
Purchase of investment securities available for sale                                        (6,988,612)          (15,799,638)
Purchase of investment securities held to maturity                                          (3,500,000)                   --
Net increase in interest-bearing deposits in other banks                                       (25,401)           (1,011,639)
Net increase in loans                                                                       (7,914,077)           (8,370,592)
Purchase of bank premises and equipment                                                        (40,517)             (144,940)
      Net cash used in investing activities                                                 (9,782,611)             (839,357)
                                                                                      -----------------     -----------------

Cash flows from Financing Activities:
Net  increase in transaction and savings deposits                                           20,256,386             2,986,104
Net increase in time deposits                                                               (7,940,044)            2,681,439
Net increase  in short-term borrowings                                                       3,057,072               489,188
Payments on long-term debt                                                                     (63,393)              (57,669)
Proceeds from issuance of common stock                                                          11,813                    --
Cash dividends paid to common stockholders                                                    (969,547)             (756,778)
                                                                                      -----------------     -----------------
      Net cash provided by financing activities                                             14,352,287             5,342,284
                                                                                      -----------------     -----------------
      Net increase in cash and cash equivalents                                              6,928,394             7,098,566
Cash and cash equivalents at beginning of year                                               9,771,711             9,924,149
                                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                                 $16,700,105           $17,022,715
                                                                                      =================     =================

Supplementary disclosures:
  Interest paid on deposits and borrowings                                                  $2,019,057            $2,894,202
                                                                                      =================     =================
  Income taxes paid                                                                         $1,780,000            $1,586,602
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

     The Company and the Bank prepare their financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America, the instructions for Form 10-QSB, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2001, which was derived from the audited financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the nine months ended September 30, 2002 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications may have been made to amounts previously reported in 2001 to conform with the 2002 presentation.

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

4.     Earnings per share

     Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. Per share amounts are based on the weighted average number of shares outstanding during each period and adjusted for the stock split effected in the form of a stock dividend on December 31, 2001.


                                               For the 3 months                             For the 9 months
                                              ended September 30                            ended September 30
                                     ----------------------------------------     -------------------------------------

                                            2002                  2001                  2002                  2001
                                     ------------------     -----------------     -----------------     ----------------
Basic EPS weighted average
shares outstanding                            2,729,052             2,712,180             2,728,864            2,712,180
Dilutive effect of stock options                 14,570                10,159                15,937                6,816
                                     ------------------     -----------------     -----------------     ----------------
Diluted EPS weighted                          2,743,622             2,722,339             2,744,801            2,718,996
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

          Overview

     The Company reported net income for the three months ended September 30, 2002 of $874,000, an increase of 20.7% compared to the $724,000 earned during the comparable quarter of 2001. On a diluted per share basis, earning for the third quarter of 2002 were $0.32 per share, compared to $0.27 per share for the same period in 2001. The Company's operating results for the third quarter of 2002 produced an annualized return on average assets of 1.79% and an annualized return on average equity of 16.97%, compared to the prior year ratios of 1.76% and 15.73%, respectively.

     For the nine months ended September 30, 2002, net income was $2,515,000, an increase of 17.7%, compared to the $2,137,000 earned for the first nine months of 2001. On a diluted per share basis, year-to-date earnings were $0.92 per share, compared to $0.79 per share for the same period in 2001. The annualized return on average assets was 1.81% and the annualized return on average equity was 16.99%, compared to 1.79% and 16.05%, respectively, for the same period in 2001.

       Net Interest Income

     Net interest income, which is the sum of interest and certain fees generated by earning assets minus the cost of deposits and other funding sources, is the principal source of the Company's earnings. Net interest income increased by $355,000, or 15.8%, to $2,608,000 for the three months ended September 30, 2002, as compared to $2,253,000 for the comparable period in 2001. Average earning assets totaling $185,005,000 increased by $29,546,000, or 19.0%, as compared to the average of $155,459,000 for the third quarter of 2001. The average yield on total earning assets was 6.97%, a decrease of 113 basis points from the average yield of 8.10%, for the third quarter of 2001. The decrease in average yields was due to the significant decrease in market interest rates for the comparable periods. The yield on average loans decreased 110 basis points, due to adjustable and variable rate loans that use the Prime rate as an index. The yield on average investment securities decreased 46 basis points this quarter compared the same quarter in 2001. Called investment securities were replaced with comparable bonds with similar terms at lower yields, as a result of the decline in bond yields. Average interest bearing liabilities for the third quarter of 2002 of $125,526,000 increased by $21,182,000, or 20.3%, as compared to $104,344,000 for the third quarter of 2001. The cost of funds was 2.03%, a decrease of 147 basis points from the yield of 3.50% for the third quarter of 2001, predominantly due to the lower rates paid on all deposit products. The net interest margin (net interest income as a percentage of average interest-earning assets) was 5.59% for the third quarter of 2002, as compared to 5.75% for the same period in 2001, a decrease of 16 basis points. The net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) was 4.94% for the third quarter of 2002, as compared to 4.60% for the third quarter of 2001, an increase of 34 basis points.

     Net interest income for the first nine months of 2002 increased by $889,000, or 13.38%, to $7,534,000, as compared to $6,645,000 for the comparable period in 2001. Average earning assets for the first nine months of 2002 were $177,849,000, an increase of $26,036,000, or 17.15%, as compared to $151,813,000 for the same period in 2001. The yield on total earning assets was 7.16%, a decrease of 125 basis points from the yield of 8.41% for the same period last year. The decrease in yields was due to the significant decrease in market interest rates, compared to the same period last year. Average interest-bearing liabilities increased $20,226,000 or 20.32% to $119,764,000 from

$99,538,000 for the same period in 2001. The cost of funds was 2.22%, a decrease of 168 basis points from the yield of 3.90% for the same period in 2001. The overall improvement in net interest income was the result of the increase in average interest-earning assets, combined with the decline in the yield on interest bearing liabilities. The net interest spread was 4.94% and the net interest margin was 5.66% for the first nine months of 2002, reflecting an increase of 43 basis points in net interest spread and a decrease of 19 basis points in net interest margin, from the same period in 2001. Throughout 2001 and 2002, Management focused on managing the net interest margin and net interest spread to mitigate the impact of the general decline in market yields.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the third quarter and year-to-date periods of 2002 and 2001 are presented on a comparative basis in the following tables.


  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
             For the Three Months Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                                       2002                                     2001
                                        -----------------------------------    --------------------------------------
                                                      Interest                                Interest
                                          Average      Income/    Average        Average       Income/      Average
                                         Balances      Expense     Rates         Balances      Expense       Rates
                                        -----------  ----------- ----------    ------------  -----------  -----------
Assets
  Loans (a)                                $142,880       $2,824      7.84%        $123,385       $2,782        8.94%
  Investment securities (b)                  27,321          365      5.30%          19,340          281        5.76%
  Federal funds sold                          9,761           39      1.59%           6,672           57        3.40%
  Interest-bearing bank balances              5,043           23      1.81%           6,062           53        3.49%
                                        -----------  -----------               ------------  -----------
       Total earnings assets                185,005        3,251      6.97%         155,459        3,173        8.10%
                                        -----------  -----------               ------------  -----------
  Allowance for loan losses                  (2,114)                                 (1,797)
  Cash and due from banks                     7,409                                   6,306
  Other assets                                3,525                                   2,957
       Total assets                        $193,825                                $162,925
                                        ===========                            ============

Liabilities and Stockholders' Equity
  Savings, NOW and money market             $66,695          256      1.52%         $49,314          278        2.24%
  Certificates of deposit                    52,068          347      2.64%          50,225          599        4.73%
  Customer repurchase agreements              6,002           27      1.78%           3,963           28        2.80%
  Long- term debt                               761           13      7.02%             842           15        6.96%
       Total interest-bearing liabilities   125,526          643      2.03%         104,344          920        3.50%
                                        -----------  -----------               ------------  -----------
  Noninterest bearing deposits               46,872                                  39,301
  Other liabilities                             982                                   1,022
  Stockholders' equity                       20,445                                  18,258
       Total liabilities and stockholders'
          equity                           $193,825                                $162,925
                                         ==========                            ============

Net interest income                                       $2,608                                  $2,253
                                                     ===========                             ===========
Net interest spread                                                   4.94%                                     4.60%
Net interest margin                                                   5.59%                                     5.75%


a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

b) Yields related to investment securities exempt from D.C. income taxes (9.975%) are stated on a fully tax-equivalent basis.


  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
              For the Nine Months Ended September 30, 2002 and 2001
                             (Dollars in Thousands)

                                                       2002                                     2001
                                        -----------------------------------    --------------------------------------
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
  Loans (a)                                $140,449      $8,303       7.90%       $118,939        $8,199        9.22%
  Investment securities (b)                  25,863       1,070       5.53%         20,760           948        6.10%
  Federal funds sold                          6,871          83       1.62%          7,350           246        4.47%
  Interest-bearing bank balances              4,666          64       1.83%          4,764           158        4.44%
                                        ----------- -----------                -----------  ------------
       Total earnings assets                177,849       9,520       7.16%        151,813         9,551        8.41%
                                        ----------- -----------                -----------  ------------
  Allowance for loan losses                 (2,025)                                (1,734)
  Cash and due from banks                     6,916                                  6,450
  Other assets                                3,534                                  2,959
       Total assets                        $186,274                               $159,488
                                        ===========                            ===========

Liabilities and Stockholders' Equity
  Savings, NOW and money market             $60,022         653       1.45%        $46,539           909        2.61%
  Certificates of deposit                    53,782       1,226       3.05%         47,368         1,833        5.17%
  Customer repurchase agreements              5,179          66       1.70%          4,770           119        3.35%
  Long- term debt                               781          41       6.98%            861            45        6.99%
       Total interest-bearing liabilities   119,764       1,986       2.22%         99,538         2,906        3.90%
                                        ----------- -----------                -----------  ------------
  Noninterest bearing deposits               45,645                                 41,077
  Other liabilities                           1,071                                  1,073
  Stockholders' equity                       19,794                                 17,800
       Total liabilities and stockholder
          equity                           $186,274                               $159,488
                                        ===========                            ===========

Net interest income                                      $7,534                                   $6,645
                                                    ===========                             ============
Net interest spread                                                   4.94%                                     4.51%
Net interest margin                                                   5.66%                                     5.85%


a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

b) Yields related to investment securities exempt from D.C. income taxes (9.975%) are stated on a fully tax-equivalent basis.


       Noninterest Income

     Total noninterest income for the three months ended September 30, 2002 was $467,000, an increase of $30,000 or 6.9%, compared to the third quarter of 2001. Service charges on deposit accounts totaled $413,000, an increase of $21,000 or 5.4% for the third quarter of 2002, as compared to the same period last year. This increase was due to increases in the ATM and overdraft fees. Other noninterest income totaled $55,000, an increase of $10,000 or 22.2%, and included a $13,000 gain on the sale of the guaranteed portion of SBA loans.

     Total noninterest income for the nine months ended September 30, 2002 was $1,428,000, a decrease of $58,000 or 3.9%, compared to the same period in 2001. Service charges on deposit accounts totaled $1,221,000, an increase of $72,000 or 6.3% for the first nine months of 2002. This increase was due to the increase in ATM fees, overdraft fees and transaction activity. Other noninterest income totaled $208,000, a decrease of $129,000 or 38.3%, as compared to the same period in 2001. Excluding the $183,000 in income during 2001 that was realized from the unamortized discounts on investment securities that were called, other income increased $54,000 in 2002 compared to 2001. In addition, other noninterest income included a $68,000 gain on the sale of the guaranteed portion of SBA loans in 2002, as compared to $60,000 in 2001.

       Noninterest Expense

     Total noninterest expense for the three months ended September 30, 2002 decreased $22,000 or 1.4% to $1,512,000, as compared $1,534,000 for the third quarter of 2001. The Company's efficiency ratio (ratio of non-interest expense to the sum of net interest income and non-interest income) was 49.2% for the third quarter of 2002, as compared to 57.0% for the same quarter in 2001. Salaries and benefits of $740,000 decreased by $12,000 or 1.6%, as compared to the third quarter of 2001, due to reductions in staff and increases in contra loan fees. Net occupancy expense of $310,000 for the third quarter of 2002 increased $21,000, or 7.3%, from the same period in 2001, due to additional depreciation expense. Professional fees of $61,000 decreased $14,000 or 18.7%, compared to the prior year as a result of the lower level of legal fees. Data processing expense of $104,000 decreased by $5,000 or 4.6%. Other operating expense of $297,000 decreased by $13,000 or 4.2% from the same period in 2001.

     Total noninterest expense for the nine months ended September 30, 2002 decreased $62,000 or 1.4% to $4,471,000, as compared $4,533,000 for the same period in 2001. The Company's efficiency ratio decreased to 49.9%, from 55.8% for last year. Salaries and benefits of $2,165,000 decreased by $66,000 or 3.0%, from $2,231,000 reported last year, due to reductions in staff and the increase in contra loan fees. Net occupancy expense of $904,000 increased $40,000, or 4.6%, from $864,000 for the same period in 2001, due to increases in depreciation expense. Professional fees of $168,000 decreased by $25,000 or 13.0% from the $193,000 reported last year, as a result of the lower level of legal fees. Data processing expense of $319,000 increased by $15,000 or 4.9%, compared to the same period in 2001, due to increases related to redundant computer systems for the disaster recovery plan. Other operating expense of $916,000 decreased by $24,000 or 2.6% from $940,000 in 2001, as a result of cost control measures.

       Income Tax Expense

     Income tax expense of $583,000 for the three months September 30, 2002 increased $221,000 from the same period in 2001, as a result of the increase in pretax net income and a deferred tax adjustment in 2001 of $75,000. The Company's effective tax rate for the third quarter of 2002 was 40.0%, as compared to 33.3% for the third quarter of 2001.

     Income tax expense of $1,684,000 for the nine months ended September 30, 2002 increased $413,000 from the same period in 2001, due primarily to the increase in pretax income in 2002 and the deferred tax adjustment made in the third quarter of 2001. The Company's effective tax rate for the nine months ended September 30, 2002 was 40.1%, as compared to 37.3% for the same period in 2001.

Financial Condition

       Overview

     Total assets increased to $195,318,000 at September 30, 2002 from $178,170,000 at December 31, 2001, an increase of $17,148,000 or 9.6%. The increase in assets was primarily attributable to the increase in loans, which increased by $8,087,000. Investment securities increased $2,145,000, while short- term investments grew $4,797,000 and cash on hand and due from banks increased by $2,157,000. Total deposits increased 8.0% to $165,407,000. Short-term borrowings increased $3,057,000, while long term debt decreased $64,000. Total stockholders' equity increased $1,771,000 or 9.4% to $20,659,000. The book value per common share at September 30 2002 was $7.57, as compared to $6.92 at December 31, 2001. The third quarter dividend was $.12 per share or a 20.0% increase over the dividend paid in the third quarter of 2001.

     The major balance sheet categories are further discussed in detail the following sections.

       Loans

     The loan portfolio at September 30, 2002 totaled $146,148,000, an increase of $8,087,000 or 5.9%, as compared to the December 31, 2001 balance of $138,061,000. The guaranteed portion of SBA loans totaling $745,000 were sold during this period. Commercial real estate secured loans grew 11.1% or $10,673,000 to the balance of $106,704,000 from $96,031,000 at December 31,
2001. Installment loans increased 8.2% or $1,310,000 to $17,276,000, as compared to $15,966,000 at the previous year end, and commercial loans decreased 14.5% or $3,701,000 to $21,814,000 from $25,515,000, due to prepayments in excess of new loans added to the portfolio.

       Investment securities

     Total investment securities increased by $2,145,000 or 8.8% to $26,558,000 at September 30, 2002 from $24,413,000 at December 31, 2001. This net increase reflects $8,000,000 in investment securities that were called or matured. Available-for-sale securities, consisting of U.S. government agencies and mortgage-backed securities, purchased during this period totaled $6,989,000. Investment securities classified as hold- to-maturity purchased totaled $3,500,000.

       Short-term investments

     Federal funds sold of $8,936,000 at September 30, 2002 increased $4,772,000 or 114.6% from $4,164,000 at December 31, 2001. Interest-bearing deposits in other banks of $4,353,000 was relatively unchanged from December 31, 2001.

       Cash and due from banks

     Cash and due from banks increased at September 30, 2002 by $2,157,000 or 38.5% to the balance of $7,765,000, as compared to the balance of $5,608,000 at December 31, 2001. This increase was due to normal fluctuations in correspondent bank relationships.

       Deposits

     Total deposits increased by $12,316,000, or 8.0% to $165,407,000 at September 30, 2002 from the December 31, 2001 balance of $153,091,000. Demand deposits of $47,159,000 increased $6,752,000, or 16.7% from $40,407,000 at year end. NOW accounts increased 33.0% or $5,723,000 to $23,055,000, as compared to $17,332,000 at December 31, 2001. Money market accounts increased $7,436,000 or 23.3% to $39,327,000 from the balance of $31,891,000 reported at year end. The changes in demand deposits, NOW and money market accounts are attributed to the normal fluctuations in the balances of some of the Company's large corporate and not-for-profit customers. Savings deposits increased to $4,756,000 or 7.8% from $4,411,000 at December 31, 2001. Total certificates of deposit decreased by $7,940,000 or 13.4% to $51,109,000 from the December 31, 2001 balance of
$59,049,000, primarily due to Jumbo CD's that were not renewed.

       Short-term borrowings and long-term debt

     Short-term borrowings consisting entirely of customer repurchase agreements increased $3,057,000 or 68.9% to $7,494,000 at September 30, 2002 from the
December 31, 2001 balance of $4,437,000, as demand for this product increased.

     Long-term debt consisting of a Federal Home Loan Bank advance decreased $64,000 or 7.9% to $746,000 from the balance of $810,000 at December 31, 2001, as a result of scheduled repayments.

       Stockholders' equity

     Stockholders' equity at September 30, 2002 was $20,659,000, an increase of $1,771,000 or 9.4% from December 31, 2001 balance of $18,888,000. This increase was principally attributable to net income for this period of $2,515,000, an increase in the unrealized gain on investment securities classified as available- for-sale of $213,000, less the dividends paid on the Company's common stock totaling $970,000. On September 30, 2002, the quarterly dividend paid was $0.12 per share, an increase of $0.02 per share from the $0.10 per share paid in the third quarter of 2001. The book value per share of common stock at September 30, 2002 was $7.57, as compared to $6.92 at December 31, 2001. Average stockholders' equity to average assets for the third quarter of 2002 and 2001 was 10.55% and 11.21%, respectively.

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

     During the first nine months of 2002, the Bank added $293,000 to the loan loss reserve. The increase in the allowance for loan loss provision was indicative of the risk associated with the increase in nonperforming loans, the increase in monitored credits, and the overall increase in the loan portfolio this year. Management evaluates the risk characteristics of the loan portfolio on an ongoing basis, including specific reserves for problem credits and general reserves for the overall loan portfolio. At September 30, 2002, the allowance for loan losses as a percentage of outstanding loans was 1.48%, as compared to 1.38% at December 31, 2001. Management deems the allowance for loan losses of $2,165,000 at September 30, 2002 to be adequate.

     The table entitled "Allocation of Allowances for Loan Losses" sets forth an analysis of the allocation for loan losses by categories as of September 30, 2002 and December 31, 2001.


                    Allocation of Allowances for Loan Losses
         For the Periods Ended September 30, 2002 and December 31, 2001


                                     September 30, 2002                  December 31, 2001
                              --------------------------------    -------------------------------
                                                  % of Loans                         % of Loans
                                 Reserve           to Total          Reserve          to Total
                                  Amount            Loans            Amount            Loans
                              --------------    --------------    -------------    --------------
                                                    (Dollars in Thousands)
                                                --------------    -------------    --------------

Commercial                              $743             26.5%             $673             23.7%
Real estate - secured                  1,347             72.9%            1,155             75.3%
Installment                               18              0.6%               34              1.0%
                                                                                            ====
Unallocated                               57                --               49               --

   Total loans                        $2,165            100.0%           $1,911            100.0%
                              ==============    ==============    =============    ==============


     The following table summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2002 and 2001 as follows:



                Changes in the Allowance for Loans Losses for the
                  Nine Months Ended September 30, 2002 and 2001
                             (Dollars in thousands)


                                                     2002             2001
                                                 ------------     ------------
Balance at January 1                                   $1,911           $1,654
                                                 ------------     ------------
Provision for loan losses                                 293              190
                                                 ------------     ------------
Recoveries:
          Commercial                                        6                2
 Installment to individuals                                --                2
          Credit card                                       3                6
                                                 ------------     ------------
          Total recoveries                                  9               10
                                                 ------------     ------------
Charge-offs:
          Commercial                                     (33)              (9)
          Installment to individuals                     (14)              (4)
 Credit card                                              (1)
                                                 ------------     ------------
                   Total charge-offs                     (48)             (13)
                                                 ------------     ------------
Net charge-offs                                          (39)              (3)
                                                 ------------     ------------
Balance at end of period                               $2,165           $1,841
                                                 ============     ============

Ratio of net charge-offs to average total loans        0.028%           0.003%

Average total loans outstanding during the year      $140,449         $118,939


          Nonperforming Assets

     Nonperforming assets at September 30, 2002 were $456,000, an increase of $70,000 from the $386,000 reported at December 31, 2001. The nonaccrual loan balances guaranteed by the U.S. Small Business Administration ("SBA") totaled $288,000 at September 30, 2002. The table entitled "Analysis of Nonperforming Assets" presents nonperforming assets, by category, at September 30, 2002 and December 31, 2001.

          Past Due and Potential Problem Loans

     There were no loans contractually past due 90 days and still accruing interest at September 30, 2002 or December 31, 2001. Loans totaling $1,675,000 were classified as monitored credits, an increase of $332,000 from the balance of $1,343,000 at December 31, 2001. The balances of classified credits guaranteed by the SBA totaled $1,144,000 and $215,000 at September 30, 2002 and December 31, 2001, respectively. Classified loans are subject to management's attention, and their classification is reviewed on a quarterly basis.


                        Analysis of Nonperforming Assets
                    September 30, 2002 and December 31, 2001
                             (Dollars in thousands)


                                                             2002                2001
                                                            ------              -----
Nonaccrual loans:
Commercial                                                        $456                $385
Installment                                                         --                   1
      Total nonaccrual loans                                       456                 386
                                                        --------------       -------------

Past due loans:
Commercial                                                          --                  --
      Total past due loans                                          --                  --
                                                        --------------       -------------

Total nonperforming assets                                        $456                $386
                                                        ==============       =============

Nonperforming assets exclusive of SBA guarantee                   $168                $157
Nonperforming assets to gross loans                              0.31%               0.28%
Nonperforming assets to total assets                             0.23%               0.22%
Allowance for loan losses to nonperforming assets                 475%                495%


Liquidity and Capital Resources

        Liquidity

     Principal sources of liquidity are cash and cash equivalents. On September 30, 2002, liquid assets totaled $21,054,000 or 10.8% of total assets. In comparison, liquid assets were $14,100,000 or 7.9% of total assets at December 31, 2001. The Company has additional sources of liquidity available, one of which is unpledged investment securities available- for-sale that totaled $5,662,000 at September 30, 2002. In addition, the Bank has unsecured lines of credit available from correspondent banks, which can provide up to $7,000,000 in liquidity, as well as, a line of credit through its membership in the Federal Home Loan Bank of Atlanta (the "FHLB"), which serves as a reserve or central bank for member institutions within its region. The Bank is eligible to borrow up to approximately $22,692,000 in funds from the FHLB collateralized by loans secured by first liens on one-to-four family or multifamily dwellings and commercial mortgages, as well as, investment securities.

        Capital Resources

     The following table presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at September 30, 2002 and December 31, 2001. Both the Company and the Bank continue to be considered "well capitalized" and exceed the regulatory guidelines.


                                              Capital Ratios


                                                  Actual                   Minimum Capital            Minimum To Be Well
                                                                            Requirements                 Capitalized
                                        --------------------------    -------------------------    ------------------------
                                          Amount          Ratio         Amount         Ratio         Amount        Ratio
                                        -----------    -----------    ----------    -----------    ----------    ----------
                                                                       (Dollars in Thousands)
                                                                            -----------
September 30, 2002:
Total Capital to Risk Weighted Assets:
        Consolidated                        $22,442         13.84%       $12,968          8.00%       $   N/A          N/A
        Bank                                 22,262         13.75%        12,952          8.00%        16,190        10.00%

Tier 1 Capital to Risk Weighted Assets:
        Consolidated                         20,418         12.60%         6,484          4.00%           N/A           N/A
        Bank                                 19,988         12.35%         6,476          4.00%         9,714         6.00%

Leverage Ratio:
        Consolidated                         20,418         10.53%         7,753          4.00%           N/A           N/A
        Bank                                 19,988         10.32%         7,751          4.00%         9,689         5.00%

December 31, 2001:
Total Capital to Risk Weighted Assets:
        Consolidated                        $20,746         13.74%       $12,082          8.00%            N/A          N/A
        Bank                                 20,508         13.60%        12,061          8.00%        15,077        10.00%

Tier 1 Capital to Risk Weighted Assets:
        Consolidated                         18,861         12.49%         6,041          4.00%           N/A           N/A
        Bank                                 18,373         12.19%         6,031          4.00%         9,046         6.00%

Leverage Ratio:
        Consolidated                         18,861         10.86%         6,944          4.00%           N/A           N/A
        Bank                                 18,373         10.55%         6,965          4.00%         8,706         5.00%

N/A = not applicable


Interest Rate Sensitivity

     Through the Bank's Asset/Liability Committee, sensitivity of the net interest income and the economic value of equity to fluctuations in interest rates is considered through analyses of the interest sensitivity positions of major asset and liability categories. The company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles and rate forecast risk estimates on the net interest income and economic value of equity. The rate shock risk simulation projects the dollar change in the net interest margin and the economic value of equity should the yield curve instantaneously shift up or down parallel to its beginning position. This simulation provides a test for embedded interest rate risk estimates and other factors such as prepayments, repricing limits, and decay factors. The results are compared to risk tolerance limits set by corporate policy. Based on the most recent rate shock analysis, an instantaneous rate increase of 100 basis points indicates a positive change of $17,000 or a .17% increase in net interest income and indicates a negative change of $1,246,000 or 4.2% decrease in the economic value of equity, compared to the base case. Likewise, an instantaneous decrease in rates of 100 basis points indicates a positive change of $52,000 or .54% increase in net interest income and a positive change of $1,546,000 or 5.0% increase in the economic value of equity, compared to the base case. The results of the Company's most recent interest rate sensitivity analysis are within the tolerance limits set by Board policy for both a rising or declining interest rate environment.


Forward Looking Statements

     When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to,""will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made. The company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Item 3 - Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.



                                    PART II.


Item 6 - Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K - None.

(b) Exhibits - 99.1 Officers' Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                         Registrant

Date: November 13, 2002                   /s/ Jeanne D. Hubbard
     -------------------                 ---------------------------------------
                                          Jeanne  D. Hubbard
                                          Chairwoman of the Board,
                                           President and Director
                                           (Principal Executive Officer)

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeanne D. Hubbard, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Abigail Adams National Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether the re were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                    /s/ Jeanne D. Hubbard
      -----------------                    ---------------------
                                           Jeanne D. Hubbard
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Karen E. Schafke, Sr. Vice President and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The Abigail Adams National Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and
        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                      /s/ Karen E. Schafke
      -----------------                      --------------------
                                             Sr. Vice President and
                                              Chief Financial Officer

                                                                    Exhibit 99.1

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     Jeanne D. Hubbard, President and Chief Executive Officer, and Karen E. Schafke, Senior Vice President and Chief Financial Officer of Abigail Adams National Bancorp, Inc. (the "Company") each certify in her capacity as an officer of the Company that she has reviewed the quarterly report of the Company on Form 10-QSB for the quarter ended September 30, 2002 and that to the best of her knowledge:

     (1) the report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.

     The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the Unites States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


Date: November 13, 2002                     /s/ Jeanne D. Hubbard
     -------------------                 ---------------------------------------
                                         Jeanne D. Hubbard
                                         President and Chief Executive Officer


Date: November 13, 2002                   /s/ Karen E. Schafke
     -------------------                 ---------------------------------------
                                         Karen E. Schafke
                                         Sr. Vice President and
                                          Chief Financial Officer