Form 10KSB
period 2002-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2003-03-31
CIK 356809

                                     PART I

Item 1.   Description of Business

General

     Abigail Adams National Bancorp, Inc. (the "Company") is a Delaware-chartered bank holding company which conducts business through its wholly-owned bank subsidiary, The Adams National Bank (the "Bank"). The Bank serves the nation's capital through five full-service offices located in Washington, D.C. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Bank is regulated by the Office of the Comptroller of the Currency. The Company's assets consist primarily of shares of the Bank's common stock and cash it receives from the Bank in the form of dividends or other capital distributions. At December 31, 2002, the Company had consolidated assets of $204,950,000, deposits of $174,768,000 and stockholders' equity of $21,192,000. The Bank exceeds all applicable regulatory capital requirements. See "Supervision and Regulation."

     On December 17, 2002, the Company announced a 10% stock dividend payable on December 31, 2002. All financial information and per share data presented has been retroactively adjusted for the 10% stock dividend issued on December 31, 2002.

     The Bank was founded in 1977 as a national bank. Its deposits are federally insured to the maximum amount permitted by law.

     The executive office of both the Company and the Bank is located at 1130 Connecticut Avenue, N.W., Washington, D.C. 20036. The telephone number is (202) 772-3600.

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

     The Bank has automated teller machine access to the STAR and CIRRUS systems. The Bank offers its customers computer banking and 24 hour telephone banking services.

Lending Activities

     The Bank provides a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofit organizations and other organizations. These services include, but are not limited to, commercial business loans, commercial real estate loans, renovation and mortgage loans, SBA loans, loan participations, consumer loans, revolving lines of credit and letters of credit. Consumer lending primarily consists of personal loans made on a direct, secured basis. Real estate loans are originated primarily for commercial purposes. To a lesser extent, the Bank originates construction loans. The Bank offers loans which have fixed rates, as well as, loans with rates which adjust periodically. At December 31, 2002, approximately 42.5% of the Bank's total loan portfolio was comprised of loans with adjustable rates.

     The Bank provides financing to nonprofit organizations for construction and renovation of local headquarters, working capital lines of credit and equipment financing. Current nonprofit customers of the Bank include organizations which focus on issues relating to children's rights, community housing, education and health care. At December 31, 2002, commercial and real estate loans to these customers totaled $4,166,000.

     Commercial and real estate lending is performed by the Bank's Lending Division, which is comprised of seven loan officers. The loan support staff includes the Loan Operations' and Administration staff of seven, who are responsible for preparing loan documents, recording and processing new loans and loan payments, ensuring compliance with regulatory requirements, and working with the Lending Division, in order to ensure the timely receipt of all initial and ongoing loan documentation and the prompt reporting of any exceptions. Credit analysis on loans is performed by the individual loan officers, using a credit analysis computer program, which provides not only the flexibility necessary to analyze loans but also the structure to ensure that all documentation requirements are appropriately met.

     Policies and procedures have been established by the Bank to promote safe and sound lending. Loan officers have individual lending authorities based on the individual's seniority and experience. Loans in excess of individual officers' lending limits are presented to the Officers' Loan Committee ("OLC"), which meets weekly, and is comprised of all loan officers and the President of the Bank. The President of the Bank has authority to approve unsecured loans up to $250,000 and secured loans up to $500,000. The OLC has authority to approve unsecured loans up to $500,000 and secured loans up to $1,000,000. Loans over $500,000 on an unsecured basis and over $1,000,000 on a secured basis are brought to the Executive Loan Committee ("ELC"), which meets approximately twice per month. The ELC is comprised of five outside directors and the President of the Bank. In addition to approving new loans, these Committees approve the restructuring of existing loans and review past due loans.

     Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolio in dollar amounts is presented (before deductions for allowances for losses) as of the dates indicated.

                                                                       At December 31,
                                                             -----------------------------------
                                                                   2002               2001
                                                             ----------------   ----------------
Commercial business .......................................  $     36,300,000   $     32,707,000
Real estate
  Commercial mortgage .....................................        80,674,000         77,279,000
  Residential mortgage ....................................        34,736,000         23,765,000
Construction and development ..............................         4,185,000          3,194,000
Consumer ..................................................           979,000          1,394,000
                                                             ----------------   ----------------
  Total loans .............................................       156,874,000        138,339,000
Less: Deferred income and unearned discounts ..............          (338,000)          (278,000)
                                                             ----------------   ----------------
Total, net ................................................  $    156,536,000   $    138,061,000
                                                             ================   ================

     For further information regarding the Bank's loan portfolio composition, See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" in the Annual report to Shareholders and Note 4 to the Notes to the Consolidated Financial Statements.

Commercial Business Lending

     The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one year to five years. These loans often require that borrowers maintain certain levels of deposits with the Bank as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 2002, commercial loans totaled $36,300,000, the largest of which had a principal balance of $2,516,000. This loan is secured by all business assets and $1.0 million cash collateral, and at December 31, 2002 was performing in accordance with its terms.

     The Bank also offers Small Business Administration ("SBA") -guaranteed loans, which provide better terms and more flexible repayment schedules than conventional financing. SBA loans are guaranteed up to a maximum of 85% of the loan's balance. As lending requirements of small businesses grow to exceed the Bank's lending limit, the Bank has the ability to sell participations in these larger loans to other financial institutions. The Bank believes that such participations will help to preserve lending relationships while providing a high level of customer service. At December 31, 2002, SBA-guaranteed loans totaled $9,218,000.

Real Estate Lending

     At December 31, 2002, the Bank's real estate loan portfolio consisted of commercial real estate mortgages totaling $80,674,000, and residential real estate mortgages totaling $34,736,000. Commercial real estate loans are generally for terms of five years and amortize over a 15- and 25-year period. Commercial real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. In underwriting commercial real estate loans, the Bank considers the borrower's overall creditworthiness and capacity to service debt, secondary sources or repayment and any additional collateral or credit enhancements. Our largest commercial real estate loan had a principal balance of $2,869,000 at December 31, 2002 and was secured by first deed of trust. At December 31, 2002 this loan was performing in accordance with its terms. Residential real estate loans are generally for terms of five years and amortize over a 25 year period. Residential real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. Our largest residential real estate loan had a principal balance of $1,332,000 at December 31, 2002. At December 31, 2002 this loan was performing in accordance with its terms. The underwriting for a residential real estate loan is the same as for a commercial real estate loan as stated above.

     The majority of the $4,185,000 in loans classified as construction and land development loans at December 31, 2002 are primarily for construction and renovation of commercial real estate properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending involves significant additional risks, as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers. The payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Bank limits the aggregate amount of outstanding construction loans, and generally makes such loans only in its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank's current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Bank also obtains appraisals on each property in accordance with applicable regulations.

Consumer Lending

     The Bank's consumer lending includes loans for motor vehicles, and small personal credit lines. Consumer loans generally involve more risk than residential real estate mortgage and commercial real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral. At December 31, 2002, consumer loans totaled $979,000.

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

     Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 2002, the Bank had nonperforming loans of $460,000 and a ratio of nonperforming loans to total assets of 0.22%.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuation of other real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2002, the total allowance was $2,297,000, which amounted to 1.47% of total loans and 500% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses.

     For the year ended December 31, 2002, gross interest income which would have been recorded had the non-accruing loans of $460,000 been current in accordance with their original terms amounted to $24,000. The amounts that were included in interest income on such loans was $19,000 for the year ended December 31, 2002. For further information regarding the Bank's allowance for loan losses and asset quality see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality" in the Annual Report to Shareholders and Note 4 to the Notes to the Consolidated Financial Statements.

Investment Activities

     The Bank's investment portfolio consists of obligations of U.S. Government agencies and corporations, mortgage-backed securities, and equity securities. At December 31, 2002, investments totaled $26,545,000 of which $16,315,000 were classified as available for sale. Total investment securities classified as held to maturity were $10,230,000 at December 31, 2002. For further information regarding the Bank's investments see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Analysis of Investments" in the Annual Report to Shareholders and Note 3 to the Notes to the Consolidated Financial Statements.

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

     The Bank's deposits totaled $174,768,000 at December 31, 2002. Demand deposits totaled $46,890,000 and comprised 26.8% of total deposits. Savings, NOW, and money market accounts totaled $75,230,000 and comprised 43.1% of total deposits. Certificates of deposits were 30.1% of the total deposits for a balance of $52,648,000. For further information regarding the Bank's deposits see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Deposits" in the Annual Report to Shareholders and Note 6 to the Notes to the Consolidated Financial Statements.

Borrowed Funds

     The Company's short-term borrowings consist of securities sold under repurchase agreements totaling $7,313,000 at December 31, 2002. Long-term debt consists of a term advance from the FHLB entered into on October 1, 1996, maturing on December 1, 2008, at a fixed rate of 6.95%. The FHLB advance totaled $724,000 at December 31, 2002. For further information regarding the Bank's borrowed funds see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Borrowed Funds" in the Annual Report to Shareholders and Notes 9 and 10 to the Notes to the Consolidated Financial Statements.

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

Employees

     At December 31, 2002, the Company employed 55 people on a full time basis. The employees are not represented by a union and management believes that its relations with its employees are good.

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

     The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any activities, or acquire shares of companies engaged in activities that are deemed by the Federal Reserve Board to be so closely, related to banking or managing or controlling banks as to be a proper incident thereto.

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

The Bank

     The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency (the "OCC"). If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation of law or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a bank's deposit insurance, in the absence of action by the OCC and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. The Bank is not subject to any such actions by the OCC or the FDIC.

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

The USA PATRIOT Act

     In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     . Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

     . Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     . Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     . Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

     . Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

     Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

Item 2. Description of Properties.

     The principal executive office of the Company is located in leased space at 1130 Connecticut Avenue, N.W., Washington, D.C. 20036. The Bank leases five other offices, located at 1501 K Street, N.W., Washington, D.C. 20006, 1729 Wisconsin Avenue, N.W., Washington, D.C. 20007; Union Station, 50 Massachusetts Avenue, N.E., Washington, D.C. 20002; 1604 17th Street, N.W., Washington, D.C. 20009 and 802 7th Street, N.W., Washington, D.C. 20001. An additional ATM was opened in Union Station in 1989 and a third ATM was opened in Union Station in May 1994. Leases for these facilities expire as follows:

        Location                                        Expiration of Lease
        -------------------------------------------------------------------
        1501 K Street, N.W.                                      2012
        50 Massachusetts Avenue, N.E.                            2009
        Union Station ATM                                        2009
        Union Station ATM                                        2009
        802 7th Street, N.W.                                     2007
        1729 Wisconsin Avenue, N.W.                              2003
        1604 17/th/ Street, N.W.                                 2016
        1130 Connecticut Avenue, N.W.                            2012

     In 2002, the Company and the Bank incurred rental expense on leased real estate of approximately $668,000. The Company considers all of the properties leased by the Bank to be suitable and adequate for their intended purposes.

Item 3.  Legal Proceedings.

     Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or the Bank is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     (a) The Company's Common Stock is quoted on the Nasdaq Market under the symbol "AANB".

     The following table sets forth the range of the high and low bid prices of the Company's Common Stock for the prior eight calendar quarters and is based upon information provided by Nasdaq.

                                                Prices of Common Stock
                                      ------------------------------------------
                                         High         Low       Dividends Paid
                                      ---------     -------   -----------------

Calendar Quarter Ended /(1)/

March 31, 2001 ......................  $  7.59      $  7.27         $ 0.08
June 30, 2001 .......................     9.93         9.85           0.08
September 30, 2001 ..................    10.18         9.89           0.11
December 31, 2001 ...................    12.33        12.00           0.11
March 31, 2002 ......................    16.37        11.86           0.11
June 30, 2002 .......................    15.91        12.51           0.11
September 30, 2002 ..................    13.27        11.38           0.11
December 31, 2002 ...................    15.80        11.55           0.11

-------------------------
/(1)/ Common Stock market data gives effect to a 10% stock dividend which took place on December 31, 2002.

     (b)  As of December 31, 2002, the Company had 552 stockholders of record.

     (d)  Equity Compensation Plan Information

                                           Number of securities to       Weighted-average        Number of securities
                                           be issued upon exercise      exercise price of      remaining available for
                                           of outstanding options,     outstanding options,     future issuance under
                                             warrants and rights.      warrants and rights.      equity compensation
                                                                                                   plans (excluding
                                                                                               securities reflected in
                                                                                                     column (a)).

             Plan Category                         (a)                          (b)                      (c)
     ------------------------------        -----------------------     --------------------    ------------------------
     Equity compensation plans
       approved by security holders .....             5,236                   5.57                      154,688
     Equity compensation plans not ......
       approved by security holders                  22,000                   5.73                           --
     Total ..............................            27,236                   5.70                      154,688

     The Company adopted a non-statutory stock option plan on February 15, 2000 that was not submitted for approval to the stockholders. A total of 27,500 shares of common stock were authorized for issuance to key employees and non-employee directors. All options were granted at an exercise price of $5.73 per share, representing 90% of the fair market value of the Company's common stock. The options vested over three years and expire after ten years from the date of grant. As of December 31, 2002, 5,500 options have been exercised.

Item 6.   Management's Discussion and Analysis of Plan of Operations.

     The Management's Discussion and Analysis is incorporated by reference to the Company's Annual Report to Shareholders, which is filed as Exhibit 13 hereto.

Item 7.   Financial Statements.

     See the Annual Report to Shareholders which is filed at Exhibit 14 hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

     The information called for by Items 9, 10, 11 and 12 is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by the Form 10-KSB.

Item 9.   Directors, Executive Officers, and Control Persons; Compliance with
          Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits and Reports on Form 8-K.

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

10.7 Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) provisions, dated February 18, 1997 (12)

10.7.1 Second Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions

10.21 Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (13)

10.22     Employment Agreement between the Bank and Kate Walsh Carr (14)

13        Annual Report to Shareholders

21        Subsidiaries of the Registrant (15)

99.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(12) Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(13) Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

(14) Incorporated by reference to Exhibit 5 of the Company's Registration Statement on Form 8-K/A, dated April 21, 1995.

(15) Incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

     (b)  None

Item 14.  Controls and Procedures.

     (a)  Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b)  Changes in internal controls.

     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersized, "hereunto duly authorized.

                                    ABIGAIL ADAMS NATIONAL BANCORP, INC.

Date: March 26, 2003          By:  /s/ Jeanne D. Hubbard
                                 -----------------------------------------------
                                   Jeanne D. Hubbard, Chairwoman of the Board,
                                   President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Jeanne D. Hubbard                                By: /s/ Karen E. Troutman
    ---------------------------------------                  ----------------------------------------
    Jeanne D. Hubbard, Chairwoman of the Board               Karen E. Troutman, Principal Financial
    and Chief Executive Officer                              and Accounting Officer

Date: March 26, 2003                                     Date: March 26, 2003


By: /s/ A. George Cook                                   By: /s/ Marshall T. Reynolds
    ---------------------------------------                  ----------------------------------------
    A.George Cook, Director                                  Marshall T. Reynolds, Director

Date: March 26, 2003                                     Date: March 26, 2003


By: /s/ Robert L. Shell, Jr.                             By: /s/ Marianne Steiner
    ---------------------------------------                  ----------------------------------------
    Robert L. Shell, Jr., Director                           Marianne Steiner, Director

Date: March 26, 2003                                     Date: March 26, 2003


By: /s/ Joseph L. Williams                               By: /s/ Bonita A. Wilson
    ---------------------------------------                  ----------------------------------------
    Joseph L. Williams, Director                             Bonita A. Wilson, Director

Date: March 26, 2003                                     Date: March 26, 2003


By: /s/ Kathleen W. Carr                                 By: /s/ Douglas V. Reynolds
    ---------------------------------------                  ----------------------------------------
    Kathleen W. Carr, Director                               Douglas V. Reynolds, Director

Date: March 26, 2003                                      Date: March 26, 2003

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Jeanne D. Hubbard, Chairwoman of the Board, President and Chief Executive
   Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Abigail Adams National Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003                 /s/ Jeanne D. Hubbard
------------------             -------------------------------------------------
Date                           Jeanne D. Hubbard, Chairwoman of the Board,
                               President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Karen E. Troutman, Principal Financial and Accounting Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Abigail Adams National Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 26, 2003                      /s/ Karen E. Troutman
---------------------               --------------------------------------------
Date                                Karen E. Troutman
                                    Principal Financial and Accounting Officer

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

10.7 Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) provisions, dated February 18, 1997 (12)

10.7.1 Second Amendment to The Adams National Bank Employee Stock Ownership Plan with 401(k) Provisions

10.21          Agreement, dated April 20, 1995 between the Company and Marshall
               T. Reynolds (13)

10.22          Employment Agreement between the Bank and Kate Walsh Carr (14)

13             Annual Report to Shareholders

21             Subsidiaries of the Registrant (15)

99.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------
(1) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2) Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3) Incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4) Previously filed on Form 10-K for fiscal year ended December 31, 2001.