Form 10-Q
period 2003-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2003-05-13
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549
                                                     -------------

                                                      FORM 10-QSB

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended           March 31, 2003
                              -----------------------------------



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

              1130 Connecticut Avenue, N.W. Washington, D.C. 20036
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  202-772-3600
--------------------------------------------------------------------------------
                  Issuer's telephone number including area code

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

State the number of shares outstanding of the issuer's class of common equity as of May 12, 2003:

     3,007,811 shares of Common Stock, Par Value $0.01/share

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                               ----       ----

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

  Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets                                     2
     Condensed Consolidated Statements of Income                               3
     Condensed Consolidated Statements of Changes in Stockholder's Equity      4
     Condensed Consolidated Statements of Cash Flows                           5
     Notes to Condensed Consolidated Financial Statements                      6

  Item 2 - Management's Discussion and Analysis                             7-13

  Item 3 - Controls and Procedures                                            14

PART II - OTHER INFORMATION

  Item 4 - Submissions of Matters to Vote of Security Holders                 14

  Item 5 - Other Matters                                                      14

  Item 6 - Exhibits and Reports on Form 8-K                                   14

  Signatures                                                                  14

      Certification of Chief Executive Officer                                15

  Certification of Chief Financial Officer                                    16

  Exhibit 99-1                                                                17

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                March 31, 2003 (unaudited) and December 31, 2002

                                                                                          March 31,          December 31,
                                                                                            2003                 2002
                                                                                      -----------------   ------------------
Assets
   Cash and due from banks                                                                   $8,161,451           $7,507,145
   Federal funds sold                                                                        13,195,156            8,469,016
   Interest-bearing deposits in other banks                                                   7,390,565            3,486,332
   Investment securities available for sale at fair value                                    16,366,216           16,314,939
   Investment securities held to maturity (market value of $9,111,420 and
      $10,272,046 for 2003 and 2002, respectively                                             9,086,475           10,229,905
   Loans                                                                                    152,214,185          156,536,280
      Less: allowance for loan losses                                                       (2,376,135)          (2,296,608)
                                                                                      -----------------   ------------------
      Loans, net                                                                            149,838,050          154,239,672
                                                                                      -----------------   ------------------
   Bank premises and equipment, net                                                           1,446,969            1,211,943
   Other assets                                                                               3,495,235            3,490,692
                                                                                      -----------------   ------------------
        Total assets                                                                       $208,980,117         $204,949,644
                                                                                      =================   ==================

Liabilities and Stockholders' equity
Liabilities:
   Deposits
      Noninterest-bearing deposits                                                          $47,653,127          $46,890,447
      Interest-bearing deposits                                                             121,037,363          127,877,743
                                                                                      -----------------   ------------------
        Total deposits                                                                      168,690,490          174,768,190
                                                                                      -----------------   ------------------
   Short-term borrowings                                                                      6,209,881            7,312,776
   Long-term debt                                                                            10,701,470              724,151
   Other liabilities                                                                          1,681,154              952,686
                                                                                      -----------------   ------------------
        Total liabilities                                                                   187,282,995          183,757,803
                                                                                      -----------------   ------------------
Commitments and contingencies (Note 2) Stockholders' equity:
   Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,024,251 shares in 2003 and 3,021,119 shares in 2002; outstanding 3,007,811 shares in 2003
       and 3,004,679 in 2002.                                                                    30,243               30,211
   Additional paid-in capital                                                                17,201,936           17,185,310
   Retained earnings                                                                          4,432,717            3,886,313
      Less: Treasury stock, 16,440 shares in 2003 and 2002, at cost                            (98,349)             (98,349)
   Accumulated other comprehensive income (loss)                                                130,575              188,356
                                                                                      -----------------   ------------------
        Total stockholders' equity                                                           21,697,122           21,191,841
                                                                                      -----------------   ------------------
        Total liabilities and stockholders' equity                                         $208,980,117         $204,949,644
                                                                                      =================   ==================

See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                        2003                 2002
                                                                 ------------------   -------------------
Interest income
    Interest and fees on loans                                           $2,781,993            $2,691,950
    Interest and dividends on investment securities:
       Taxable                                                              327,393               342,431
    Other interest income                                                    25,964                39,580
                                                                 ------------------   -------------------
       Total interest income                                              3,135,350             3,073,961
                                                                 ------------------   -------------------
Interest expense
    Interest on deposits                                                    482,810               663,278
    Interest on short-term borrowings                                        16,121                18,741
    Interest on long-term debt                                               20,465                13,764
                                                                 ------------------   -------------------
        Total interest expense                                              519,396               695,783
                                                                 ------------------   -------------------
Net interest income                                                       2,615,954             2,378,178
    Provision for loan losses                                                70,000               100,000
                                                                 ------------------   -------------------
Net interest income after provision for loan losses                       2,545,954             2,278,178
                                                                 ------------------   -------------------
Noninterest income
    Service charges on deposit accounts                                     419,190               391,041
     Gain on sale of investment securities                                   29,252                    --
    Other income                                                             71,486                96,601
                                                                 ------------------   -------------------
        Total noninterest income                                            519,928               487,642
                                                                 ------------------   -------------------
Noninterest expense
    Salaries and employee benefits                                          809,196               712,225
    Occupancy and equipment expense                                         276,514               284,272
    Professional fees                                                        49,636                49,172
    Data processing fees                                                    110,214               109,669
    Other operating expense                                                 311,038               285,342
                                                                 ------------------   -------------------
        Total noninterest expense                                         1,556,598             1,440,680
                                                                 ------------------   -------------------
Income before provision for income taxes                                  1,509,284             1,325,140
Provision for income taxes                                                  606,781               532,140
                                                                 ------------------   -------------------
        Net income                                                         $902,503              $793,000
                                                                 ==================   ===================

Earnings per share:
       Basic                                                                  $0.30                 $0.26
       Diluted                                                                $0.30                 $0.26

Average common shares outstanding:
       Basic                                                              3,005,315             3,000,924
       Diluted                                                            3,021,673             3,016,893


See notes to consolidated financial statements.
                                       3

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                                            Accumulated
                                                                                                               Other
                                                                     Additional                            Comprehensive
                                                          Common       Paid-in      Retained      Treasury     Income
                                                          Stock       Capital       Earnings       Stock      (Loss)         Total
                                                       -----------------------------------------------------------------------------
Balance at December 31, 2001                              $27,426   $13,047,784    $5,884,201   ($98,349)      $27,200   $18,888,262
Comprehensive income:
  Net income                                                   --            --       793,000          --           --       793,000
  Change in net unrealized gain on investment securities
      available for sale, net of taxes of $103,263             --            --            --          --    (151,183)     (151,183)
                                                                                                                          ----------
        Total comprehensive income                             --            --            --          --           --       641,817
                                                                                                                          ----------
Dividends declared ($0.11 per share)                                                (323,149)                              (323,149)
Issuance of shares under Stock Option Programs                 13         7,863            --          --           --         7,876

                                                     -------------------------------------------------------------------------------
Balance at March 31, 2002                                 $27,439   $13,055,647    $6,354,052   ($98,349)   ($123,983)   $19,214,806
                                                     ===============================================================================


Balance at December 31, 2002                              $30,211   $17,185,310    $3,886,313   ($98,349)     $188,356   $21,191,841
Comprehensive income:
  Net income                                                   --            --       902,503          --           --       902,503
  Change in net unrealized gain on investment securities
        available for sale, net of  taxes of $39,467           --            --            --          --     (57,781)      (57,781)
                                                                                                                          ----------
        Total comprehensive income                             --            --            --          --           --       844,722
                                                                                                                          ----------
Dividends declared ($0.12 per share)                           --            --     (356,099)          --           --     (356,099)
Issuance of shares under Stock Option Programs                 32        16,626            --          --           --        16,658

                                                     -------------------------------------------------------------------------------
Balance at March 31, 2003                                 $30,243   $17,201,936    $4,432,717   ($98,349)     $130,575   $21,697,122
                                                     ===============================================================================

See notes to consolidated financial statements

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                             2003                  2002
                                                                                      -----------------     -----------------
Cash flows from Operating Activities:
Net Income                                                                                     $902,503              $793,000
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                      70,000               100,000
  Depreciation and amortization                                                                  70,439                63,171
  Accretion of loan discounts and fees                                                          (70,962)              (27,639)
  Net discount (accretion)/premium amortization on investment securities                          9,542                 4,637
  (Increase) decrease in other assets                                                            34,921              (241,452)
  Increase in other liabilities                                                                 728,469               305,936
                                                                                      -----------------     -----------------
      Net cash provided by operating activities                                               1,744,912               997,653
                                                                                      -----------------     -----------------

Cash flows from Investing Activities:
Proceeds from maturities of investment securities held to maturity                            6,000,000               500,000
Proceeds from maturities of investment securities available for sale                          6,000,000                    --
Proceeds from repayment of mortgage-backed securities available for sale                        930,513               304,082
Proceeds from sales of investment securities available for sale                                 500,000                    --
Purchase of investment securities available for sale                                         (7,445,148)                   --
Purchase of investment securities held to maturity                                           (5,000,000)                   --
Net (increase) decrease in interest-bearing deposits in other banks                          (3,904,233)            2,345,850
Net (increase) decrease in loans                                                              4,402,585            (2,897,685)
Purchase of bank premises and equipment                                                        (305,465)              (12,477)
      Net cash provided by investing activities                                               1,178,252               239,770
                                                                                      -----------------     -----------------

Cash flows from Financing Activities:
Net increase (decrease) in transaction and savings deposits                                  (1,042,372)            8,216,379
Net (decrease) in time deposits                                                              (5,035,329)           (5,902,026)
Net (decrease) in short-term borrowings                                                      (1,102,895)             (553,730)
Proceeds from FHLB Advances                                                                  10,000,000                   --
Payments on long-term debt                                                                      (22,681)              (20,633)
Proceeds from issuance of common stock, net of expenses                                          16,658                 7,876
Cash dividends paid to common stockholders                                                     (356,099)             (323,149)
                                                                                      -----------------     -----------------
      Net cash provided by financing activities                                               2,457,282             1,424,717
                                                                                      -----------------     -----------------
      Net increase in cash and cash equivalents                                               5,380,446             2,662,140
Cash and cash equivalents at beginning of year                                               15,976,161             9,771,711
                                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                                  $21,356,607           $12,433,851
                                                                                      =================     =================

Supplementary disclosures:
  Interest paid on deposits and borrowings                                                     $478,641              $691,621
                                                                                      =================     =================
  Income taxes paid                                                                                 $--              $100,000
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

The Company and the Bank prepare their financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States, the instructions for Form 10-QSB, and Regulation S-B. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2002, which was derived from the audited financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2003 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassifications may have been made to amounts previously reported in 2002 to conform with the 2003 presentation.

2.  Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions on either a completed or uncompleted basis.

3.  Stockholders' Equity

All per share data presented has been retroactively adjusted for the 10% stock dividend declared on December 17, 2002 and issued on December 31, 2002.

4.  Earnings per share

Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. Per share amounts are based on the weighted average number of shares outstanding during each period, as adjusted for the 10 % stock dividend in 2002, as follows:


                                                                  For the 3 Months
                                                                  Ended March 31,
                                                                     (unaudited)
                                                         ------------------------------------
                                                               2003                2002
                                                         ----------------     ---------------
Basic EPS weighted average shares outstanding                   3,005,315           3,000,924
Dilutive effect of stock options                                   16,358              15,969
                                                         ----------------     ---------------
Diluted EPS weighted average shares outstanding                 3,021,673           3,016,893
                                                         ================     ===============


No adjustments were made to net income in the computation of earnings per share for either of the periods presented.

5.  Stock-Based Compensation Plans

During 2002, the Company adopted FASB Statement No. 148 "Accounting for Stock-Based Compensation." The Company accounts for grants of stock options plans based on the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recorded equal to the difference between the quoted market price of the underlying common stock on the date of grant and the exercise price. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards. (The method described in FASB Statement No. 123, Accounting for Stock Based Compensation.)

                                                                Three months ended March 31,
                                                                  2003                  2002
                                                            -----------------     -----------------
                                                          Dollars in thousands, except per share data

Net income as reported                                                   $903                  $793
Deduct total stock based compensation expense determined
under fair value based method, net of related tax effects                  --                   (2)
                                                            -----------------     -----------------
Pro forma net income                                                      903                   791
                                                            =================     =================
Basic earnings per share, as reported                                   $0.30                 $0.26
Basic earnings per share, pro forma                                     $0.30                 $0.26
Diluted earnings per share, as reported                                 $0.30                 $0.26
Diluted earnings per share, pro forma                                   $0.30                 $0.26


6.  Long-term debt

The Bank maintains a $11,600,000 line of credit with the Federal Home Loan Bank ("FHLB") collateralized with a blanket floating lien of first real estate mortgages and commercial real estate. In March 2003, the Bank borrowed three advances totaling $10,000,000 from the FHLB with terms ranging from 18 months to 5 years at an average rate of 2.71%. In addition, the Bank has a FHLB advance with a balance of $701,000 at March 31, 2003 that matures in December 2008, at a fixed rate of 6.95% that was borrowed in 1996 and is collateralized by first real estate mortgages. Additional advances are available in excess of the line of credit and would require the pledging of additional qualifying assets. At March 31, 2003, the Bank has sufficient collateral to borrow an additional $6,100,000 from the FHLB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2002.

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

Overview

The Company reported a 13.87% increase in net income for the three months ended March 31, 2003, as compared to the first quarter of 2002. Net income was $903,000 or $0.30 per share (diluted), an increase of $110,000 from the net income reported for the three months ended March 31, 2002 of $793,000 or $0.26 per share (diluted). The increase in net income reflects increases in net interest income and noninterest income, partially offset by increases in noninterest expense. The Company's operating results produced an annualized return on average assets of 1.84% and an annualized return on average equity of 16.98%, compared to a return on average assets of 1.79% and a return on average equity of 16.74% for the same period in 2002.

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income increased by $238,000, or 10.0%, to $2,616,000 for the three months ended March 31, 2003, as compared to $2,378,000 for the comparable period in 2002.The improvement in the net interest margin was due to the growth in earning assets combined with the management of the interest rates paid on deposits. Average earning assets of $188,961,000 increased by $16,846,000, or 9.79%, as compared to average assets of $172,115,000 for the first quarter of 2002. Average interest bearing liabilities for the first quarter of 2003 of $130,797,000 increased by $15,645,000, or 13.59%, as compared to the average of $115,152,000 for the first quarter of 2002. The yield on total earning assets was 6.73%, a decrease of 51 basis points from the yield of 7.24% during the first quarter of 2002. The average cost of interest-bearing funds was 1.61%, a decrease of 84 basis points from the cost of funds of 2.45%, during the first quarter of 2002. The decrease in average yield was due to the decrease in market interest rates for the comparable periods. The net interest margin (net interest income as a percentage of average interest-earning assets) was 5.61% for the first quarter of 2003, as compared to 5.60% for the same period in 2002, a decrease of 1 basis point. The net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) was 5.12% for the first quarter of 2003, as compared to 4.79% for the first quarter of 2002, an increase of 33 basis points.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the first quarter of 2003 and 2002 are presented on a comparative basis in the following table.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
               For the Three Months Ended March 31, 2003 and 2002
                             (Dollars in Thousands)

                                                       2003                                     2002
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
    Loans (a)                              $153,103      $2,782       7.37%       $138,001        $2,692        7.91%
    Investment securities                    26,445         327       5.01%         24,874           342        5.58%
    Federal funds sold                        4,460          12       1.09%          4,122            17        1.61%
    Interest-bearing bank balances            4,953          14       1.15%          5,118            23        1.84%
                                        ----------- -----------                -----------  ------------
         Total earnings assets              188,961       3,135       6.73%        172,115         3,074        7.24%
                                        ----------- -----------                -----------  ------------
    Allowance for loan losses               (2,335)                                (1,943)
    Cash and due from banks                   7,626                                  6,342
    Other assets                              4,499                                  2,868
         Total assets                       198,751                                179,382
                                        ===========                            ===========

Liabilities and Stockholders' Equity
    Savings, NOW and Money market           $70,964         201       1.15%        $53,490           183        1.39%
    Certificates of deposit                  50,364         282       2.27%         56,186           480        3.46%
    Customer repurchase agreements            7,419          16       0.87%          4,673            19        1.63%
    Long- term debt                           2,050          20       3.96%            803            14        6.95%
         Total interest-bearing liabilities 130,797         519       1.61%        115,152           696        2.45%
                                        ----------- -----------                -----------  ------------
    Noninterest bearing deposits             45,099                                 43,897
    Other liabilities                         1,298                                  1,122
    Stockholders' equity                     21,557                                 19,211
         Total liabilities and stockholders
             equity                        $198,751                               $179,382
                                        ===========                            ===========

Net interest income                                      $2,616                                   $2,378
                                                    ===========                             ============
Net interest spread                                                   5.12%                                     4.79%
Net interest margin                                                   5.61%                                     5.60%

a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.
                                       -8-

Noninterest Income

Total noninterest income for the three months ended March 31, 2003 was $520,000, an increase of $32,000 or 6.56%, compared $488,000 reported for the first quarter of 2002. Service charges on deposit accounts increased 7.20% for the first quarter of 2003, as compared to the same period in 2002, as a result of the increase in the volume of transactions. Other income totaled $71,000, a decrease of $26,000 or 26.81%, as compared to the first quarter of 2002, and included a $33,000 gain on the sale of the guaranteed portion of Small Business Administration ("SBA") loans, as compared to a $55,000 gain on sale of SBA loans for the same period in 2002. Also included in noninterest income for the first quarter of 2003 was a $29,000 gain on sale of an investment security available-for-sale.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2003 increased $116,000 or 8.05% to $1,557,000, as compared $1,441,000 for the first quarter of 2002. The Company's efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) improved to 49.64% for the first quarter of 2003, as compared to 50.27% for the same quarter in 2002. Salaries and benefits of $809,000 increased by $97,000 or 13.62%, as compared to the first quarter of 2002, due to increases in staff. Net occupancy expense of $277,000 for the first quarter of 2003 decreased $7,000, from the same period one year earlier. Professional fees and data processing expense were relatively unchanged, compared to the first quarter of 2002. Other operating expense increased $26,000 or 9.12% to $311,000 compared to the prior year, due to increases in supplies, charitable contributions, and courier costs.

Income Tax Expense

Income tax expense of $607,000 for the three months ended March 31, 2003 increased $75,000 from the same period in 2002, due primarily to the increase in pretax income. The Company's effective tax rate was 40.2% during each of the three month periods ended March 31..

Financial Condition

Overview

Total assets increased to $208,980,000 at March 31, 2003 from $204,950,000 at December 31, 2002, an increase of $4,030,000 or 1.97%. The increase in assets was primarily attributable to the increase in Federal funds sold and interest-bearing deposits in other banks totaling $8,630,000. Total loans decreased by $4,322,000 and total deposits decreased by $6,078,000, from the prior year end. Long term debt increased by $9,977,000, as a result of borrowing $10,000,000 from the Federal Home Loan Bank. Total stockholders' equity increased $505,000 or 2.38% to $21,697,000. The book value per common share at March 31, 2003 was $7.21, as compared to $7.05 at December 31, 2002.

Loans

The loan portfolio at March 31, 2002 was $152,214,000, a decrease of $4,322,000 or 2.76%, as compared to the December 31, 2002 balance of $156,536,000. Loans secured by commercial real estate increased 3.78% or $4,169,000, while commercial loans decreased 29.23% or $8,313,000, from December 31, 2002. The guaranteed portion of SBA loans totaling $276,000 were sold during the first three months of 2003.

Investment securities

Total investment securities decreased by $1,092,000 or 4.11% to $25,453,000 at March 31, 2003 from $26,545,000 at December 31, 2002. This net decrease reflects $6,000,000 in investment securities classified as available for sale that were called or matured and $6,000,000 in investment securities classified as hold-to-maturity that were called. Repayments on mortgage backed securities totaled $931,000. Sales of investment securities available for sale totaled $500,000. Purchases of investment securities classified as available for sale totaled $7,445,000 and purchases of investment securities classified as held-to-maturity totaled $5,000,000.

Short-term investments

Short term investments consisting of federal funds and interest-bearing deposits in banks increased by $8,631,000, or 72.19% to a total of $20,586,000, compared the balance of $11,955,000 at December 31, 2002. The overall increase was due to the repayment of loans and the proceeds from FHLB advances, offset by the outflow of deposits.

Deposits

Total deposits decreased by $6,078,000, or 3.48% to $168,690,000 at March 31, 2003 from the December 31, 2002 balance of $174,768,000. Demand deposits totaling $47,653,000 increased $763,000, or 1.63% and money market accounts totaling $52,269,000 increased $5,293,000 or 11.27% from the balances reported at year end. NOW accounts decreased $7,309,000 or 31.52% from the previous year end, due to fluctuations in the balances of large not-for-profit customers. Savings deposits increased $211,000 to $5,275,000. Total certificates of deposit decreased by $5,035,000 or 9.56% to $47,613,000 from December 31, 2002.

Short-term borrowings and long-term debt

Short-term borrowings consisting of customer repurchase agreements decreased $1,103,000 or 15.08% to $6,210,000 at March 31, 2003 from the December 31, 2002 balance of $7,313,000, as a result of normal fluctuations in the balances of the Bank's large corporate customers.

Long-term debt consisting of Federal Home Loan Bank (FHLB) advances increased $9,977,000 to a balance of $10,701,000 in the first quarter of 2003, as a result of the Bank drawing on three FHLB advances with an average rate of 2.71% and with terms ranging from 18 months to 5 years.

Stockholders' equity

Stockholders' equity at March 31, 2003 was $21,697,000, an increase of $505,000 or 2.38% from December 31, 2002. This increase was largely attributable to net income of $903,000 for the quarter, offset by dividends paid on the Company's common stock totaling $356,000.

Asset Quality

Allowance for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgements, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

The Company manages the risk characteristics of its entire loan portfolio in an effort to identify problem loans so that the risks in the portfolio can be identified on a timely basis and to maintain an adequate allowance for loans losses. Management performs a periodic analysis of risk factors that includes the primary sources of repayment on individual loans, liquidity and financial condition of borrowers and guarantors, and the adequacy of collateral. Loans subject to individual reviews are analyzed and segregated by risk according to the Company's internal risk rating scale. Management also considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loss experience, concentrations of loans to specific borrowers and industries, and general and regional economic conditions, as well as, other factors existing at the determination date. This review takes into account the judgment of the individual loan officers, the credit risk manager, senior management and the Board of Directors. The Company also has a quarterly loan review performed by an independent outside consultant. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management's on-going evaluation. The balance of the allowance for loan losses was $2,376,000 or 1.56% of total loans at March 31, 2003 and $2,297,000 or 1.47% of total loans at December 31, 2002. The provision for loan losses was $70,000 for the first quarter of 2003, compared to $100,000 for the first quarter of 2002. Net loan recoveries for the period were $9,000.

Even thought the Bank's loan portfolio has declined 2.76% this quarter, most of the change in the allowance was attributable to higher reserves for commercial loans and commercial real estate loans. Significant geopolitical and economic uncertainty persisted in the first quarter of 2003. The repayment of loans may be significantly impacted by the ongoing economic stagnation. While historical losses have been modest, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at March 31, 2003 is adequate given past experience and the underlying concerns surrounding the Company's loan portfolio.

The following table sets forth an analysis of the allocation for loan losses by categories as of March 31, 2003 and December 31, 2002.

                    Allocation of Allowances for Loan Losses
           For the Periods Ended March 31, 2003 and December 31, 2002


                                       March 31, 2003                    December 31, 2002
                              --------------------------------    -------------------------------
                                                  % of Loans                         % of Loans
                                 Reserve           to Total          Reserve          to Total
                                  Amount            Loans            Amount            Loans
                              --------------    --------------    -------------    --------------
                                                     (Dollars in thousands)
                              --------------    --------------    -------------    --------------
Commercial                              $776             23.1%             $817             23.1%
Real estate - mortgages                1,477             76.3%            1,361             76.2%
Installment                               13              0.6%               13              0.7%
Unallocated                              110                --              106                --
   Total loans                        $2,376            100.0%           $2,297            100.0%
                              ==============    ==============    =============    ==============


The following table summarizes the transactions in the allowance for loan losses for the three months ended March 31, 2003 and 2002.

             Transactions in the Allowance for Loans Losses for the
                   Three Months Ended March 31, 2003 and 2002
                             (Dollars in thousands)


                                                     2003             2002
                                                 ------------     ------------
Balance at January 1                                   $2,297           $1,911
                                                 ------------     ------------
Provision for loan losses                                  70              100
                                                 ------------     ------------
Recoveries:
             Commercial                                     8                2
             Installment to individuals                     1                1
                                                 ------------     ------------
             Total recoveries                               9                3
                                                 ------------     ------------
Charge-offs:
             Installment to individuals                    --              (3)
                                                 ------------     ------------
                     Total charge-offs                     --              (3)
                                                 ------------     ------------
Net (charge-offs) recoveries                                9               --
                                                 ------------     ------------
Balance at end of period                               $2,376           $2,011
                                                 ============     ============

Ratio of net charge-offs (recoveries) to average        .006%               --
                     total loans
Average total loans outstanding during the period    $153,103         $138,001


Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. Nonperforming assets at March 31, 2003 were $1,437,000 of which $802,000 was guaranteed by the SBA. Nonperforming loans at December 31, 2002 were $460,000 of which $295,000 was guaranteed by the SBA. Nonperforming assets at March 31, 2003 and December 31, 2002 represented 0.69% and 0.22% of total assets, respectively.

The following table presents a breakdown of our nonperforming assets, by category, at March 31, 2003 and December 31, 2002.

                        Analysis of Nonperforming Assets
                     At March 31, 2003 and December 31, 2002
                             (Dollars in thousands)


                                                             2003             2002
                                                            ------            -----
Nonaccrual loans:
Commercial                                                     $1,042             $460
                                                         ------------      -----------
      Total nonaccrual loans                                   $1,042              460
                                                         ------------      -----------
Past due loans
Commercial                                                        395               --
      Total nonperforming assets                               $1,437             $460
                                                         ============      ===========

Nonperforming assets exclusive of SBA guarantee                  $635             $165
Nonperforming assets to gross loans                             0.94%            0.29%
Nonperforming assets to total assets                            0.69%            0.22%
Allowance for loan losses to nonperforming assets                165%             500%


Loans classified as monitored credits, which are not reported in the preceding table, totaled $3,981,000 and $3,468,000 at March 31, 2003 and December 31, 2002
respectively. The balances of classified credits guaranteed by the SBA totaled $2,642,000 and $1,989,000 at March 31, 2003 and December 31, 2002, respectively.
Classified loans are subject to management's attention and their classification is reviewed on a quarterly basis.


Liquidity and Capital Resources

Liquidity

Principal sources of liquidity are cash, cash equivalents, and short term investments. Liquid assets totaled $28,747,000 or 13.8% of total assets at March 31, 2003, as compared to $19,463,000 or 9.50% of total assets at December31, 2002. The Company has additional sources of liquidity available through unpledged investment securities available-for-sale totaling $5,203,000, unsecured lines of credit available from correspondent banks, which can provide up to $10,000,000, as well as, a credit facility through its membership in the Federal Home Loan Bank of Atlanta ("FHLB").The Bank has approximately $1,000,000 available under a blanket floating lien of first real estate mortgages and commercial loans through the FHLB. The Bank has sufficient collateral to borrow an additional $5,100,000 from the FHLB secured by qualifying assets.

Capital Resources

The following table presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at March 31, 2003 and December 31, 2002. Both the Company and the Bank continue to be considered "well capitalized" and exceed regulatory requirements.



                                                                                                      Minimum To Be Well
                                                                                                      Capitalized Under
                                                                           Minimum Capital            Prompt Corrective
                                                  Actual                    Requirements              Action Provisions
                                        --------------------------    -------------------------    ------------------------
                                          Amount          Ratio         Amount         Ratio         Amount        Ratio
                                        -----------    -----------    ----------    -----------    ----------    ----------
                                                                       (Dollars in Thousands)

March 31, 2003:
Total Capital to Risk Weighted Assets:
          Consolidated                      $23,677         14.02%       $13,506          8.00%            N/A          N/A
          Bank                               23,553         13.97%        13,484          8.00%        16,855        10.00%

Tier 1 Capital to Risk Weighted Assets:
          Consolidated                       21,567         12.77%         6,753          4.00%           N/A           N/A
          Bank                               21,193         12.57%         6,742          4.00%        10,113         6.00%

Leverage Ratio:
          Consolidated                       21,567         10.85%         7,950          4.00%           N/A           N/A
          Bank                               21,193         10.67%         7,946          4.00%         9,932         5.00%

December 31, 2002:
Total Capital to Risk Weighted Assets:
          Consolidated                      $23,171         13.37%       $13,882          8.00%            N/A          N/A
          Bank                               23,009         13.26%        13,961          8.00%        17,326        10.00%

Tier 1 Capital to Risk Weighted Assets:
          Consolidated                       21,003         12.12%         6,941          4.00%           N/A           N/A
          Bank                               20,592         11.87%         6,930          4.00%        10,396         6.00%

Leverage Ratio:
          Consolidated                       21,003         10.42%         8,063          4.00%           N/A           N/A
          Bank                               20,592         10.22%         8,061          4.00%        10,076         5.00%

N/A = not applicable


Market Risk

The Company is exposed to various market risks in the normal course of conducting business. Market risk is the potential loss arising from adverse changes in interest rates, prices, and liquidity. The Company has established the Asset/Liability Committee (ALCO) to monitor and manage those risks. ALCO meets periodically and is responsible for approving asset/liability policies, formulating and implementing strategies to improve balance sheet and income statement positioning, and monitoring the interest rate sensitivity. The company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities). These simulations provide a test for embedded interest rate risk and takes into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors. The results are compared to risk tolerance limits set by ALCO policy. Based on the Company's most recent interest rate sensitivity analysis, the impact to the net interest income and the economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is moderate.

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

                                    PART II.

Item 4 - Submission of Matters to Vote of Security Holders
          None.

Item 5 - Other Matters
          None.

Item 6 - Exhibits and Reports on Form 8-K
          (a)   Exhibits - None
          (b) Exhibits- 99.1 Officers' Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                          Registrant

Date: May 13, 2003                     /s/ Jeanne D. Hubbard
                                       ---------------------
                                       Jeanne D. Hubbard
                                       Chairwomen of the Board, President
                                       and Director
                                       (Principal Executive Officer)

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



Date: May 13, 2003                        /s/ Jeanne D. Hubbard
      ------------                        ---------------------
                                           President and Chief Executive Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Karen E. Troutman, Sr. Vice President and Chief Financial Officer, certify that:

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



Date: May 13, 2003                               /s/ Karen E. Troutman
      ------------                               ---------------------
                                                 Sr. Vice President
                                                  and Chief Financial Officer

                                                                    Exhibit 99.1

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Jeanne D. Hubbard, President and Chief Executive Officer, and Karen E. Troutman, Senior Vice President and Chief Financial Officer of Abigail Adams National Bancorp, Inc. (the "Company") each certify in her capacity as an officer of the Company that she has reviewed the quarterly report of the Company on Form 10-QSB for the quarter ended March 31, 2003 and that to the best of her knowledge:

1. the report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the Unites States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


Date: May 13, 2003                      /s/ Jeanne D. Hubbard
     --------------                     ----------------------------------------
                                           Jeanne D. Hubbard
                                           President and Chief Executive Officer


Date: May 13, 2003                     /s/ Karen E. Troutman
     --------------                    -----------------------------------------
                                          Karen E. Troutman
                                          Sr. Vice President
                                           and Chief Financial Officer