Form 10QSB
period 2003-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2003-08-14
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2003



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

         Commission file number   0-10971

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        52-1508198
--------------------------------                   -----------------------
(State or other jurisdiction of                    (I.R.S. Employer ID No.)
Incorporation or organization)

               1130 Connecticut Ave., N.W. Washington, D.C. 20036
               --------------------------------------------------
                    (Address of principal executive offices)

                                  202-772-3600
                  ---------------------------------------------
                  Issuer's telephone number including area code

                                      N / A
       -------------------------------------------------------------------
       Former name, address, and fiscal year, if changes since last report

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

State the number of shares outstanding of each of the issuer's classes of common equity as of August 1, 2003: 3,007,811 shares of Common Stock, Par Value $0.01/share

Transitional Small Business Disclosure Format (check one):     Yes      No    X

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             PAGE

   Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets                                    1
     Condensed Consolidated Statements of Income                              2
     Condensed Consolidated Statements of Changes in Stockholder's Equity     3
     Condensed Consolidated Statements of Cash Flows                          4
     Notes to Condensed Consolidated Financial Statements                     5

   Item 2 - Management's Discussion and Analysis                           6-15

   Item 3 - Controls and Procedures                                          15


PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Securities Holders            15

   Item 5 - Others Matters                                                   16

   Item 6 - Exhibits and Reports on Form 8-K                                 16

   Signatures                                                                16

         Exhibit 31.1                                                        17

         Exhibit 31.2                                                        18

         Exhibit 32                                                          19

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                 June 30, 2003 (unaudited) and December 31, 2002

                                                                                          June 30,           December 31,
                                                                                            2003                 2002
                                                                                      -----------------   ------------------
Assets
   Cash and due from banks                                                                   $8,859,939           $7,507,145
   Federal funds sold                                                                        10,020,865            8,469,016
   Interest-bearing deposits in other banks                                                  12,829,730            3,486,332
   Investment securities available for sale at fair value                                    23,121,124           16,314,939
   Investment securities held to maturity (market value of $9,115,512 and
      $10,272,046 for 2003 and 2002, respectively                                             9,022,011           10,229,905
   Loans                                                                                    150,575,870          156,536,280
      Less: allowance for loan losses                                                       (2,297,376)          (2,296,608)
                                                                                      -----------------   ------------------
      Loans, net                                                                            148,278,494          154,239,672
                                                                                      -----------------   ------------------
   Bank premises and equipment, net                                                           1,417,055            1,211,943
   Other assets                                                                               3,167,771            3,490,692
                                                                                      -----------------   ------------------
        Total assets                                                                       $216,716,989         $204,949,644
                                                                                      =================   ==================

Liabilities and Stockholders' equity
Liabilities:
   Deposits
      Noninterest-bearing deposits                                                          $52,359,792          $46,890,447
      Interest-bearing deposits                                                             124,933,241          127,877,743
                                                                                      -----------------   ------------------
        Total deposits                                                                      177,293,033          174,768,190
   Short-term borrowings                                                                      5,717,061            7,312,776
   Long-term debt                                                                            10,478,246              724,151
   Other liabilities                                                                          1,153,702              952,686
                                                                                      -----------------   ------------------
        Total liabilities                                                                   194,642,042          183,757,803
                                                                                      -----------------   ------------------
Commitments and contingencies (Note 2)
Stockholders' equity:
   Common stock,  $0.01 par value, authorized 5,000,000 shares; issued 3,024,251 in
          2003 and 3,021,119 shares in 2002; outstanding 3,007,811 shares in 2003
          and 3,004,679 shares in 2002                                                           30,243               30,211
   Additional paid-in capital                                                                17,201,936           17,185,310
   Retained earnings                                                                          4,692,950            3,886,313
      Less: Treasury stock, 16,440 shares, at cost                                             (98,349)             (98,349)
   Accumulated other comprehensive income                                                       248,167              188,356
                                                                                      -----------------   ------------------
        Total stockholders' equity                                                           22,074,947           21,191,841
                                                                                      -----------------   ------------------
        Total liabilities and stockholders' equity                                         $216,716,989         $204,949,644
                                                                                      =================   ==================

See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                  For the Periods Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                       For the three months ended       For the six months ended
                                                                June 30,                        June 30,
                                                     -------------------------------  -----------------------------
                                                          2003             2002           2003            2002
                                                     --------------   --------------  -------------   -------------
Interest income
    Interest and fees on loans                           $2,685,729       $2,786,675     $5,467,721      $5,478,625
    Interest and dividends on investment securities:
       Taxable                                              336,766          363,316        664,159         705,747
    Other interest income                                    49,982           44,883         75,947          84,463
                                                     --------------   --------------  -------------   -------------
       Total interest income                              3,072,477        3,194,874      6,207,827       6,268,835
                                                     --------------   --------------  -------------   -------------
Interest expense
    Interest on deposits                                    460,039          612,768        942,849       1,276,047
    Interest on short-term borrowings                        12,411           20,148         28,532          38,889
    Interest on long-term debt                               79,082           13,703         99,547          27,466
                                                     --------------   --------------  -------------   -------------
        Total interest expense                              551,532          646,619      1,070,928       1,342,402
                                                     --------------   --------------  -------------   -------------
Net interest income                                       2,520,945        2,548,255      5,136,899       4,926,433
    Provision for loan losses                               311,065           87,500        381,065         187,500
                                                     --------------   --------------  -------------   -------------
Net interest income after provision for loan losses       2,209,880        2,460,755      4,755,834       4,738,933
                                                     --------------   --------------  -------------   -------------
Noninterest income
    Service charges on deposit accounts                     425,066          416,969        844,256         808,010
    Gain on sale of investment securities                        --               --         29,252              --
    Other income                                             52,795           56,360        124,280         152,960
                                                     --------------   --------------  -------------   -------------
        Total noninterest income                            477,861          473,329        997,788         960,970
                                                     --------------   --------------  -------------   -------------
Noninterest expense
    Salaries and employee benefits                          795,395          712,133      1,604,592       1,424,357
    Occupancy and equipment expense                         326,364          309,533        602,878         593,805
    Professional fees                                        68,968           57,194        118,604         106,366
    Data processing fees                                    112,114          105,629        222,328         215,298
    Other operating expense                                 340,712          333,501        651,747         618,843
                                                     --------------   --------------  -------------   -------------
        Total noninterest expense                         1,643,553        1,517,990      3,200,149       2,958,669
                                                     --------------   --------------  -------------   -------------
Income before provision for income taxes                  1,044,188        1,416,094      2,553,473       2,741,234
Provision for income taxes                                  413,542          568,207      1,020,324       1,100,347
                                                     --------------   --------------  -------------   -------------
        Net income                                         $630,646         $847,887     $1,533,149      $1,640,887
                                                     ==============   ==============  =============   =============

Earnings per share:
       Basic                                                  $0.21            $0.28          $0.51           $0.55
       Diluted                                                $0.21            $0.28          $0.51           $0.54

Average common shares outstanding:
       Basic                                              3,007,811        3,001,957      3,006,570       3,001,444
       Diluted                                            3,023,380        3,018,124      3,022,533       3,017,511



See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                                            Accumulated
                                                                                                              Other
                                                          Common      Capital       Retained     Treasury  Comprehensive
                                                          Stock       Surplus       Earnings       Stock       Income     Total
                                                       -----------------------------------------------------------------------------
Balance at December 31, 2001                                $27,426   $13,047,784    $5,884,201   ($98,349)    $27,200   $18,888,262
Comprehensive income:
       Net income                                                --            --     1,640,887          --         --     1,640,887
       Change in net unrealized gain on investment securities
         available for sale, net of  taxes of $94,842            --            --            --          --    138,854       138,854
                                                                                                                       -------------
            Total comprehensive income                           --            --            --          --         --     1,779,741
                                                                                                                       -------------
Dividends declared ($0.22 per share)                             --            --     (646,310)          --         --     (646,310)
Issuance of shares under Stock Option Program                    12         7,863            --          --         --         7,875
Balance at June 30, 2002                                    $27,438   $13,055,647    $6,878,778   ($98,349)   $166,054   $20,029,568
                                                       =============================================================================


Balance at December 31, 2002                                $30,211   $17,185,310    $3,886,313   ($98,349)   $188,356   $21,191,841
Comprehensive income:
       Net income                                                --            --     1,533,149          --         --     1,533,149
       Change in net unrealized gain on investment secu
         available for sale, net of  taxes of $40,853  rities     --           --            --          --     59,811        59,811
                                                                                                                       -------------
             Total comprehensive income                          --            --            --          --         --     1,592,960
                                                                                                                       -------------
Dividends declared ($0.245  per share)                           --            --     (726,512)          --         --     (726,512)
Issuance of shares under Stock Option Program                    32        16,626            --          --         --        16,658

                                                       -----------------------------------------------------------------------------
Balance at June 30, 2003                                    $30,243   $17,201,936    $4,692,950   ($98,349)   $248,167   $22,074,947
                                                       =============================================================================

See notes to consolidated financial statements

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                             2003                  2002
                                                                                      -----------------     -----------------
Cash flows from Operating Activities:
Net Income                                                                                   $1,533,149            $1,640,887
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                    381,065               187,500
   Depreciation and amortization                                                                145,526               135,086
   Accretion of loan discounts and fees                                                       (119,097)              (83,747)
   Net premium amortization/discount (accretion) on investment securities                        33,042                10,697
   (Increase) decrease in other assets                                                          282,066             (315,669)
   Increase (decrease) in other liabilities                                                     201,017             (195,005)
                                                                                      -----------------     -----------------
       Net cash provided by operating activities                                              2,456,768             1,379,749
                                                                                      -----------------     -----------------

Cash flows from Investing Activities:
Proceeds from maturities of investment securities held to maturity                           11,000,000               500,000
Proceeds from maturities of investment securities available for sale                         14,500,000                    --
Proceeds from repayment of mortgage-backed securities held to maturity                          680,560                    --
Proceeds from repayment of mortgage-backed securities available for sale                      1,288,951               476,483
Proceeds from the sale of investment securities available for sale                              500,000                    --
Purchase of investment securities available for sale                                       (23,000,805)           (3,988,612)
Purchase of investment securities held to maturity                                         (10,499,375)             (500,000)
Net increase in interest-bearing deposits in other banks                                    (9,343,398)           (2,186,326)
Net decrease (increase) in loans                                                              5,699,212           (1,765,761)
Purchase of bank premises and equipment                                                       (350,638)              (34,014)
       Net cash used in investing activities                                                (9,525,493)           (7,498,230)
                                                                                      -----------------     -----------------

Cash flows from Financing Activities:
Net increase in transaction and savings deposits                                              7,201,067            18,153,949
Net decrease in time deposits                                                               (4,676,225)           (8,990,891)
Net (decrease) increase  in short-term borrowings                                           (1,595,715)             1,063,694
Proceeds from FHLB Advances                                                                  10,000,000                    --
Payments on long-term debt                                                                    (245,905)              (41,760)
Proceeds from issuance of common stock, net of expenses                                          16,658                 7,875
Cash dividends paid to common stockholders                                                    (726,512)             (646,310)
                                                                                      -----------------     -----------------
       Net cash provided by financing activities                                              9,973,368             9,546,557
                                                                                      -----------------     -----------------
       Net increase in cash and cash equivalents                                              2,904,643             3,428,076
Cash and cash equivalents at beginning of year                                               15,976,161             9,771,711
                                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                                  $18,880,804           $13,199,787
                                                                                      =================     =================

Supplementary disclosures:
   Interest paid on deposits and borrowings                                                  $1,022,466            $1,364,935
                                                                                      =================     =================
   Income taxes paid                                                                         $1,020,000            $1,255,000
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

     The Company and the Bank prepare their financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States, the instructions for Form 10-QSB, and Regulation S-B. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2002, which was derived from the audited financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the financial statements and accompanying notes included with the Company's 2002 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2003 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassifications may have been made to amounts previously reported in 2002 to conform with the 2003 presentation.

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

4.     Earnings per share

     Earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. Per share amounts are based on the weighted average number of shares outstanding during each period and adjusted for the 10 % stock dividend in 2002, as follows:


                                          For the 3 months                       For the 6 months
                                           ended June 30                           ended June 30
                                   ------------------------------        -------------------------------

                                        2003              2002               2003              2002
                                    ------------      ------------        -----------      -------------
Basic EPS weighted average shares
outstanding                            3,007,811         3,001,957          3,006,570          3,001,444
Dilutive effect of stock options          15,569            16,167             15,963             16,067
                                    ------------      ------------        -----------      -------------
Diluted EPS weighted average shares    3,023,380         3,018,124          3,022,533          3,017,511
outstanding
                                    ============      ============        ===========      =============

No adjustments were made to net income in the computation of earnings per share for either of the periods presented.


5.     Stock-Based Compensation Plans

     During 2002, the Company adopted FASB Statement No. 148 "Accounting for Stock-Based Compensation." The Company accounts for grants of stock option plans based on the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recorded equal to the difference between the quoted market price of the underlying common stock on the date of grant and the exercise price.

     The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards. (The method described in FASB Statement No. 123, Accounting for Stock Based Compensation.)



                                          For the 3 months                      For the 6 months
                                           ended June 30                          ended June 30
                                    ------------------------------       -------------------------------
                                        2003              2002               2003              2002
                                    ------------      ------------        -----------      -------------
Net income as reported                       631               848              1,533              1,641
Deduct total stock based compensation         --
expense determined under fair value
based method, net of related tax effects                       (3)                 --                (5)
                                        --------      ------------        -----------      -------------
Pro forma net income                         631               845              1,533              1,636
                                        ========      ============        ===========      =============
Basic earnings per share as reported       $0.21             $0.28              $0.51              $0.55
Basic earnings per share pro forma         $0.21             $0.28              $0.51              $0.55
Diluted earning per share, as reported     $0.21             $0.28              $0.51              $0.54
Diluted earnings per share, pro forma      $0.21             $0.28              $0.51              $0.54



6.     Long-term debt

     The Bank maintains a $11,600,000 line of credit with the Federal Home Loan Bank ("FHLB") collateralized with a blanket floating lien on first real estate mortgages and commercial real estate. In March 2003, the Bank had FHLB borrowings totaling $10,000,000 with terms ranging from 18 months to 5 years at an average rate of 2.71%. In addition, the Bank has a FHLB advance with a balance of $478,000 at June 30, 2003 that matures in December 2008, at a fixed rate of 6.95% that was borrowed in 1996 and is collateralized by first real estate mortgages. Additional advances are available in excess of the line of credit and would require the pledging of additional qualifying assets. At June 30, 2003, the Bank has sufficient collateral to borrow an additional $10,200,000 from the FHLB.

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

Overview

     The Company reported net income for the three months ended June 30, 2003 of $631,000, or $0.21 per share diluted, for an annualized return on average assets of 1.21% and an annualized return on average equity of 11.46%. Net income for the second quarter of 2003 decreased 25.6%, as compared to the same quarter in 2002. Net income for the three months ended June 30, 2002 was $848,000 or $0.28 per share diluted, with a return on average assets of 1.83% and a return on average equity of 17.24%. The primary reason for the decrease in the net income for the second quarter of 2003 was the provision for loan losses totaling $311,000, which was an increase of $223,000 or 253.4%, as compared to the provision for loan losses of $88,000 reported for the second quarter of 2002. The increase in the provision for loan losses reflected the increase in nonperforming loans, the deterioration in the local economy and a change in the composition of the Bank's loan portfolio to higher levels of commercial and commercial real estate loans.

     The Company reported net income for the first six months of 2003 of $1,533,000, or $0.51 per share diluted, for an annualized return on average assets of 1.52% and an annualized return on average equity of 14.18%. Net income for the first six months of the current year decreased $108,000 or 6.6%, as as compared to the same period in 2002. Net income for the six months ended June 30, 2002 was $1,641,000 or $0.54 per share diluted, with a return on average assets of 1.81% and a return on average equity of 17.00%. The decrease in net income in 2003 compared to 2002, was attributable to a 102.7% increase in the provision for loan losses of $193,000 to a total of $381,000, combined with an increase of 8.1% in noninterest expense of $241,000 to a total of $3,200,000. The key components of net income are discussed in the following paragraphs.


Net Interest Income

     Net interest income, which is the sum of interest received and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income decreased by $27,000, or 1.06%, to $2,521,000 for the three months ended June 30, 2003, as compared to $2,548,000 for the second quarter of 2002. The Company has suffered net interest margin compression as many other banks have experienced. Interest income produced by the growth in earning assets was offset by lower yields on new and repricing assets. The overall decrease in yields was due to the decrease in market interest rates to historically low levels. The active repricing of our deposits lessened the impact of the reduction in asset yields on the net interest margin. The increase in nonaccrual loans to $3,293,000 from $1,042,000, during the second quarter also contributed to the decline in the net interest margin by 8 basis points. Average earning assets increased by 12.7% or $22,488,000 to a total of $199,410,000, as compared to the average of $176,922,000 for the three months ended June 30, 2002. The yield on average earning assets was 6.18%, a decrease of 106 basis points from the yield of 7.24% for the second quarter of 2002. Average interest bearing liabilities during the second quarter of 2003 were $138,075,000, an increase of $19,577,000, or 16.5%, as compared to the average of $118,498,000 for the second quarter of 2002. The cost of funds was 1.60%, a decrease of 59 basis points from a cost of 2.19% for the second quarter of 2002 The net interest margin (net interest income as a percentage of average interest-earning assets) was 5.07% for the second quarter of 2003, as compared to 5.78% for the same period in 2002, a decrease of 71 basis points. The net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest- bearing liabilities) was 4.58% for the second quarter of 2003, as compared to 5.05% for the second quarter of 2002, a decrease of 47 basis points.

     In contrast to the second quarter, the net interest income for the first six months of 2003 increased by $211,000, or 4.3%, reflecting the increase in average earning assets. Net interest income totaled $5,137,000, as compared to $4,926,000 for the same period in 2002. Average earning assets during the first six months of 2003 were $194,214,000, an increase of $20,002,000, or 11.5%, over the same period in 2002. Earning assets were funded with a 15.1% increase in the Company's average interest-bearing liabilities of which $10,087,000 reflected an increase in average deposits, while the average increase in borrowings was $7,536,000. The improvement in net interest income was the result of the increase in net average earning assets combined with the decrease in the cost of interest-bearing liabilities. The net interest spread was 4.84% and the net interest margin was 5.33% for the first six months of 2003, reflecting a decrease of 10 basis points in net interest spread and a decrease of 37 basis points in net interest margin, compared to the same period in 2002.

     Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the second quarter and year-to-date periods of 2003 and 2002 are presented on a comparative basis in the following tables.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
                For the Three Months Ended June 30, 2003 and 2002
                             (Dollars in Thousands)


                                                       2003                                     2002
                                        -----------------------------------    --------------------------------------
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
       Loans (a)                           $152,097      $2,686       7.08%       $140,411        $2,787        7.96%
       Investment securities                 29,561         337       4.57%         26,002           363        5.60%
       Federal funds sold                    10,375          28       1.08%          6,670            27        1.62%
       Interest-bearing bank balances         7,377          21       1.14%          3,839            18        1.88%
                                        ----------- -----------                -----------  ------------
            Total earnings assets           199,410       3,072       6.18%        176,922         3,195        7.24%
                                        ----------- -----------                -----------  ------------
       Allowance for loan losses            (2,390)                                (2,016)
       Cash and due from banks                7,560                                  6,928
       Other assets                           4,626                                  3,565
            Total assets                   $209,206                               $185,399
                                        ===========                            ===========

Liabilities and Stockholders' Equity
       Savings, NOW and money market        $73,687         199       1.08%        $59,732           213        1.43%
       Certificates of deposit               47,720         261       2.19%         53,137           400        3.02%
       Customer repurchase agreements         6,071          12       0.79%          4,847            20        1.66%
       Long- term debt                       10,597          79       2.99%            782            14        7.18%
          Total interest-bearing
              liabilities                   138,075         551       1.60%        118,498  647                 2.19%
                                        ----------- -----------                -----------  ------------
       Noninterest bearing deposits          47,348                                 46,135
       Other liabilities                      1,719                                  1,039
       Stockholders' equity                  22,064                                 19,727
            Total liabilities and stockh
                equity                  old$209,206                               $185,399
                                        ===========                            ===========

Net interest income                                      $2,521                                   $2,548
                                                    ===========                             ============
Net interest spread                                                   4.58%                                     5.05%
Net interest margin                                                   5.07%                                     5.78%


a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
                 For the Six Months Ended June 30, 2003 and 2002
                             (Dollars in Thousands)


                                                      2003                                     2002
                                        -----------------------------------    --------------------------------------
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
       Loans (a)                           $152,597      $5,468       7.23%       $139,213        $5,479        7.94%
       Investment securities                 28,011 664               4.78%         25,122           706        5.67%
       Federal funds sold                     7,434          41       1.11%          5,403            43        1.60%
       Interest-bearing bank balances         6,172          35       1.14%          4,474            41        1.85%
                                        ----------- -----------                -----------  ------------
            Total earnings assets           194,214       6,208       6.45%        174,212         6,269        7.26%
                                        ----------- -----------                -----------  ------------
       Allowance for loan losses            (2,363)                                (1,979)
       Cash and due from banks                7,593                                  6,665
       Other assets                           4,563                                  3,538
            Total assets                   $204,007                               $182,436
                                        ===========                            ===========

Liabilities and Stockholders' Equity
       Savings, NOW and money market        $72,333         400       1.11%        $56,629           396        1.41%
       Certificates of deposit               49,035         543       2.23%         54,653           880        3.25%
       Customer repurchase agreements         6,741          28       0.84%          4,760            39        1.65%
       Long- term debt                        6,347         100       3.18%            792            28        7.13%
            Total interest-bearing liabiliti134,456       1,071 1.61%              116,834         1,343        2.32%
                                        ----------- -----------                -----------  ------------
       Noninterest bearing deposits          46,229                                 45,022
       Other liabilities                      1,511                                  1,111
       Stockholders' equity                  21,811                                 19,469
            Total liabilities and stockh
                equity                  old$204,007                               $182,436
                                        ===========                            ===========

Net interest income                                      $5,137                                   $4,926
                                                    ===========                             ============
Net interest spread                                                   4.84%                                     4.94%
Net interest margin                                                   5.33%                                     5.70%

a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Noninterest Income

     Total noninterest income increased 1.1% in the second quarter of 2003 to $478,000 from $473,000 for the second quarter of 2002. Service charges on deposit accounts totaled $425,000, an increase of $8,000 for the second quarter of 2003, as compared to $417,000 for the same period last year. Other income totaled $53,000, a decrease of $3,000, compared to the second quarter of 2002.

     Total noninterest income for the six months ended June 30, 2003 was $998,000, an increase of $37,000, compared to $961,000 for the same period in 2002. Growth in deposits and related activities resulted in service charges on deposit accounts increasing $36,000 or 4.5% to a total of $844,000, compared the total of $808,000 for the first six months of 2002. Other income totaled $124,000, a decrease of $29,000, as compared to the same period in 2002. Other income included a $49,000 gain on the sale of the guaranteed portion of SBA loans in 2003, as compared to $55,000 in 2002. The sale of an investment security in the first quarter of 2003 resulted in a gain of $29,000.

Noninterest Expense

     Total noninterest expense for the three months ended June 30, 2003 increased $126,000 or 8.3% to $1,644,000, as compared $1,518,000 for the second quarter of 2002. The increase in costs combined with the reduction in income for the quarter resulted in a decline in the efficiency ratio to 54.8%, as compared to 50.2% for the same quarter in 2002. Salaries and benefits have increased by $83,000 to a total of $795,000, as a result of additional staff and the related cost of benefits. Occupancy and equipment expense increased by $16,000 to $326,000 for the second quarter of 2003, due to deferred rent on leased office space. Professional fees increased by $12,000 to a total of $69,000, compared to the second quarter of 2002, as a result an increase in legal fees.

     Total noninterest expense for the six months ended June 30, 2003 increased $241,000 or 8.1% to $3,200,000, as compared $2,959,000 for the same period in
2002. The Company's efficiency ratio was 52.2% for the first six months of 2003, up from the ratio of 50.3% reported for the same period in 2002, as a result of the decrease in income and the increase in noninterest expense from period to period. Salaries and benefits increased $181,000 to a total of $1,605,000 or 12.7% compared to the same period last year, due to additional staff and the related cost of benefits. Professional fees totaled $119,000 and was $13,000 greater than the first six months of 2002, as a result of a higher level of legal fees. Other operating expense increased by $33,000 to $652,000, as compared to the same period in 2002, due to an increase in shareholder reporting costs, an increase in supplies, and an increase in courier expense.

Income Tax Expense

     Income tax expense for the three months ended June 30, 2003 decreased $154,000 to $414,000, compared to the second quarter of 2002, due to the decrease in pretax income. The Company's effective tax rate for the second quarter of 2003 was 40.0%, as compared to 40.1% for the second quarter of 2002.

     Income tax expense for the six months ended June 30, 2003 decreased $80,000 to $1,020,000, compared to the same period in 2002, as a result of the decrease in pretax income. The Company's effective tax rate for was 40.0%, as compared to 40.1% for the same period in 2002.

Financial Condition

Overview

     Total assets increased to $216,717,000 at June 30, 2003 from $204,950,000 at December 31, 2002, an increase of $11,767,000 or 5.7%. The increase in assets was attributable to an increase of $9,344,000 in interest-bearing deposits in other banks and $5,598,000 in investment securities. Total loans decreased by $5,960,000, compared to December 31, 2002. Total deposits increased $2,525,000 and long-term debt increased $9,754,000, compared to the prior year end. Total shareholders' equity increased 4.2% to $22,075,000 from December 31, 2002. The book value per share of common stock issued and outstanding at June 30, 2003 was $7.34, as compared to $7.05 at December 31, 2002.

Loans

     The loan portfolio at June 30, 2003 decreased 3.8% to $150,576,000, compared to $156,536,000 at December 31, 2002. Commercial real estate secured loans grew 4.7% or $5,213,000, compared to the prior year end. Commercial loans decreased 37.7% or $10,718,000, compared to the balance at December 31, 2002, as a result of prepayments in excess of new loans added to the portfolio. The guaranteed portion of SBA loans totaling $462,000 were sold during this period.

Investment securities

     Total investment securities increased by $5,598,000 or 21.1% to $32,143,000 at June 30, 2003 from $26,545,000 at December 31, 2002. Available-for-sale investment securities purchased during this period totaled $23,001,000 and purchases of investment securities classified as hold-to-maturity totaled $10,499,000. Matured or called investments classified as available-for-sale totaled $14,500,000 and hold-to-maturity investment securities totaled $11,000,000. Sales of investment securities totaled $500,000 for a gain of $29,000. Principal repayments on mortgage-backed investment securities were $1,970,000. The market value on the available-for-sale portfolio increased by $101,000 to a balance of $418,000 at June 30, 2003, compared to the balance at December 31, 2002.

Short-term investments

     Short term investments consisting of federal funds sold and interest bearing deposits in banks increased $10,896,000 at June 30, 2003 to a total of $22,851,000, compared to December 31, 2002. The overall increase in short-term investments was attributable to the repayment of loans, cash flows from new deposits, and the proceeds from FHLB advances.

Deposits

     Total deposits increased by $2,525,000 to $177,293,000 at June 30, 2003 from the December 31, 2002 balance of $174,768,000. Total demand deposits were $52,360,000,compared to $46,890,000 at December 31, 2002, an increase of $5,470,000, or 11.7%. NOW accounts decreased 22.9% or $5,305,000 to $17,885,000, compared to the prior year end, due to fluctuations in the balances of some of the Company's not-for-profit customers. Money market accounts increased
$5,793,000 or 12.3% to $52,769,000  from year end.  Savings  deposits  increased
$1,244,000  to  $6,308,000   from   $5,064,000  at  December  31,  2002.   Total
certificates of deposit decreased by $4,676,000 or 8.9% to $47,972,000 from December 31, 2002.

Short-term borrowings

     Short-term borrowings consisting entirely of repurchase agreements decreased $1,596,000 or 21.8% to $5,717,000 at June 30, 2003 from the December 31, 2002 balance of $7,313,000, as a result of normal fluctuations in the balances of the Bank's large corporate customers.

Long-term debt

     Long-term debt consisting of Federal Home Loan Bank advances increased $9,754,000 to $10,478,000 from the prior year-end, as a result of borrowings in the first quarter of 2003 totaling $10,000,000, for liquidity purposes. Terms on the FHLB advances range from 18 months to five years at an average interest rate of 2.71%.

Stockholders' equity

     Stockholders' equity at June 30, 2003 was $22,075,000, an increase of $883,000 or 4.2% from the December 31, 2002 balance of $21,192,000. The increase was primarily attributable to net income for the period of $1,533,000, less the dividends paid on the Company's common stock totaling $727,000. The dividend for the second quarter of 2003 increased 13.6%%, compared to the second quarter of 2002, to $0.125 (twelve and a half cents).

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

     The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management's on-going evaluation. The balance of the allowance for loan losses was $2,297,000 or 1.53% of total loans at June 30, 2003 and $2,297,000 or 1.47% of total loans at December 31, 2002.

     The provision for loan losses was $311,000 for the second quarter of 2003, compared to $88,000 for the second quarter of 2002. For the first six months of 2003, the provision for loan losses was $381,000, compared to $188,000 for the same period in 2002. The increase in the provision is intended to address known and inherent losses that are both probable and estimable at June 30 ,2003. The weak economic environment has adversely impacted the cash flows of some of our small commercial and commercial real estate borrowers, and as a result the Company has experienced an increase in nonperforming loans since year-end. Loans charged off in the second quarter totaled $400,000 and consisted of commercial and SBA nonperforming loans. While historical losses have been modest, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at June 30, 2003 is adequate given past experience and the underlying concerns surrounding the Company's loan portfolio.

     The following table is an analysis of the allocation for loan losses by categories as of June 30, 2003 and December 31, 2002.

                    Allocation of Allowances for Loan Losses
            For the Periods Ended June 30, 2003 and December 31, 2002


                                       June 30, 2003                     December 31, 2002
                              --------------------------------    -------------------------------
                                                  % of Loans                         % of Loans
                                 Reserve           to Total          Reserve          to Total
                                  Amount            Loans            Amount            Loans
                              --------------    --------------    -------------    --------------
                                                    (Dollars in Thousands)
                                                --------------    -------------    --------------
Commercial                              $674             17.6%             $817             23.1%
Real estate - secured                  1,612             81.9%            1,361             76.2%
Installment                               11              0.5%               13              0.7%
Unallocated                               --                --              106                --
   Total loans                        $2,297            100.0%           $2,297            100.0%
                              ==============    ==============    =============    ==============


     The following table summarizes the changes in the allowance for loan losses for the six months ended June 30, 2003 and 2002.

                Changes in the Allowance for Loans Losses for the
                     Six Months Ended June 30, 2003 and 2002
                             (Dollars in thousands)


                                                     2003             2002
                                                 ------------     ------------
Balance at January 1                                   $2,297           $1,911
                                                 ------------     ------------
Provision for loan losses                                 381              188
                                                 ------------     ------------
Recoveries:
                Commercial                                 17                4
                Installment to individuals                  2                2
                                                 ------------     ------------
                Total recoveries                           19                6
                                                 ------------     ------------
Charge-offs:
                Commercial                              (399)             (33)
                Installment to individuals                (1)              (9)
                                                 ------------     ------------
                         Total charge-offs              (400)             (42)
                                                 ------------     ------------
Net charge-offs                                         (381)             (36)
                                                 ------------     ------------
Balance at end of period                               $2,297           $2,063
                                                 ============     ============

Ratio of net charge-offs to average total loans         0.25%            0.03%
Average total loans outstanding during the year      $152,597         $139,213

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. Nonperforming loans at June 30, 2003 were $3,925,000, and included $1,952,000 in loans guaranteed by the SBA. Also included are loans 90 days past due totaling $632,000 that were past due on maturity but not on payment. Nonperforming loans at December 31, 2002 were $460,000, with balances of $295,000 guaranteed by the SBA. The significant increase in nonperforming loans since year-end is reflective of the weak regional economy that has contributed to the decline in credit quality of some of the Company's borrowers. The increase reflected loans secured by commercial business collateral of which the largest loan had a balance of $201,000 at June 30, 2003, three loans secured with real estate of which the largest loan had a balance of $360,000 and one installment loan. Management is committed to strengthening credit administration and managing the nonperforming assets.

     The following table presents a breakdown of nonperforming assets by category, at June 30, 2003 and December 31, 2002.

                        Analysis of Nonperforming Assets
                       June 30, 2003 and December 31, 2002
                             (Dollars in thousands)


                                                             2003                2002
                                                        --------------      --------------
Nonaccrual loans:
Commercial                                                      $2,317                $460
Commercial real estate                                             912                  --
Installment                                                         64                  --
      Total nonaccrual loans                                    $3,293                 460
                                                        --------------       -------------
Past due loans:
Commercial                                                        $632                  --
      Total nonperforming assets                                $3,925                $460
                                                        ==============       =============

Nonperforming assets exclusive of SBA guarantee                 $1,973                $165
Nonperforming assets to gross loans                              2.61%               0.29%
Nonperforming assets to total assets                             1.81%               0.22%
Allowance for loan losses to nonperforming assets                  59%                500%


     Loans classified as monitored credits, which are not reported in the preceding table, totaled $6,242,000 and $3,468,000 at June 30, 2003 and December 31, 2002 respectively. The balances of classified credits guaranteed by the SBA totaled $1,421,000 and $1,989,000 at June 30, 2003 and December 31, 2002,
respectively. Classified loans are subject to management's attention and their classification is reviewed on a quarterly or more frequent basis.

Liquidity and Capital Resources

Liquidity

     Principal sources of liquidity are cash, cash equivalents, and short term investments. Liquid assets totaled $31,711,000 or 14.6% of total assets at June 30, 2003, as compared to $19,463,000 or 9.5% of total assets at December 31, 2002. The Company has additional sources of liquidity available through unpledged investment securities available-for-sale totaling $10,400,000, and unsecured lines of credit available from correspondent banks, which can provide up to $11,000,000, as well as, a credit facility through its membership in the Federal Home Loan Bank of Atlanta ("FHLB").

Capital Resources

     The following table presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at June 30, 2003 and December 31, 2002. Both the Company and the Bank continue to be considered "well capitalized" and exceed the regulatory guidelines.



                                                  Actual                   Minimum Capital            Minimum To Be Well
                                                                            Requirements                 Capitalized
                                        --------------------------    -------------------------    ------------------------
                                          Amount          Ratio         Amount         Ratio         Amount        Ratio
                                        -----------    -----------    ----------    -----------    ----------    ----------
                                                                       (Dollars in Thousands)
June 30, 2003:
Total Capital to Risk Weighted Assets:
              Consolidated                  $23,948         14.11%       $13,574          8.00%            N/A          N/A
              Bank                           23,881         14.09%        13,559          8.00%        16,948        10.00%

Tier 1 Capital to Risk Weighted Assets:
              Consolidated                   21,827         12.86%         6,787          4.00%           N/A           N/A
              Bank                           21,511         12.69%         6,779          4.00%        10,169         6.00%

Leverage Ratio:
              Consolidated                   21,827         10.43%         8,368          4.00%           N/A           N/A
              Bank                           21,511         10.29%         8,364          4.00%        10,455         5.00%

December 31, 2002:
Total Capital to Risk Weighted Assets:
              Consolidated                  $23,171         13.37%       $13,882          8.00%            N/A          N/A
              Bank                           23,009         13.26%        13,961          8.00%        17,326        10.00%

Tier 1 Capital to Risk Weighted Assets:
              Consolidated                   21,003         12.12%         6,941          4.00%           N/A           N/A
              Bank                           20,592         11.87%         6,930          4.00%        10,396         6.00%

Leverage Ratio:
              Consolidated                   21,003         10.42%         8,063          4.00%           N/A           N/A
              Bank                           20,592         10.22%         8,061          4.00%        10,076         5.00%


N/A = not applicable

Interest Rate Sensitivity

     The Company is exposed to various market risks in the normal course of conducting it's business. Market risk is the potential loss arising from adverse changes in interest rates, prices, and liquidity. The Company has established the Asset/Liability Committee (ALCO) to monitor and manage those risks. ALCO meets periodically and is responsible for approving asset/liability policies, formulating and implementing strategies to improve balance sheet and income statement positioning, and monitoring the interest rate sensitivity. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities). These simulations provide a test for embedded interest rate risk and takes into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors. The results are compared to risk tolerance limits set by ALCO policy. Based on the Company's most recent interest rate sensitivity analysis, the impact to the net interest income and the economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is moderate.

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

     The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 - Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.


Item 4 - Submission of Matters to Vote of Security Holders

     On May 20, 2003, Abigail Adams National Bancorp, Inc. ( the Company) held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified. The votes cast and withheld for each such director was as follows:

  Kathleen Walsh Carr         FOR 2,460,818                      WITHHELD 3,297
  A. George Cook III          FOR 2,461,621                      WITHHELD 2,494
  Jeanne D. Hubbard           FOR 2,461,677                      WITHHELD 2,438
  Marshall T. Reynolds        FOR 2,461,582                      WITHHELD 2,533
  Robert L. Shell             FOR 2,461,588                      WITHHELD 2,527
  Marianne Steiner            FOR 2,461,677                      WITHHELD 2,438
  Joseph L. Williams          FOR 2,461,621                      WITHHELD 2,494
  Bonita A. Wilson            FOR 2,461,677                      WITHHELD 2,438
  Douglas V. Reynolds         FOR 2,461,571                      WITHHELD 2,544
  Patricia G. Shannon         FOR 2,461,677                      WITHHELD 2,538

     In addition, the Company's stockholders approved the ratification of the appointment of McGladrey & Pullen, LLP as the Company's independent certified public accountants for the year ending December 31, 2003, as follows:

              FOR   2,459,914    AGAINST   1,464     ABSTAIN    2,736


Item 5 - Other Matters
              None.

Item 6 - Exhibits and Reports on Form 8-K

(a)        Exhibits-

           Exhibit 31.1     Certification of the Chief Executive Officer

           Exhibit 31.2     Certification of the Chief Financial Officer

           Exhibit 32       Certification of Chief Executive Officer and
                             Chief Financial Officer

(b)        Reports on From 8-K-

          The Company file on Form 8-K on July 22, 2003 to report that the Company had issued a press release announcing earnings for the three and six months periods ending June 30, 2003.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                               Registrant


Date: August 13, 2003                      /s/ Jeanne D. Hubbard
                                           ---------------------------------
                                               Jeanne  D. Hubbard
                                               Chairwoman of the Board,
                                               President and Director
                                               (Principal Executive Officer)

                                                         Exhibit 31.1

I, Jeanne D. Hubbard, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Abigail Adams National Bancorp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosures and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any changes in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 13, 2003                      /s/ Jeanne D. Hubbard
                                           ------------------------------
                                           President and Chief Executive Officer

                                                                  Exhibit 31.2




I, Karen E. Troutman, Sr. Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Abigail Adams National Bancorp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosures and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any changes in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 13, 2003                           /s/ Karen E. Troutman
                                                ------------------------------
                                                Sr. Vice President and
                                                 Chief Financial Officer

                                                                     Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer


     Jeanne D. Hubbard, President and Chief Executive Officer, and Karen E. Troutman, Senior Vice President and Chief Financial Officer of Abigail Adams National Bancorp, Inc. (the "Company") each certify in her capacity as an officer of the Company that she has reviewed the quarterly report on Form 10-QSB for the quarter ended June 30, 2003 and that to the best of her knowledge:

     (1) the report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.

     The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


Date: August 13, 2003                      /s/ Jeanne D. Hubbard
                                           ---------------------------
                                               Jeanne D. Hubbard
                                               Chief Executive Officer


Date: August 13, 2003                      /s/ Karen E. Troutman
                                           ---------------------------
                                               Karen E. Troutman
                                               Chief Financial Officer