Form 10QSB
period 2003-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2003-11-14
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended           September 30, 2003
                              --------------------------------------



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

State the number of shares outstanding of each of the issuer's classes of common equity as of November 7, 2003:

            3,014,343 shares of Common Stock, Par Value $0.01/share

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

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
               September 30,2003 (unaudited) and December 31, 2002

                                                                                        September 30,        December 31,
                                                                                            2003                 2002
                                                                                      -----------------   ------------------
Assets
   Cash and due from banks                                                                   $8,195,406           $7,507,145
   Federal funds sold                                                                           790,200            8,469,016
   Interest-bearing deposits in other banks                                                  24,477,733            3,486,332
   Investment securities available for sale at fair value                                    30,959,145           16,314,939
   Investment securities held to maturity (market value of $14,180,885 and
      $10,272,046 for 2003 and 2002, respectively                                            14,264,796           10,229,905
   Loans                                                                                    149,429,583          156,536,280
      Less: allowance for loan losses                                                       (2,397,396)          (2,296,608)
                                                                                      -----------------   ------------------
      Loans, net                                                                            147,032,187          154,239,672
                                                                                      -----------------   ------------------
   Bank premises and equipment, net                                                           1,488,172            1,211,943
   Other assets                                                                               3,353,971            3,490,692
                                                                                      -----------------   ------------------
        Total assets                                                                       $230,561,610         $204,949,644
                                                                                      =================   ==================

Liabilities and Stockholders' equity
Liabilities:
   Deposits
Iterest-bearing deposits                                                                    $67,740,021          $46,890,447
      Interest-bearing deposits                                                             123,135,588          127,877,743
                                                                                      -----------------   ------------------
        Total deposits                                                                      190,875,609          174,768,190
   Short-term borrowings                                                                      6,307,264            7,312,776
   Long-term debt                                                                            10,254,466              724,151
   Other liabilities                                                                            953,206              952,686
                                                                                      -----------------   ------------------
        Total liabilities                                                                   208,390,545          183,757,803
                                                                                      -----------------   ------------------
Commitments and contingencies (Note 2) Stockholders' equity:
   Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,030,783
          i 2003 and 3,021,119 shares in 2002; outstanding 3,014,343 shares in
          2003 and 3,004,679 shares in 2002                                                      30,308               30,211
   Additional paid-in capital                                                                17,241,143           17,185,310
   Retained earnings                                                                          5,130,917            3,886,313
      Less: Treasury stock, 16,440 shares, at cost                                             (98,349)             (98,349)
   Accumulated other comprehensive income (loss)                                              (132,954)              188,356
                                                                                      -----------------   ------------------
        Total stockholders' equity                                                           22,171,065           21,191,841
                                                                                      -----------------   ------------------
        Total liabilities and stockholders' equity                                         $230,561,610         $204,949,644
                                                                                      =================   ==================

See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                For the Periods Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                       For the three months ended       For the nine months ended
                                                              September 30,                   September 30,
                                                     -------------------------------  -----------------------------
                                                          2003             2002           2003            2002
                                                     --------------   --------------  -------------   -------------
Interest income
    Interest and fees on loans                           $2,633,737       $2,823,781     $8,101,459      $8,302,406
    Interest and dividends on investment securities:
       Taxable                                              443,992          364,647      1,108,151       1,070,394
    Other interest income                                    41,807           62,424        117,753         146,887
                                                     --------------   --------------  -------------   -------------
       Total interest income                              3,119,536        3,250,852      9,327,363       9,519,687
                                                     --------------   --------------  -------------   -------------
Interest expense
    Interest on deposits                                    440,143          602,817      1,382,993       1,878,864
    Interest on short-term borrowings                        11,521           27,077         40,053          65,966
    Interest on long-term debt                               77,927           13,328        177,473          40,794
                                                     --------------   --------------  -------------   -------------
        Total interest expense                              529,591          643,222      1,600,519       1,985,624
                                                     --------------   --------------  -------------   -------------
Net interest income                                       2,589,945        2,607,630      7,726,844       7,534,063
    Provision for loan losses                                90,000          105,000        471,065         292,500
                                                     --------------   --------------  -------------   -------------
Net interest income after provision for loan losses       2,499,945        2,502,630      7,255,779       7,241,563
                                                     --------------   --------------  -------------   -------------
Noninterest income
    Service charges on deposit accounts                     419,638          412,636      1,263,894       1,220,646
    Gain on sale of investment securities                    40,800               --         70,052              --
    Other income                                             72,843           54,635        197,123         207,595
                                                     --------------   --------------  -------------   -------------
Total noninterest income                                    533,281          467,271      1,531,069       1,428,241
                                                     --------------   --------------  -------------   -------------
Noninterest expense
    Salaries and employee benefits                          829,574          740,310      2,434,166       2,164,668
    Occupancy and equipment expense                         342,319          309,999        945,197         903,804
    Professional fees                                        67,824           61,169        186,428         167,536
    Data processing fees                                    114,894          103,956        337,222         319,255
    Other operating expense                                 336,329          296,897        988,076         915,738
                                                     --------------   --------------  -------------   -------------
        Total noninterest expense                         1,690,940        1,512,331      4,891,089       4,471,001
                                                     --------------   --------------  -------------   -------------
Income before provision for income taxes                  1,342,286        1,457,570      3,895,759       4,198,803
Provision for income taxes                                  533,090          583,300      1,553,413       1,683,646
                                                     --------------   --------------  -------------   -------------
        Net income                                         $809,196         $874,270     $2,342,346      $2,515,157
                                                     ==============   ==============  =============   =============

Earnings per share:
       Basic                                                  $0.27            $0.29          $0.78           $0.84
       Diluted                                                $0.27            $0.29          $0.78           $0.83

Average common shares outstanding:
       Basic                                              3,010,793        3,001,957      3,007,993       3,001,750
       Diluted                                            3,024,720        3,017,984      3,023,278       3,019,281


See notes to consolidated financial statements.

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                                           Accumulated
                                                                                                              Other
                                                          Common      Capital       Retained    Treasury   Comprehensive
                                                          Stock       Surplus       Earnings     Stock      Income (loss)  Total
                                                      ------------------------------------------------------------------------------
Balance at December 31, 2001                             $27,426   $13,047,784    $5,884,201   ($98,349)      $27,200   $18,888,262
Comprehensive income:
       Net income                                             --            --     2,515,157          --           --     2,515,157
       Change in net unrealized gain on investment securities
         available for sale, net of  taxes of $145,818        --            --            --          --      213,486       213,486
                                                                                                                       -------------
            Total comprehensive income                        --            --            --          --           --     2,728,643
                                                                                                                       -------------
Dividends declared ($0.33 per share)                          --            --     (969,547)          --           --     (969,547)
Issuance of shares under Stock Option Program                 19        11,794            --          --           --        11,813
Balance at September 30, 2002                            $27,445   $13,059,578    $7,429,811   ($98,349)     $240,686   $20,659,171
                                                       =============================================================================

Balance at December 31, 2002                             $30,211   $17,185,310    $3,886,313   ($98,349)     $188,356   $21,191,841
Comprehensive income:
       Net income                                             --            --     2,342,346           -           --     2,342,346
       Change in net unrealized gain on investment securities    -
         available for sale, net of  taxes of ($219,466)                      -             -          --    (321,310)     (321,310)
                                                                                                                       -------------
             Total comprehensive income                        -             -             -           -           --     2,021,036
                                                                                                                       -------------
Dividends declared ($0.37  per share)                          --             -   (1,097,742)           -           --   (1,097,742)
Issuance of shares under Stock Option Program                 97        55,833             -           -           --        55,930

                                                      ------------------------------------------------------------------------------
Balance at September 30, 2003                            $30,308   $17,241,143    $5,130,917   ($98,349)   ($132,954)   $22,171,065
                                                      ==============================================================================


See notes to consolidated financial statements

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                             2003                  2002
                                                                                      -----------------     -----------------
Cash flows from Operating Activities:
Net Income                                                                                   $2,342,346            $2,515,157
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                    471,065               292,500
   Depreciation and amortization                                                                220,128               207,186
   Accretion of loan discounts and fees                                                        (177,801)             (173,589)
   Net premium amortization/discount (accretion) on investment securities                        70,392                16,810
   (Increase) decrease in other assets                                                          356,185              (565,906)
   Increase in other liabilities                                                                    522                66,560
                                                                                      -----------------     -----------------
       Net cash provided by operating activities                                              3,282,837             2,358,718
                                                                                      -----------------     -----------------

Cash flows from Investing Activities:
Proceeds from maturities of investment securities held to maturity                           11,000,000             1,000,000
Proceeds from maturities of investment securities available for sale                         18,500,000             7,000,000
Proceeds from repayment of mortgage-backed securities held to maturity                        1,416,886                    --
Proceeds from repayment of mortgage-backed securities available for sale                      1,892,095               685,996
Proceeds from the sale of investment securities available for sale                            1,000,000                    --
Purchase of investment securities available for sale                                        (36,599,870)           (6,988,612)
Purchase of investment securities held to maturity                                          (16,499,375)           (3,500,000)
Net increase in interest-bearing deposits in other banks                                    (20,991,401)              (25,401)
Net decrease (increase) in loans                                                              6,914,222            (7,914,077)
Purchase of bank premises and equipment                                                        (496,357)              (40,517)
       Net cash used in investing activities                                                (33,863,800)           (9,782,611)
                                                                                      -----------------     -----------------

Cash flows from Financing Activities:
Net increase in transaction and savings deposits                                             22,874,057            20,256,386
Net decrease in time deposits                                                                (6,766,640)           (7,940,044)
Net (decrease) increase  in short-term borrowings                                            (1,005,512)            3,057,072
Proceeds from FHLB Advances                                                                  10,000,000                   --
Payments on long-term debt                                                                     (469,685)              (63,393)
Proceeds from issuance of common stock, net of expenses                                          55,930                11,813
Cash dividends paid to common stockholders                                                   (1,097,742)             (969,547)
                                                                                      -----------------     -----------------
       Net cash provided by financing activities                                             23,590,408            14,352,287
                                                                                      -----------------     -----------------
       Net increase (decrease) in cash and cash equivalents                                  (6,990,555)            6,928,394
Cash and cash equivalents at beginning of year                                               15,976,161             9,771,711
                                                                                      -----------------     -----------------
Cash and cash equivalents at end of period                                                   $8,985,606           $16,700,105
                                                                                      =================     =================

Supplementary disclosures:
   Interest paid on deposits and borrowings                                                  $1,495,010            $2,019,057
                                                                                      =================     =================
   Income taxes paid                                                                         $1,020,000            $1,780,000
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

The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States, the instructions for Form 10-QSB, and Regulation S-B. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2002, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company's 2002 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended
September 30, 2003 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassifications may have been made to amounts previously reported in 2002 to conform with the 2003 presentation.

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

                                          For the 3 months                      For the 9 months
                                         ended September 30                     ended September 30
                                    ------------------------------       -------------------------------
                                        2003              2002               2003              2002
                                    ------------      ------------        -----------      -------------
Basic EPS weighted average shares
outstanding                            3,010,793         3,001,957          3,007,993          3,001,750
Dilutive effect of stock options          13,927            16,027             15,285             17,531
                                    ------------      ------------        -----------      -------------
Diluted EPS weighted average shares
outstanding                            3,024,720         3,017,984          3,023,278          3,019,281
                                    ============      ============        ===========      =============

No adjustments were made to net income in the computation of earnings per share for either of the periods presented.

5.     Stock-Based Compensation Plans

During 2002, the Company adopted the disclosure provisions only of FASB Statement No. 148 "Accounting for Stock-Based Compensation." The Company
continues to account for grants under its stock option plans based on the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recorded equal to the difference between the quoted market price of the underlying common stock on the date of grant and the exercise price.
                                       -5-

The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards. (The method described in FASB Statement No. 123, Accounting for Stock Based Compensation.)


                                          For the 3 months                       For the 9 months
                                         ended September 30                     ended September 30
                                    -----------------------------        -------------------------------
                                               (Dollars in thousands, except per share data)
                                        2003              2002               2003              2002
                                    ------------      ------------       -------------     -------------
Net income as reported                       809               874               2,342             2,515
Deduct total stock based compensation         --
expense determined under fair value
based method, net of related tax effects                       (3)                  --               (7)
                                    ------------      ------------       -------------     -------------
Pro forma net income                         809               871               2,342             2,508
                                    ============      ============       =============     =============
Basic earnings per share as reported       $0.27             $0.29               $0.78             $0.84
Basic earnings per share pro forma         $0.27             $0.29               $0.78             $0.84
Diluted earning per share, as reported     $0.27             $0.29               $0.78             $0.83
Diluted earnings per share, pro forma      $0.27             $0.29               $0.78             $0.83



6.     Long-term debt

The Bank maintains a $11,600,000 line of credit with the Federal Home Loan Bank ("FHLB") collateralized with a blanket floating lien on first real estate mortgages and commercial real estate loans. In March 2003, the Bank borrowed $10,000,000 from the FHLB at terms ranging from 18 months to 5 years at an average rate of 2.71%. In addition, the Bank has a FHLB advance with a balance of $654,000 at September 30, 2003 that matures in December 2008, at a fixed rate of 6.95% that was borrowed in 1996 and is collateralized by first real estate mortgages. Additional advances are available in excess of the line of credit and would require the pledging of additional qualifying assets. At September 30, 2003, the Bank has sufficient collateral to borrow an additional $16,970,000 from the FHLB.



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

Overview

The Company reported net income for the three months ended September 30, 2003 of $809,000, or $0.27 per share diluted, for an annualized return on average assets of 1.47% and an annualized return on average equity of 14.53%. Net income for the third quarter of 2003 decreased 7.4%, as compared to the same quarter in 2002. Net income for the three months ended September 30, 2002 was $874,000 or $0.29 per share diluted, with a return on average assets of 1.79% and a return on average equity of 16.97%.

The Company reported net income for the first nine months of 2003 of $2,342,000, or $0.78 per share diluted, for an annualized return on average assets of 1.50% and an annualized return on average equity of 14.30%. Net income for the first nine months of the current year decreased $173,000 or 6.9%, as compared to the same period in 2002. Net income for the nine months ended September 30, 2002 was $2,515,000 or $0.83 per share diluted, with a return on average assets of 1.81% and a return on average equity of 16.99%. The decrease in net income in 2003 compared to 2002, was attributable to a 60.8% increase in the provision for loan losses of $178,000 to a total of $471,000, combined with an increase of 9.4% in noninterest expense of $420,000 to a total of $4,891,000. The key components of net income are discussed in the following paragraphs.


Net Interest Income

Net interest income, which is the sum of interest received and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income decreased by $18,000, or 0.70%, to $2,590,000 for the three months ended September 30, 2003, as compared to $2,608,000 for the third quarter of 2002. The Company has experienced net interest margin compression as many other banks have experienced in the low interest rate environment. The overall decrease in yields was due to the decrease in market interest rates to historically low levels. Interest income produced by the growth in earning assets was offset by lower yields on new and repricing assets. The active repricing of our deposits lessened the impact of the reduction in asset yields on the net interest margin. Average earning assets increased by 12.7% or $23,426,000 to a total of $208,431,000, as compared to the average of $185,005,000 for the three months ended September 30, 2002. The yield on average earning assets was 5.94%, a decrease of 103 basis points from the yield of 6.97% for the third quarter of 2002. In addition, the increase in nonaccrual loans to $3,940,000 from $3,293,000, during the third quarter of 2003, as compared to the second quarter of 2003, also contributed to the decline in the yield on loans of approximately 17 basis points. Average interest bearing liabilities during the third quarter of 2003 were $144,525,000, an increase of $18,999,000, or 15.1%, as compared to the average of $125,526,000 for the third quarter of 2002. The cost of funds was 1.45%, a decrease of 58 basis points from a cost of 2.03% for the third quarter of 2002 The net interest margin (net interest income as a percentage of average interest-earning assets) was 4.93% for the third quarter of 2003, as compared to 5.59% for the same period in 2002, a decrease of 66 basis points. The net interest spread (the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities) was 4.49% for the third quarter of 2003, as compared to 4.94% for the third quarter of 2002, a decrease of 45 basis points.


In contrast to the third quarter of 2003 reported above, the net interest income for the first nine months of 2003 increased by $193,000, or 2.6%, reflecting the increase in average earning assets. Net interest income totaled $7,727,000, as compared to $7,534,000 for the same period in 2002. Average earning assets during the first nine months of 2003 were $199,005,000, an increase of $21,156,000, or 11.9%, over the same period in 2002. Earning assets were funded with a 15.1% increase in the Company's average interest-bearing liabilities of which $9,602,000 reflected an increase in average deposits, while the average increase in borrowings was $8,483,000. The improvement in net interest income was the result of the increase in net average earning assets combined with the decrease in the cost of interest-bearing liabilities. The net interest spread was 4.72% and the net interest margin was 5.19% for the first nine months of 2003, reflecting a decrease of 22 basis points in net interest spread and a decrease of 47 basis points in net interest margin, compared to the same period in 2002.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the third quarter and year-to-date periods of 2003 and 2002 are presented on a comparative basis in the following tables.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
             For the Three Months Ended September 30, 2003 and 2002
                             (Dollars in Thousands)


                                                      2003                                     2002
                                        -----------------------------------    -------------------------------------
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
       Loans (a)                           $149,008      $2,634       7.01%       $142,880        $2,824        7.84%
       Investment securities                 41,023         444       4.29%         27,321           365        5.30%
       Federal funds sold                     8,835          19       0.85%          9,761            39        1.59%
       Interest-bearing bank balances         9,565          23       0.95%          5,043            23        1.81%
                                        ----------- -----------                -----------  ------------
            Total earnings assets           208,431       3,120       5.94%        185,005         3,251        6.97%
                                        ----------- -----------                -----------  ------------
       Allowance for loan losses             (2,344)                                (2,114)
       Cash and due from banks                7,186                                  7,409
       Other assets                           4,657                                  3,525
            Total assets                   $217,930                               $193,825
                                        ===========                            ===========

Liabilities and Stockholders' Equity
       Savings, NOW and money market        $79,935         196       0.97%        $66,695           256        1.52%
       Certificates of deposit               47,481         244       2.04%         52,068           347        2.64%
       Customer repurchase agreements         6,710          12       0.71%          6,002            27        1.78%
       Long- term debt                       10,399          78       2.98%            761            13        7.02%
            Total interest-bearing
             liabilities                    144,525         530       1.45%        125,526           643        2.03%
                                        ----------- -----------                -----------   -----------
       Noninterest bearing deposits          50,037                                 46,872
       Other liabilities                      1,269                                    982
       Stockholders' equity                  22,099                                 20,445
            Total liabilities and
             stockholer equity             $217,930                               $193,825
                                        ===========                            ===========

Net interest income                                      $2,590                                   $2,608
                                                    ===========                             ============
Net interest spread                                                   4.49%                                     4.94%
Net interest margin                                                   4.93%                                     5.59%



a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
              For the Nine Months Ended September 30, 2003 and 2002
                             (Dollars in Thousands)


                                                       2003                                     2002
                                        -----------------------------------    --------------------------------------
                                                     Interest                                 Interest
                                          Average     Income/     Average        Average      Income/       Average
                                         Balances     Expense      Rates        Balances      Expense        Rates
                                        ----------- ----------- -----------    -----------  ------------  -----------
Assets
       Loans (a)                           $151,388      $8,101       7.15%       $140,449        $8,303        7.90%
       Investment securities                 32,396       1,108       4.57%         25,863         1,070        5.53%
       Federal funds sold                     7,906          60       1.01%          6,871            83        1.62%
       Interest-bearing bank balances         7,315          58       1.06%          4,666            64        1.83%
                                        ----------- -----------                -----------  ------------
            Total earnings assets           199,005       9,327       6.27%        177,849         9,520        7.16%
                                        ----------- -----------                -----------  ------------
       Allowance for loan losses            (2,356)                                (2,025)
       Cash and due from banks                7,456                                  6,916
       Other assets                           4,595                                  3,534
            Total assets                   $208,700                               $186,274
                                        ===========                            ===========

Liabilities and Stockholders' Equity
       Savings, NOW and money market        $74,895         596       1.06%        $60,022  653                 1.45%
       Certificates of deposit               48,511         787       2.17%         53,782         1,226        3.05%
       Customer repurchase agreements         6,731          40       0.79%          5,179            66        1.70%
       Long- term debt                        7,712         177       3.06%            781            41        6.98%
            Total interest-bearing
             liabilities                    137,849       1,600       1.55%        119,764         1,986        2.22%
                                        ----------- -----------                -----------  ------------
       Noninterest bearing deposits          47,513                                 45,645
       Other liabilities                      1,431                                  1,071
       Stockholders' equity                  21,907                                 19,794
            Total liabilities and
             stockholders' equity          $208,700                               $186,274
                                        ===========                            ===========

Net interest income                                      $7,727                                   $7,534
                                                    ===========                             ============
Net interest spread                                                   4.72%                                     4.94%
Net interest margin                                                   5.19%                                     5.66%


a) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Noninterest Income

Total noninterest income increased 14.1% in the third quarter of 2003 to $533,000 from $467,000 for the third quarter of 2002. Service charges on deposit accounts totaled $420,000, an increase of $7,000 for the third quarter of 2003, as compared to $413,000 for the same period last year. The sale of an investment security resulted in a gain on sale of $41,000, and the sale of the guaranteed portion of an SBA loan resulted in a gain of $34,000.

Total noninterest income for the nine months ended September 30, 2003 was $1,531,000, an increase of $103,000, compared to $1,428,000 for the same period in 2002. Growth in deposits and related activities resulted in an increase in service charges on deposit of $43,000 or 3.5% to a total of $1,264,000, compared the total of $1,221,000 for the first nine months of 2002. Other income totaled $197,000, a decrease of $11,000, as compared to the same period in 2002. Other income included a $83,000 gain on the sale of the guaranteed portion of SBA loans in 2003, as compared to $68,000 in 2002. The sale of investment securities resulted in a gain of $70,000 in 2003.

Noninterest Expense

Total noninterest expense for the third quarter of 2003 increased $179,000 or 11.8% to $1,691,000, as compared $1,512,000 for the third quarter of 2002. The increase in noninterest costs combined with the reduction in income for the quarter resulted in a decline in the efficiency ratio to 54.1%, as compared to 49.2% for the same quarter in 2002. Salaries and benefits have increased by $90,000 to a total of $830,000, as a result of additional staff and the related cost of benefits. Occupancy and equipment expense increased by $32,000 to $342,000 for the third quarter of 2003, due to deferred rent on leased office space and the costs associated with opening a new branch office. Professional fees increased by $7,000 to a total of $68,000, compared to the third quarter of 2002, as a result an increase in legal fees. Data processing fees increased by $11,000 as a result of opening a new branch office and an increase in maintenance fees. Other operating expense increased by $39,000, partially due to an additional Board of Directors meeting held in the third quarter of 2003 and an increase in sales and use tax related to new branch office purchases.

Total noninterest expense for the nine months ended September 30, 2003 increased $420,000 or 9.4% to $4,891,000, as compared $4,471,000 for the same period in
2002. The Company's efficiency ratio was 52.8% for the first nine months of 2003, up from the ratio of 49.9% reported for the same period in 2002. Salaries and benefits increased $269,000 to a total of $2,434,000 or 12.4% compared to the same period last year, due to additional staff and the increase in medical insurance and other related cost of benefits. Occupancy and equipment expense increased by $41,000 to $945,000, as a result of opening a new branch office and the recognition of deferred rent on leased office space. Data processing fees increased $18,000 to $337,000, due to the new branch office and additional software maintenance costs. Professional fees totaled $186,000 and was $18,000 greater than the first nine months of 2002, as a result of a higher level of legal fees. Other operating expense increased by $72,000 to $988,000, as compared to the same period in 2002, due to an increase in a variety of costs associated with our status as a public company, as well as, an increase in supplies, charitable contributions, sales and use tax and an increase in courier expense.

Income Tax Expense

Income tax expense for the three months ended September 30, 2003 decreased $50,000 to $533,000, compared to the third quarter of 2002, due to the decrease in pretax income. The Company's effective tax rate for the third quarter of 2003 was 39.7%, as compared to 40.0% for the third quarter of 2002.

Income tax expense for the nine months ended September 30, 2003 decreased $130,000 to $1,553,000, compared to the same period in 2002, as a result of the decrease in pretax income. The Company's effective tax rate for was 39.9%, as compared to 40.1% for the same period in 2002.


Financial Condition

Overview

Total assets increased to $230,562,000 at September 30, 2003 from $204,950,000 at December 31, 2002, an increase of $25,612,000 or 12.5%. The increase in assets was attributable to an increase of $20,991,000 in interest-bearing deposits in other banks and $18,679,000 in investment securities. Total loans decreased by $7,107,000, compared to December 31, 2002. Total deposits increased $16,107,000 and long-term debt increased $9,530,000, compared to the prior year end. Total shareholders' equity increased 4.6% to $22,171,000 from December 31, 2002. The book value per share of common stock issued and outstanding at September 30, 2003 was $7.36, as compared to $7.05 at December 31, 2002.

Loans

The loan portfolio at September 30, 2003 decreased 4.5% to $149,430,000, compared to $156,536,000 at December 31, 2002. Commercial real estate secured loans grew 4.7% or $4,843,000, compared to the prior year end. Commercial loans decreased 42.0% or $11,936,000, compared to the balance at December 31, 2002, as a result of prepayments in excess of new loans added to the portfolio. The guaranteed portion of SBA loans totaling $338,000 were sold this quarter.

Investment securities

Total investment securities increased by $18,679,000 or 70.4% to $45,224,000 at September 30, 2003 from $26,545,000 at December 31, 2002. Available-for-sale investment securities purchased during this period totaled $36,600,000 and purchases of investment securities classified as hold-to-maturity totaled $16,499,000. Matured or called investments classified as available-for- sale totaled $18,500,000 and hold-to-maturity investment securities totaled $11,000,000. Sales of investment securities totaled $1,000,000 for a gain on sale of $70,000. Principal repayments on mortgage-backed investment securities were $3,309,000. The market value on the available-for-sale portfolio decreased by $541,000 to a balance of $(224,000) at September 30, 2003, compared to the balance at December 31, 2002, due to the overall decline in bond yields during the third quarter of 2003, as a result of the steepening of the yield curve.

Short-term investments

Short term investments consisting of federal funds sold and interest bearing deposits in banks increased $13,313,000 at September 30, 2003 to a total of $25,268,000, compared to December 31, 2002. The overall increase in short-term investments was attributable to cash flows from new deposits, the repayment of loans and the proceeds from FHLB advances.

Deposits

Total deposits increased by $16,107,000 to $190,876,000 at September 30, 2003 from the December 31, 2002 balance of $174,768,000. Total demand deposits were $67,740,000,compared to $46,890,000 at December 31, 2002, an increase of $20,850,000, or 44.5%. Interest-bearing deposits decreased 3.7% or $4,742,000 to $123,136,000, compared to the prior year end.

Short-term borrowings

Short-term borrowings consisting entirely of repurchase agreements decreased $1,006,000 or 13.8% to $6,307,000 at September 30, 2003 from the December 31,
2002 balance of $7,313,000, as a result of normal fluctuations in the balances of the Bank's large corporate customers.

Long-term debt

Long-term debt consisting of Federal Home Loan Bank advances increased $9,530,000 to $10,254,000 from the prior year-end, as a result of borrowings in the first quarter of 2003 totaling $10,000,000, for liquidity purposes. Terms on the FHLB advances range from 18 months to five years at an average interest rate of 2.71%.

Stockholders' equity

Stockholders' equity at September 30, 2003 was $22,171,000, an increase of $979,000 or 4.6% from the December 31, 2002 balance of $21,192,000. The increase was primarily attributable to net income for the period of $2,342,000, less the dividends paid on the Company's common stock totaling $1,098,000. The dividends paid in 2003 increased 13.2%, compared to the same period in 2002.


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

The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management's on-going evaluation. The balance of the allowance for loan losses was $2,397,000 or 1.60% of total loans at September 30, 2003 and $2,297,000 or 1.47% of total loans at December 31, 2002. The provision for loan losses was $90,000 for the third quarter of 2003, compared to $105,000 for the third quarter of 2002. For the first nine months of 2003, the provision for loan losses was $471,000, compared to $293,000 for the same period in 2002. The increase in the provision is intended to address known and inherent losses that are both probable and estimable at September 30 ,2003. The weak economic environment has adversely impacted the cash flows of some of our small commercial and commercial real estate borrowers, and as a result the Company has experienced an increase in nonperforming loans since year-end. Loans charged off in 2003 totaled $403,000 and consisted of commercial and SBA nonperforming loans. Recoveries on charged-off loans totaled $32,000 in 2003, with significant recoveries expected before year-end. While historical losses have been modest, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at September 30, 2003 is adequate given past experience and the underlying concerns surrounding the Company's loan portfolio.

The following table is an analysis of the allocation for loan losses by categories as of September 30, 2003 and December 31, 2002.

                    Allocation of Allowances for Loan Losses
         For the Periods Ended September 30, 2003 and December 31, 2002

                                     September 30, 2003                  December 31, 2002
                              --------------------------------    -------------------------------
                                                  % of Loans                         % of Loans
                                 Reserve           to Total          Reserve          to Total
                                  Amount            Loans            Amount            Loans
                              --------------    --------------    -------------    --------------
                                                     (Dollars in Thousands)
Commercial                              $844             16.7%             $817             23.1%
Real estate - secured                  1,543             82.4%            1,361             76.2%
Installment                               10              0.9%               13              0.7%
Unallocated                               --                --              106                --
   Total loans                        $2,397            100.0%           $2,297            100.0%
                              ==============    ==============    =============    ==============


The following table summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2003 and 2002.


                Changes in the Allowance for Loans Losses for the
                  Nine Months Ended September 30, 2003 and 2002
                             (Dollars in thousands)

                                                     2003             2002
                                                 ------------     ------------
Balance at January 1                                   $2,297           $1,911
                                                 ------------     ------------
Provision for loan losses                                 471              293
                                                 ------------     ------------
Recoveries:
                Commercial                                 22                6
                Installment to individuals                 10               --
        Credit card                                        --                3
                                                 ------------     ------------
                Total recoveries                           32                9
                                                 ------------     ------------
Charge-offs:
                Commercial                              (399)             (33)
                Installment to individuals                (4)             (14)
        Credit card                                        --              (1)
                                                 ------------     ------------
                         Total charge-offs              (403)             (48)
                                                 ------------     ------------
Net charge-offs                                         (371)             (39)
                                                 ------------     ------------
Balance at end of period                               $2,397           $2,165
                                                 ============     ============

Ratio of net charge-offs to average total loans         0.25%            0.03%
Average total loans outstanding during the year      $151,388         $140,449

                                      -12-

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. There were no loans 90 days past due on September 30, 2003. Nonperforming loans at September 30, 2003 were
$3,940,000, with balances of $1,957,000 guaranteed by the SBA. Nonperforming loans at December 31, 2002 were $460,000, with balances of $295,000 guaranteed by the SBA. The significant increase in nonperforming loans since year-end is reflective of the weak regional economy that has contributed to the decline in credit quality of some of the Company's borrowers. The increase reflected loans secured by commercial business collateral of which the largest loan had a balance of $525,000 at September 30, 2003 and three loans secured with commercial real estate of which the largest loan had a balance of $356,000. Management is committed to strengthening credit administration and managing the nonperforming assets.

The following table presents a breakdown of nonperforming assets by category, at September 30, 2003 and December 31, 2002.

                        Analysis of Nonperforming Assets
                    September 30, 2003 and December 31, 2002
                             (Dollars in thousands)


                                                             2003                    2002
                                                            ------                  -------
Nonaccrual loans:
Commercial                                                      $2,954                $460
Commercial real estate                                             924                  --
Installment personal                                                62                  --
      Total nonaccrual loans                                    $3,940                 460
                                                        --------------       -------------
Past due loans:
Commercial                                                          --                  --
      Total nonperforming assets                                $3,940                $460
                                                        ==============       =============

Nonperforming assets exclusive of SBA guarantee                 $1,983                $165
Nonperforming assets to gross loans                              2.64%               0.29%
Nonperforming assets to total assets                             1.71%               0.22%
Allowance for loan losses to nonperforming assets                  61%                500%



Loans classified as monitored credits, which are not reported in the preceding table, totaled $7,652,000 and $3,468,000 at September 30, 2003 and December 31, 2002 respectively. The balances of classified credits guaranteed by the SBA or with cash collateral totaled $2,188,000 and $1,989,000 at June 30, 2003 and December 31, 2002, respectively. Classified loans are subject to management's attention and their classification is reviewed on a quarterly or more frequent basis.

Liquidity and Capital Resources

Liquidity

Principal sources of liquidity are cash, cash equivalents, and short term investments. Liquid assets totaled $33,463,000 or 14.5% of total assets at September 30, 2003, as compared to $19,463,000 or 9.5% of total assets at December 31, 2002. The Company has additional sources of liquidity available through unpledged investment securities available-for-sale totaling $18,157,000, and unsecured lines of credit available from correspondent banks, which can provide up to $11,000,000, as well as, a credit facility through its membership in the Federal Home Loan Bank of Atlanta ("FHLB").


Capital Resources

The following table presents the capital position of the Company and the Bank relative to their various minimum statutory and regulatory capital requirements at September 30, 2003 and December 31, 2002. Both the Company and the Bank continue to be considered "well capitalized" and exceed the regulatory guidelines.



                                                  Actual                   Minimum Capital            Minimum To Be Well
                                                                            Requirements              Capitalized Under
                                                                                                      Prompt Corrective
                                                                                                      Action Provisions
                                        --------------------------    -------------------------    ------------------------
                                          Amount          Ratio         Amount         Ratio         Amount        Ratio
                                        -----------    -----------    ----------    -----------    ----------    ----------
                                                                       (Dollars in Thousands)

September 30, 2003:
Total Capital to Risk Weighted Assets:
              Consolidated                  $24,504         13.92%       $14,080          8.00%            N/A          N/A
              Bank                           24,282         13.81%        14,062          8.00%        17,577        10.00%

Tier 1 Capital to Risk Weighted Assets:
              Consolidated                   22,304         12.67%         7,040          4.00%           N/A           N/A
              Bank                           21,832         12.42%         7,031          4.00%        10,546         6.00%

Leverage Ratio:
              Consolidated                   22,304         10.23%         8,717          4.00%           N/A           N/A
              Bank                           21,832         10.02%         8,717          4.00%        10,896         5.00%

December 31, 2002:
Total Capital to Risk Weighted Assets:
              Consolidated                  $23,171         13.37%       $13,882          8.00%            N/A          N/A
              Bank                           23,009         13.26%        13,961          8.00%        17,326        10.00%

Tier 1 Capital to Risk Weighted Assets:
              Consolidated                   21,003         12.12%         6,941          4.00%           N/A           N/A
              Bank                           20,592         11.87%         6,930          4.00%        10,396         6.00%

Leverage Ratio:
              Consolidated                   21,003         10.42%         8,063          4.00%           N/A           N/A
              Bank                           20,592         10.22%         8,061          4.00%        10,076         5.00%


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

              (a) Exhibits-

                   Exhibit 31.1     Certification of the Chief Executive Officer

                   Exhibit 31.2     Certification of the Chief Financial Officer

                   Exhibit 32       Certification of Chief Executive Officer
                                     and Chief Financial Officer

              (b) Reports on From 8-K-

                         The Company filed a Form 8-K on October 31, 2003 to report that the Company had issued a press release announcing earnings for the three and nine months periods ending September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ABIGAIL ADAMS NATIONAL BANCORP, INC.

                                               Registrant


Date: November 12, 2003                    /s/ Jeanne D. Hubbard
     ------------------                      ----------------------------------
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



Date: November 12, 2003                /s/ Jeanne D. Hubbard
      -----------------                   ---------------------
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




Date: November 12, 2003                      /s/ Karen E. Troutman
      -----------------                         ---------------------
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


Date: November 12, 2003                    /s/ Jeanne D. Hubbard
     ------------------                    --------------------------------
                                               Jeanne D. Hubbard
                                               Chief Executive Officer


Date: November 12, 2003                    /s/ Karen E. Troutman
     -------------------                   --------------------------------
                                               Karen E. Troutman
                                               Chief Financial Officer