Form 10-K
period 2003-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2004-03-26
CIK 356809

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-10971

ABIGAIL ADAMS NATIONAL BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1508198
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1130 Connecticut Avenue, NW, Washington, DC	20036
(Address of Principal Executive Offices)	(Zip Code)

(202) 772-3600
(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange
Act of 1934).  YES  ☐    NO  ☒

As of June 30, 2003, there were issued and outstanding 3,007,811 shares of the Registrant’s Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock ($17.64) as of June 30, 2003 was $38.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the year ended December 31, 2003 (Parts II and IV).

2. Sections of the Proxy Statement for the 2004 Annual Meeting of Stockholders (Parts I and III).

PART I

Item 1. Description of Business

General

Abigail Adams National Bancorp, Inc. (the “Company”) is a Delaware-chartered bank holding company which conducts business through its wholly-owned bank subsidiary, The Adams National Bank (the “Bank”). The Bank serves the nation’s capital through six full-service offices located in Washington, D.C. and Maryland. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Bank is regulated by the Office of the Comptroller of the Currency. The Company’s assets consist primarily of its ownership in the shares of the Bank’s common stock and cash it receives from the Bank in the form of dividends or other capital distributions. At December 31, 2003, the Company had consolidated assets of $231,906,000, deposits of $192,756,000 and stockholders’ equity of $22,875,000. The Bank exceeds all applicable regulatory capital requirements. See “Supervision and Regulation.”

The Bank was founded in 1977 as a national bank. Its deposits are federally insured to the maximum amount permitted by law.

The executive office of both the Company and the Bank is located at 1130 Connecticut Avenue, N.W., Washington, D.C. 20036. The telephone number is (202) 772-3600.

Market Area

The Bank draws most of its customer deposits and conducts most of its lending activities from and within the Washington, D.C. metropolitan region, including suburban Virginia and Maryland. The nation’s capital attracts a significant number of businesses of all sizes, professional corporations and national nonprofit organizations. The Bank actively solicits banking relationships with these firms and organizations, as well as their professional staff, and with the significant population of high net worth individuals who live and work in the region.

Services of the Bank

The Bank is a community-oriented financial institution offering a full range of banking services to its customers. The Bank attracts deposits from the general public and historically has used such deposits, together with other funds to provide a broad level of commercial and retail banking services in Washington, D.C. and the surrounding communities.

The services offered by the Bank can be broadly characterized as being commercial or retail in nature. Commercial services offered by the Bank include offering a variety of commercial real estate and commercial business loans, cash management services, letters of credit and collateralized repurchase agreements. Commercial business loans are typically made on a secured basis to corporations, partnerships and individual businesses. To a lesser extent, the Bank offers consumer loans to its retail customers. The Bank’s retail banking services also include offering a variety of deposit account products including transaction accounts, money market accounts, certificates of deposit and Individual Retirement Accounts. The Bank uses funds it has on hand, as well as borrowings, in order to fund its lending and investment activities.

The Bank has automated teller machine access to the STAR, AMEX, PLUS and CIRRUS systems. The Bank offers its customers traditional on-line banking services and 24 hour telephone banking.

Lending Activities

The Bank provides a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofit organizations and other organizations. These services include, but are not limited to, commercial business loans, commercial real estate loans, renovation and mortgage loans, SBA loans, loan participations, consumer loans, revolving lines of credit and letters of credit. Consumer lending primarily consists of personal loans made on a direct, secured basis. Real estate loans are originated primarily for commercial purposes. To a lesser extent, the Bank originates construction loans. The Bank offers loans which have fixed rates, as well as loans with rates which adjust periodically. At December 31, 2003, approximately $62 million or 39% of the Bank’s total loan portfolio consisted of loans with adjustable rates.

The Bank provides financing to nonprofit organizations for construction and renovation of local headquarters, working capital lines of credit and equipment financing. Current nonprofit customers of the Bank include organizations which focus on issues relating to children’s rights, community housing, education and health care. At December 31, 2003, commercial and real estate loans to these customers totaled $3.6 million.

Commercial and real estate lending is performed by the Bank’s Lending Division, which is comprised of eight loan officers. The loan support staff includes the Loan Operations’ and Administration staff of nine, who are responsible for preparing loan documents, recording and processing new loans and loan payments, ensuring compliance with regulatory requirements, and working with the Lending Division, in order to ensure the timely receipt of all initial and ongoing loan documentation and the prompt reporting of any exceptions. Credit analysis on loans is performed by the individual loan officers, using a credit analysis computer program, which provides not only the flexibility necessary to analyze loans but also the structure to ensure that all documentation requirements are appropriately met.

Policies and procedures have been established by the Bank to promote safe and sound lending. Loan officers have individual lending authorities based on the individual’s seniority and experience. Loans in excess of individual officers’ lending limits are presented to the Officers’ Loan Committee (“OLC”), which meets weekly, and is comprised of all loan officers and the President of the Bank. The President of the Bank has authority to approve unsecured loans up to $250,000 and secured loans up to $500,000. The OLC has authority to approve unsecured loans up to $500,000 and secured loans up to $1,000,000. Loans over $500,000 on an unsecured basis and over $1,000,000 on a secured basis are brought to the Directors’ Loan Committee (“DLC”), which meets approximately twice per month. The DLC is comprised of six outside directors. In addition to approving new loans, these Committees approve renewals, modifications and extensions of existing loans and review past due problem loans.

Loan Portfolio Composition. The following information concerning the composition of the Bank’s loan portfolio in dollar amounts is presented (before deductions for allowances for losses) as of the dates indicated.

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Commercial business	$31,979	$36,300	$32,707	$34,427	$28,646
Real estate:
Commercial mortgage	81,001	80,674	77,279	55,214	50,752
Residential mortgage	34,184	34,736	23,765	20,320	20,991
Construction and land development	8,529	4,185	3,194	7,135	6,540
Consumer	659	979	1,394	1,527	2,135

Total loans	156,352	156,874	138,339	118,623	109,064
Less: net deferred loan fees	(318)	(338)	(278)	(183)	(241)

Total, net	$156,034	$156,536	$138,061	$118,440	$108,823

For further information regarding the Bank’s loan portfolio composition, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition” in the Annual Report to Shareholders and Note 4 to the Notes to the Consolidated Financial Statements.

Commercial Business Lending

The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one year to five years. These loans often require that borrowers maintain certain levels of deposits with the Bank as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 2003, commercial loans totaled $31,979,000, the largest of which had a principal balance of $2,452,000. This loan is secured by a lien on all business assets, including accounts receivable, and at December 31, 2003 was performing in accordance with its terms.

The Bank also offers Small Business Administration (“SBA”) -guaranteed loans, which provide better terms and more flexible repayment schedules than conventional financing. SBA loans are guaranteed up to a maximum of 85% of the loan’s balance. As lending requirements of small businesses grow to exceed the Bank’s lending limit, the Bank has the ability to sell participations in these larger loans to other financial institutions. The Bank believes that such participations will help to preserve lending relationships while providing a high level of customer service. At December 31, 2003, SBA-guaranteed loans totaled $7,909,000.

Real Estate Lending

At December 31, 2003, the Bank’s real estate loan portfolio consisted of commercial real estate mortgages totaling $81,001,000, and residential real estate mortgages totaling $34,184,000. Commercial real estate loans are generally for terms of five years and amortize over a 15- and 25-year period. Commercial real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. In underwriting commercial real estate loans, the Bank considers the borrower’s overall creditworthiness and capacity to service debt, secondary sources or repayment and any additional collateral or credit enhancements. Our largest commercial real estate loan had a principal balance of $2,925,000 at December 31, 2003 and was secured by first deed of trust. At December 31, 2003 this loan was performing in accordance with its terms.

Residential real estate loans are generally for terms of five years and amortize over a 25 year period. Residential real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. Our largest residential real estate loan had a principal balance of $673,000 at December 31, 2003. At December 31, 2003 this loan was performing in accordance with its terms. The underwriting for a residential real estate loan is the same as for a commercial real estate loan as stated above.

The majority of the $8,529,000 in construction and land development loans at December 31, 2003 are primarily for construction and renovation of commercial real estate properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending involves significant additional risks, as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers. The payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Bank limits the aggregate amount of outstanding construction loans, and generally makes such loans only in its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank’s current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Bank also obtains appraisals on each property in accordance with applicable regulations.

Consumer Lending

The Bank’s consumer lending includes loans for motor vehicles, and small personal credit lines. Consumer loans generally involve more risk than residential real estate mortgage and commercial real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower’s continuing financial stability. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Bank considers the borrower’s credit history, an analysis of the borrower’s income, expenses and ability to repay the loan and the value of the collateral. At December 31, 2003, consumer loans totaled $659,000.

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

Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 2003, the Bank had nonperforming loans of $2,873,000 and a ratio of nonperforming loans to total assets of 1.2%.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, including among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and valuation of other real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2003, the total allowance was $2,119,000, which amounted to 1.4% of total loans and 74% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses.

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans
	(Dollars in thousands)
Balance at end of period applicable to:
Commercial business	$740	20.5%	$817	23.1%	$673	23.7%	$602	42.6%	$455	38.1%
Real estate-mortgages	1,372	79.1	1,361	76.2	1,155	75.3	942	55.8	634	55.5
Consumer	7	0.4	13	0.7	34	1.0	66	1.6	21	6.4
Unallocated	—	—	106	—	49	—	44	—	27	—

Total allowance for loan losses	$2,119	100.0%	$2,297	100.0%	$1,911	100.0%	$1,654	100.0%	$1,137	100.0%

For the year ended December 31, 2003, gross interest income which would have been recorded had the nonaccruing loans of $2,873,000 been current in accordance with their original terms amounted to $279,000. The amounts that were included in interest income on such loans was $97,000 for the year ended December 31, 2003. As of December 31, 2003, the Bank does not have any loans which are not disclosed in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans. For further information regarding the Bank’s allowance for loan losses and asset quality see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality” in the Annual Report to Shareholders and Note 4 to the Notes to the Consolidated Financial Statements.

Investment Activities

The Bank’s investment portfolio consists of obligations of U.S. Government agencies and corporations, mortgage-backed securities, and equity securities. At December 31, 2003, investments totaled $44,418,000 of which $30,457,000 were classified as available for sale. Total investment securities classified as held to maturity were $13,961,000 at December 31, 2003. For further information regarding the Bank’s investments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Investments” in the Annual Report to Shareholders and Note 3 to the Notes to the Consolidated Financial Statements.

Investment Portfolio. The following tables set forth the carrying value of our investments at the dates indicated. At December 31, 2003, the market value of our investment securities was approximately $44.4 million.

	At December 31,
	2003	2002	2001
	(In Thousands)
U.S. Government and agency obligations	$23,390	$15,605	$18,988
Mortgage-backed securities	10,282	6,991	2,081
Marketable equity securities	10,746	3,949	3,344
Interest-earning deposits	10,131	3,486	4,328

Total investments	$54,549	$30,031	$28,741

Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and terms. The flow of deposits is influenced by a variety of factors including general economic conditions, changes in market rates, prevailing interest rates and competition. The Bank relies on competitive pricing of its deposit products and customer service to attract and retain deposits, however market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

The Bank’s deposits totaled $192,757,000 at December 31, 2003. Demand deposits totaled $56,829,000 and comprised 29.5% of total deposits. Savings, NOW, and money market accounts totaled $87,505,000 and comprised 45.4% of total deposits. Certificates of deposits were 25.1% of the total deposits for a balance of $48,423,000. For further information regarding the Bank’s deposits see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Deposits” in the Annual Report to Shareholders and Note 6 to the Notes to the Consolidated Financial Statements.

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003. These deposits represented 15.8% of our total deposits at December 31, 2003.

Remaining Maturity	Amount
(In Thousands)
Three months or less	$3,588
Three through six months	11,548
Six through twelve months	10,344
Over twelve months	4,959

Total	$30,439

Borrowed Funds

The Company’s short-term borrowings consist of securities sold under repurchase agreements totaling $5,390,000 at December 31, 2003. Long-term debt consists of a term advances from the FHLB at a average fixed rate of 2.96%. The FHLB advance totaled $10,030,000 at December 31, 2003. For further information regarding the Bank’s borrowed funds see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Borrowed Funds” in the Annual Report to Shareholders and Notes 9 and 10 to the Notes to the Consolidated Financial Statements.

Competition

The Bank faces strong competition among financial institutions in Washington, D.C., Northern Virginia and suburban Maryland for both deposits and loans. Principal competitors include other community commercial banks and larger financial institutions with branches in the Bank’s service area. Intense competition is expected to continue as bank mergers and acquisitions of smaller banks by larger institutions in the Washington, D.C. metropolitan region may be expected to continue for the foreseeable future.

The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. The Bank faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in its market areas. Many of the financial intermediaries operating in the Bank’s market areas offer certain services, such as trust, investment and international banking services, which the Bank does not offer. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

In order to compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs.

Employees

At December 31, 2003, the Company employed 62 people on a full time basis. The employees are not represented by a union and management believes that its relations with its employees are good.

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

The Company

The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Such regulations include prior approval of Company affiliates and subsidiaries. The Company is required to file quarterly reports and annual reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any activities, or acquire shares of companies engaged in activities, that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Additionally, bank holding companies that elect to be treated as financial holding companies may engage in insurance, securities and, under certain circumstances, merchant banking activities. The Company has not made the financial holding company election with the Federal Reserve Board.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both. This doctrine has become known as the “source of strength” doctrine. The validity of the source of strength doctrine has been and is likely to continue to be the subject of litigation-until definitively resolved by the courts or by Congress.

The Bank

The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency (the “OCC”). If, as a result of an examination of the Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation of law or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a bank’s deposit insurance, in the absence of action by the OCC and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. The Bank is not subject to any such actions by the OCC or the FDIC.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. Various other requirements and restrictions under the laws of the United States affect the operations of the Bank. Federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital.

Restrictions on Transfers of Funds to the Company by the Bank

The Company is a legal entity separate and distinct from the Bank. The Company’s ability to pay cash dividends is limited by Delaware corporate law. In addition, the prior approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net income for that year combined with its retained net profits for the preceding two years, less any transfers to surplus, that is still available for dividend.

The OCC also has authority to prohibit the Bank from engaging in activities that, in the OCC’s opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay.

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank’s capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law.

Capital Standards

The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, and those which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.

Under federal regulations, an institution is generally considered “well capitalized” if it has a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I capital (leverage) ratio of at least 5%. Federal law generally requires full-scope on-site annual examinations of all insured depository institutions by the appropriate federal bank regulatory agency although, the examination may occur at longer intervals for small well-capitalized or state chartered banks.

The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization’s financial condition. Factors which are not evaluated include (i) overall interest rate exposure; (ii) quality and level of earnings; (iii) investment or loan portfolio concentrations; (iv) quality of loans and investments; (v) the effectiveness of loan and investment policies; (vi) certain risks arising from nontraditional activities and (vii) management’s overall ability to monitor and control other financial and operating risks, including the risks presented by concentrations of credit and nontraditional activities. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets. Market risk of a banking organization—risk of loss stemming from movements in market prices—is not evaluated under the current risk-based capital ratio analysis (and is therefore analyzed by the bank regulators through a general assessment of an organization’s capital adequacy) unless trading activities constitute 10% of $1 billion or more of the assets of such organization. Such an organization (unless exempted by the banking regulators) and certain other banking organization designated by the banking regulators must, beginning on or before January 1, 1998, include in its risk-based capital ratio analysis charges for, and hold capital against, general market risk of all positions held in its trading account and of foreign exchange and commodity positions wherever located, as well as against specific risk of debt and equity positions located in its trading account. Currently, the Company does not calculate a risk-based capital charge for its market risk.

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratio actually warrants such treatment.

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

Premiums for Deposit Insurance

Insurance of Deposit Accounts. Deposit accounts in the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. The Bank’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately ..02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

Community Reinvestment Act

The Bank is subject to the provisions of the Community Reinvestment Act (“CRA”) which requires banks to assess and help meet the credit needs of the community in which the bank operates. The OCC examines the Bank to determine its level of compliance with CRA. The OCC and the Federal Reserve Board are required to consider the level of CRA compliance when regulatory applications are reviewed. The Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Interstate Banking and Branching

Under the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Act”), a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state generally without regard to state law prohibitions on such acquisitions. A bank holding company, however, can not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out of state banks. An out of state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement. Since June 1, 1997 (and prior to that date in some instances), banks have been able to expand across state lines where qualifying legislation adopted by certain states prior to that date prohibits such interstate expansion. Banks may also expand across state lines through the acquisition of an individual branch of a bank located in another state or through the establishment of a de novo branch in another state where the law of the state in which the branch is to be acquired or established specifically authorizes such acquisition or de novo branch establishment.

The USA PATRIOT Act

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Financial institutions, such as the Bank, have been subject to a federal anti-money laundering obligation for years. Accordingly, the Bank does not believe the USA PATRIOT Act will have a material impact on its operations.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company’s Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company’s securities during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Although we have incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, such compliance has not had a material impact on our results of operations or financial condition.

Factors Affecting Future Results

In addition to historical information, this Form 10-K includes certain forward looking statements that involve risks and uncertainties such as statements of the Company’s plans, expectations and unknown outcomes. The Company’s actual results could differ materially from management expectations. Factors that could contribute to those differences include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank’s loan and investment portfolios, changes in ownership status resulting in, among other things, the loss of eligibility for participation in government and corporate programs for minority and women-owned banks, change in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.

Item 2.	Description of Properties.

The principal executive office of the Company is located in leased space at 1130 Connecticut Avenue, N.W., Washington, D.C. 20036. The Bank leases six other offices, located at 1501 K Street, N.W., Washington, D.C. 20006, 1729 Wisconsin Avenue, N.W., Washington, D.C. 20007; Union Station, 50 Massachusetts Avenue, N.E., Washington, D.C. 20002; 1604 17th Street, N.W., Washington, D.C. 20009, 8121 Georgia Avenue, Silver Spring, Maryland, 20910, 802 7th Street, N.W., Washington, D.C. 20001 and Deposit Operations, 1627 K Street, N.W., Washington, D.C. An additional ATM was opened in Union Station in 1989 and a third ATM was opened in Union Station in May 1994. Leases for these facilities expire as follows:

Location	Expiration of Lease
1501 K Street, N.W.	2012
50 Massachusetts Avenue, N.E.	2008
Union Station ATM	2009
Union Station ATM	2009
802 7th Street, N.W.	2007
1729 Wisconsin Avenue, N.W.	2008
1604 17th Street, N.W.	2016
1130 Connecticut Avenue, N.W.	2012
8121 Georgia Avenue	2016
1627 K Street, N. W.	2012

In 2003, the Company and the Bank incurred rental expense on leased real estate of approximately $733,000. The Company considers all of the properties leased by the Bank to be suitable and adequate for their intended purposes.

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

The Company’s Common Stock is currently listed on the Nasdaq National Market under the symbol “AANB,” and there is an established market for such common stock.

The following table sets forth the range of the high and low bid prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by the Nasdaq National Market.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended

March 31, 2002	$16.37	$11.86	$0.11
June 30, 2002	15.91	12.51	0.11
September 30, 2002	13.27	11.38	0.11
December 31, 2002	15.80	11.55	0.11
March 31, 2003	15.43	14.24	0.12
June 30, 2003	17.54	14.60	0.125
September 30, 2003	18.10	14.90	0.125
December 31, 2003	19.50	17.20	0.125

As of December 31, 2003, the Company had 554 stockholders of record, and there were 3,014,343 shares issued and outstanding, net of shares held in Treasury.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted-average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders	1,758	$4.93	154,688
Equity compensation plans not approved by security holders	15,813	$5.73	—

Total	17,571	$5.65	154,688

The Company adopted a non-statutory stock option plan on February 15, 2000 that was not submitted for approval to the stockholders. A total of 27,500 shares of common stock were authorized for issuance to key employees and non-employee directors. All options were granted at an exercise price of $5.73 per share, representing 90% of the fair market value of the Company’s common stock. The options vested over three years and expire after ten years from the date of grant. As of December 31, 2003, 11,687 options have been exercised.

The Company has a 1987 stock option plan providing for the award of non-statutory options to purchase 154,688 shares of common stock. This plan was approved by stockholders. No options have ever been awarded under this plan.

Item 6.	Selected Financial Data.

See the Annual Report to Shareholders which is filed at Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference to the Company’s Annual Report to Shareholders, which is filed as Exhibit 13 hereto.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk.

For information regarding market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference to the Company’s Annual Report to Shareholders at Exhibit 13 hereto.

Item 8.	Financial Statements and Supplementary Data.

The Financial Statements identified in Item 15(a)(1) hereof are included with the Annual Report to Shareholders at Exhibit 13 hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART III

Except as set forth below, The information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by the Form 10-K.

Item 10.	Directors, Executive Officers, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company’s website at www.adamsbank.com .

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

•	Independent Auditor’s Report
•	Consolidated Balance Sheets, December 31, 2003 and 2002
•	Consolidated Statements of Income

Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (4)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (5)

10.1	1996 Employee Incentive Stock Option Plan and Agreement (6)

10.2	1996 Directors Stock Option Plan and Agreement (7)

10.3	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (8)

10.4	Employment Agreement between the Bank and Kate Walsh Carr (9)

13	Annual Report to Shareholders

14	Code of Ethics

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(2)	Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to Form SB-2 filed July 9, 1996.
(3)	Incorporated by reference to Exhibit 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Exhibits 1-3 of the Company’s Registration Statement on Form 8-A dated April 12, 1994.
(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.
(6)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(7)	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 1996.
(8)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(9)	Incorporated by reference to Exhibit 10 of the Company s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(10)	Incorporated by reference to Exhibit 5 of the Company’s Registration Statement on Form 8-K/A, dated April 21, 1995.

(b) Reports on Form 8-K

On October 31, 2003, the Company filed a Current Report on Form 8-K, Item 12., Results of Operations and Financial Condition, in which it announced its September 30, 2003 financial results.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersized, “hereunto duly authorized.

ABIGAIL ADAMS NATIONAL BANCORP, INC.

Date: March 26, 2004	By:	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard, Chairwoman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jeanne D. Hubbard	By:	/s/ Karen E. Troutman
	Jeanne D. Hubbard, Chairwoman of the Board and Chief Executive Officer		Karen E. Troutman, Principal Financial and Accounting Officer

Date: March 26, 2004		Date: March 26, 2004

By:	/s/ A. George Cook	By:	/s/ Marshall T. Reynolds
	A. George Cook, Director		Marshall T. Reynolds, Director

Date: March 26, 2004		Date: March 26, 2004

By:	/s/ Robert L. Shell, Jr.	By:	/s/ Marianne Steiner
	Robert L. Shell, Jr., Director		Marianne Steiner, Director

Date: March 26, 2004		Date: March 26, 2004

By:	/s/ Joseph L. Williams	By:	/s/ Bonita A. Wilson
	Joseph L. Williams, Director		Bonita A. Wilson, Director

Date: March 26, 2004		Date: March 26, 2004

By:	/s/ Kathleen W. Carr	By:	/s/ Douglas V. Reynolds
	Kathleen W. Carr, Director		Douglas V. Reynolds, Director

Date: March 26, 2004		Date: March 26, 2004

		By:	/s/ Patricia G. Shannon
Patricia G. Shannon, Director

Date: March 26, 2004

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (4)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (5)

101	1996 Employee Incentive Stock Option Plan and Agreement (6)

10.2	1996 Directors Stock Option Plan and Agreement (7)

10.3	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (8)

10.4	Employment Agreement between the Bank and Kate Walsh Carr (9)

13	Annual Report to Shareholders

14	Code of Ethics

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(2)	Incorporated by reference to Exhibit 3.2 of Amendment No. 2 to Form SB-2 filed July 9, 1996.
(3)	Incorporated by reference to Exhibit 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Exhibits 1-3 of the Company’s Registration Statement on Form 8-A dated April 12, 1994.
(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.
(6)	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(7)	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 1996.
(8)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(9)	Incorporated by reference to Exhibit 10 of the Company s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(10)	Incorporated by reference to Exhibit 5 of the Company’s Registration Statement on Form 8-KA, dated April 21, 1995.