Form 10-Q
period 2004-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2004-05-14
CIK 356809

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        March 31, 2004
                                   -------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                -----------------------    --------------------

Commission File Number:                             0-10971
                                ----------------------------------------------

                      Abigail Adams National Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                            52-1508198
-------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1130 Connecticut Ave., NW, Washington, DC                      20036
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  202.772.3600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       n/a
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).          Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 12, 2004, registrant had outstanding 3,014,343 shares of Common stock.

                                Table of Contents


Part I -   Financial Information                                           Page
--------------------------------                                           ----

  Item 1-  Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets                                    1
    Condensed Consolidated Statements of Income                              2
    Condensed Consolidated Statements of Changes in Stockholders' Equity     3
    Condensed Consolidated Statements of Cash Flows                          4
    Notes to Condensed Consolidated Financial Statements                     5

  Item 2 - Management's Discussion and Analysis                              6

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk       12

  Item 4 - Controls and Procedures                                          12


Part II - Other Information

   Item 1 - Legal Proceedings                                               12

   Item 2 - Changes in Securities and Use of Proceeds                       12

   Item 3 - Defaults Upon Senior Securities                                 12

   Item 4 - Submission of Matters to Vote of Security Holders               12

   Item 5 - Other Information                                               12

   Item 6 - Exhibits and Reports on Form 8-K                                12

   Signatures                                                               13

   Exhibit 31.1                                                             14

   Exhibit 31.2                                                             15

   Exhibit 32                                                               16

               Abigail Adams National Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                March 31, 2004 (unaudited) and December 31, 2003

                                                                             March 31, 2004         December 31, 2003
                                                                          ---------------------    --------------------
Assets
   Cash and due from banks                                                          $6,642,773              $9,746,854
   Federal funds sold                                                                  134,000               8,690,315
   Interest-bearing deposits in other banks                                          3,543,926              10,130,699
   Investment securities available for sale at fair value                           34,753,704              30,456,229
   Investment securities held to maturity (market values of $13,773,352
   and $13,901,669 for 2004 and 2003, respectively)                                 13,727,296              13,961,384
   Loans                                                                           158,313,981             156,034,227
     Less: allowance for loan losses                                                (2,231,955)             (2,119,448)
                                                                          ---------------------    --------------------
     Loans, net                                                                    156,082,026             153,914,779
                                                                          ---------------------    --------------------
   Premises and equipment, net                                                       1,444,080               1,475,535
   Other assets                                                                      3,907,386               3,530,000
                                                                          ---------------------    --------------------
          Total assets                                                            $220,235,191            $231,905,795
                                                                          =====================    ====================
Liabilities and Stockholders' Equity
   Liabilities:
     Deposits
       Noninterest-bearing deposits                                                $57,825,327             $56,828,660
       Interest-bearing deposits                                                   124,561,558             135,927,747
                                                                          ---------------------    --------------------
         Total deposits                                                            182,386,885             192,756,407
     Short-term borrowings                                                           3,043,741               5,390,326
     Long-term debt                                                                  9,805,185              10,030,117
     Other liabilities                                                               1,479,487                 853,863
                                                                          ---------------------    --------------------
         Total liabilities                                                         196,715,298             209,030,713
                                                                          ---------------------    --------------------
   Commitments and contingencies (Note 2)
   Stockholders' equity:
     Common stock, $0.01 par value, authorized 5,000,000 shares; issued
     3,030,783 shares in 2004 and 3,030,783 shares in 2003; outstanding
     3,014,343 shares in 2004 and 3,014,343 shares in 2003                              30,308                  30,308
     Additional paid-in capital                                                     17,241,143              17,241,143
     Retained earnings                                                               6,019,928               5,578,431
       Less: Treasury stock, 16,440 shares in 2004 and 2003, at cost                   (98,349)                (98,349)
     Accumulated other comprehensive income                                            326,863                 123,549
                                                                          ---------------------    --------------------
          Total stockholders' equity                                                23,519,893              22,875,082
                                                                          ---------------------    --------------------
          Total liabilities and stockholders' equity                              $220,235,191            $231,905,795
                                                                          =====================    ====================

See Notes to Condensed Consolidated Financial Statements

                Abigail Adams National Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                               2004              2003
                                                           --------------    --------------
Interest Income
   Interest and fees on loans                                 $2,749,628        $2,781,993
   Interest and dividends on investment securities               513,339           327,393
   Other interest income                                          22,802            25,964
                                                           --------------    --------------
     Total interest income                                     3,285,769         3,135,350
                                                           --------------    --------------
Interest Expense
   Interest on deposits                                          379,272           482,810
   Interest on short-term borrowings                               6,339            16,121
   Interest on long-term debt                                     73,083            20,465
                                                           --------------    --------------
     Total interest expense                                      458,694           519,396
                                                           --------------    --------------
   Net interest income                                         2,827,075         2,615,954
     Provision for loan losses                                   105,000            70,000
                                                           --------------    --------------
   Net interest income after provision for loan losses         2,722,075         2,545,954
                                                           --------------    --------------
Noninterest income
   Service charges on deposit accounts                           406,719           434,567
   Gain on sale of investment securities                          27,055            29,252
   Other income                                                   21,458            56,109
                                                           --------------    --------------
     Total noninterest income                                    455,232           519,928
                                                           --------------    --------------
Noninterest expense
   Salaries and employee benefits                                898,708           809,196
   Occupancy and equipment expense                               333,537           276,514
   Professional fees                                             110,409            49,636
   Data processing fees                                          131,524           110,214
   Other operating expense                                       344,103           311,038
                                                           --------------    --------------
     Total noninterest expense                                 1,818,281         1,556,598
                                                           --------------    --------------
Income before provision for income taxes                       1,359,026         1,509,284
Provision for income taxes                                       540,735           606,781
                                                           --------------    --------------
      Net Income                                                $818,291          $902,503
                                                           ==============    ==============
Earnings per share:
   Basic                                                           $0.27             $0.30
   Diluted                                                         $0.27             $0.30
Average common shares outstanding:
   Basic                                                       3,014,343         3,005,315
   Diluted                                                     3,026,474         3,021,673
Dividends per share:                                              $0.125              $.12

See Notes to Condensed Consolidated Financial Statements
                                       2

               Abigail Adams National Bancorp, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                                      Accumulated
                                                      Additional                                         Other
                                         Common         Paid-in         Retained        Treasury     Comprehensive
                                          Stock         Capital         Earnings         Stock           Income            Total
                                        ------------ --------------- --------------- --------------- -------------    -------------
                                        ------------ --------------- --------------- --------------- -------------    -------------
Balance at December 31, 2002                $30,211     $17,185,310      $3,886,313       ($98,349)        $188,356      $21,191,841
Comprehensive income:
   Net income                                    --              --         902,503              --              --          902,503
   Change in net unrealized gain on
    investment securities available
    for sale, net of taxes of $39,467            --              --              --              --        (57,781)         (57,781)
                                                                                                                        ------------
                                                                                                                        ------------
     Total comprehensive income                  --              --              --              --              --          844,722
                                                                                                                        ------------
                                                                                                                        ------------
Dividends declared ($0.12 per share)             --              --       (356,099)              --              --        (356,099)
Issuance of shares under Stock
 Option Programs                                 32          16,626              --              --              --           16,658
                                        ------------ --------------- --------------- --------------- ---------------    ------------
                                        ------------ --------------- --------------- --------------- ---------------    ------------
Balance at March 31, 2003                   $30,243     $17,201,936      $4,432,717       ($98,349)        $130,575      $21,697,122
                                        ============ =============== =============== =============== ===============    ============
                                        ============ =============== =============== =============== ===============   =============

Balance at December 31, 2003                $30,308     $17,241,143      $5,578,431       ($98,349)        $123,549      $22,875,082
Comprehensive income:
   Net income                                    --              --         818,291              --              --          818,291
   Change in net unrealized gain on
    investment securities available
    for sale, net of taxes of $138,870           --              --              --              --         203,314          203,314
                                                                                                                        ------------
                                                                                                                        ------------
     Total comprehensive income                  --              --              --              --              --        1,021,605
                                                                                                                        ------------
                                                                                                                        ------------
Dividends declared ($0.125 per share)            --              --       (376,794)              --              --        (376,794)
                                        ------------ --------------- --------------- --------------- ---------------   -------------
                                        ------------ --------------- --------------- --------------- ---------------   -------------
Balance at March 31, 2004                   $30,308     $17,241,143      $6,019,928       ($98,349)        $326,863      $23,519,893
                                        ============ =============== =============== =============== ===============   =============
                                        ============ =============== =============== =============== ===============   =============

See Notes to Condensed Consolidated Financial Statements
                                       3

               Abigail Adams National Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                       2004              2003
                                                                                   -------------    ---------------
                                                                                   -------------    ---------------
Cash flows from operating activities:
   Net income                                                                          $818,291           $902,503
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                            105,000             70,000
   Depreciation and amortization                                                         74,305             70,439
   Accretion of loan discounts and fees                                                 (51,544)           (70,962)
   Gain on sale of investment securities                                                (27,055)           (29,252)
   Net discount (accretion)/premium amortization on investment securities                26,938              9,542
   (Increase) decrease in other assets                                                 (516,258)             34,921
   Increase in other liabilities                                                        625,625            728,469
                                                                                   -------------    ---------------
     Net cash provided by operating activities                                        1,055,302          1,715,660
                                                                                   -------------    ---------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity                        --          6,000,000
   Proceeds from maturities of investment securities available for sale                      --          6,000,000
   Proceeds from repayment of mortgage-backed securities held to maturity               226,992            930,513
   Proceeds from repayment of mortgage-backed securities available for sale             302,215                 --
   Proceeds from the sale of investment securities available for sale                   616,553            529,252
   Purchase of investment securities held to maturity                                        --         (5,000,000)
   Purchase of investment securities available for sale                              (4,866,845)        (7,445,148)
   Net (increase) decrease in interest-bearing deposits in other banks                6,586,773         (3,904,233)
   Net (increase) decrease in loans                                                  (2,220,703)          4,402,585
   Purchase of premises and equipment                                                   (42,850)          (305,465)
                                                                                   -------------    ---------------
     Net cash provided by investing activities                                          602,135          1,207,504
                                                                                   -------------    ---------------
Cash flows from financing activities:
   Net decrease in transaction and savings deposits                                  (8,828,389)        (1,042,372)
   Net decrease in time deposits                                                     (1,541,133)        (5,035,329)
   Net decrease in short-term borrowings                                             (2,346,585)        (1,102,895)
   Repayment of Federal Home Loan Bank borrowings                                      (224,932)           (22,681)
   Proceeds from Federal Home Loan Bank borrowings                                           --         10,000,000
   Proceeds from issuance of common stock, net of expenses                                   --             16,658
   Cash dividends paid to common stockholders                                          (376,794)          (356,099)
                                                                                   -------------    ---------------
     Net cash (used in) provided by financing activities                            (13,317,833)         2,457,282
                                                                                   -------------    ---------------
     Net (decrease) increase in cash and cash equivalents                           (11,660,396)         5,380,446
   Cash and cash equivalents at beginning of year                                    18,437,169         15,976,161
                                                                                   -------------    ---------------
   Cash and cash equivalents at end of year                                          $6,776,773       $21,356,607
                                                                                   =============    ===============
Supplementary disclosures:
Interest paid on deposits and borrowings                                               $404,244          $478,641
                                                                                   =============    ===============
Income taxes paid                                                                      $119,470               $--
                                                                                   =============    ===============

See Notes to Condensed Consolidated Financial Statements
                                       4

               Abigail Adams National Bancorp, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements

1.   Basis of presentation

Abigail Adams National Bancorp, Inc. (the "Company") is the parent company of The Adams National bank (the "Bank"). As used herein, the term Company includes the Bank, unless the context otherwise requires.

The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States, the instructions for Form 10-Q, and regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2003, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company's 2003 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2004 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassifications may have been made to amounts previously reported for 2003 to conform with the 2004 presentation.

2.   Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes, since December 31, 2003.

3.     Earnings per share

Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the quarters ended March 31, 2004 and 2003:

                                                        For the three months ended March
                                                                       31,
                                                        ----------------------------------
                                                            2004                2003
                                                        ---------------    ---------------
  Weighted average shares                                    3,014,343          3,005,315
  Effect of dilutive stock options                              12,131             16,358
                                                        ---------------    ---------------
  Dilutive potential average common shares                   3,026,474          3,021,673
                                                        ===============    ===============


4.       Stock-based compensation plans

At March 31, 2004, the Company has five stock-based compensation plans. The Company continues to account for grants under its stock option plans based on the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. There were no new stock-based compensation plans issued during the periods presented.

5. Fair value of securities with unrealized losses

The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at March 31, 2004, are presented in the following table

                                        Continuous unrealized        Continuous unrealized
                                       losses exiting for less      losses existing greater
                                            than 12 months              than 12 months                  Total
         ---------------------------- --------------------------- ---------------------------- -------------------------
                                       Fair Value    Unrealized   Fair Value     Unrealized    Fair Value   Unrealized
                                                       Losses                      Losses                     Losses
         ---------------------------- ------------- ------------- ------------ --------------- ------------ ------------
         U.S. government agencies       $1,984,380       $15,620          $--             $--   $1,984,380      $15,620
         ---------------------------- ------------- ------------- ------------ --------------- ------------ ------------
         Mortgage-backed securities      3,197,750        26,401           --              --    3,197,750       26,401
         ---------------------------- ------------- ------------- ------------ --------------- ------------ ------------
         Equity securities               3,837,575        52,893           --              --    3,837,575       52,893
         ---------------------------- ------------- ------------- ------------ --------------- ------------ ------------
             Total                      $9,019,705       $94,914          $--             $--   $9,019,705      $94,914
         ---------------------------- ============= ============= ============ =============== ============ ============



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Abigail Adams National Bancorp, Inc. (the "Company") is the parent of The Adams National Bank (the "Bank"), a national bank with six full-service branches located in the greater metropolitan Washington, D.C. area. The Company reports its financial results on a consolidated basis with the Bank.

The following analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the year ended December 31, 2003.

Results of Operations

Overview

The Company recorded net income of $818,000 for the first three months of 2004, as compared to $903,000 for the first quarter of 2003. Diluted earnings per share were $0.27 and $0.30 for the first quarter of 2004 and 2003, respectively. The 9.4% decrease in net income compared to the same quarter last year was predominantly due to a 16.8% increase in noninterest expense that was offset by an 8.1% increase in net interest income. Book value per share was $7.80 at March 31, 2004, an increase of $0.21 from the book value per share of $7.59 at December 31, 2003. Dividends per common share increased 4.2% to $0.125 for the first quarter of 2004, as compared to $0.12 paid for the first quarter last year. The return on average assets was 1.50% and the return on average equity was 14.15% for the first quarter of 2004, compared to a return on average assets of 1.84% and a return on average equity of 16.98% for the same period last year.

Analysis of Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income for the quarter ended March 31, 2004 increased 8.1% to $2,827,000 from $2,616,000 for the first quarter of 2003. The growth in net interest income was attributable to the growth in average earning assets, particularly investment securities. Average investment securities increased 75.1% to $46,312,000 compared to $26,445,000 in the prior year. Average loans increased 1.6% to $155,478,000 compared to the prior period. The yield on average assets was 6.26%, a decrease of 47 basis points from the yield of 6.73% for the first quarter of 2003. The net interest margin continued to experience compression, due to the decline in market interest rates during the last three years to the lowest levels in forty years. In addition, the Company is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates.

Funding for earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities and stockholders' equity. The percentage of average earning assets funded by average interest-bearing liabilities decreased to 66.7% during the first quarter of 2004, compared to 69.2% for the same period in 2003. Average interest bearing liabilities increased 7.7%, over the first quarter of 2003. The cost of interest-bearing funds for the quarter ended March 31, 2004, decreased 30 basis points to 1.31%. The decrease in the cost of interest-bearing funds was due to the repricing of existing deposits at lower interest rates.

Our net interest margin, which is net interest income as a percentage of average interest-earning assets, was 5.39% for the first quarter of 2004, a decrease of 22 basis points from 5.61% for the first quarter of 2003. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 4.95% for 2004, reflecting a decrease of 17 basis points from the 5.12% reported in the first quarter of 2003.

The following table presents the average balances, net interest income and interest yields/rates for the first three months of 2004 and 2003.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
               For the Three Months Ended March 31, 2004 and 2003
                             (Dollars in thousands)

                                                    2004                               2003
                                       -------------------------------    --------------------------------
                                                   Interest                           Interest
                                        Average    Income/    Average       Average   Income      Average
                                        Balances   Expense    Rates         Balances  Expense      Rates
                                       ---------- ---------- ---------    ---------- ---------- ----------
Assets
   Loans (1)                            $155,478     $2,750     7.11%      $153,103     $2,782      7.37%
   Investment securities                  46,312        513     4.46%        26,445        327      5.01%
   Federal funds sold                      3,520          8      .91%         4,460         12      1.09%
   Interest-earning bank balances          5,793         15     1.04%         4,953         14      1.15%
                                       ---------- ----------              ---------- ----------
   Total earnings assets                 211,103      3,286     6.26%       188,961      3,135      6.73%
                                       ---------- ----------              ---------- ----------
   Allowance for loan losses             (2,171)                            (2,335)
   Cash and due from banks                 7,550                              7,626
   Other assets                            4,882                              4,499
                                       ----------                         ----------
     Total assets                       $221,364                           $198,751
                                       ==========                         ==========
Liabilities and Stockholders' Equity
   Savings, NOW and money market
   accounts                              $79,876        173     0.87%       $70,964        201      1.15%
   Certificates of deposit                46,330        206     1.79%        50,364        282      2.27%
   Short term borrowings                   4,682          7     0.60%         7,419         16      0.87%
   Long-term debt                          9,944         73     2.95%         2,050         20      3.96%
                                       ---------- ----------              ---------- ----------
     Total interest-bearing
     liabilities                         140,832        459     1.31%       130,797        519      1.61%
                                       ---------- ----------              ---------- ----------
   Noninterest-bearing deposits           56,223                             45,099
   Other liabilities                       1,058                              1,298
   Stockholders' equity                   23,251                             21,557
                                       ----------                         ----------
     Total liabilities and              $221,364                           $198,751
     stockholders' equity
                                       ==========                         ==========
Net interest income                                  $2,827                             $2,616
                                                  ==========                         ==========
                                                  ==========                         ==========
Net interest spread                                             4.95%                               5.12%
Net interest margin                                             5.39%                               5.61%


(1) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.
                                       7

Noninterest Income

Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income totaled $455,000, a decrease of 12.4% or $65,000 from the first quarter of 2003. Service charges on deposit accounts totaled $407,000, a decrease of 6.4% from the prior year total of $435,000. The decrease was due in part to a lower level of overdraft fees. Other income, consisting of other fee-based services and the gain on the sale of loans, decreased 61.8% in 2004 to $21,000, compared to the same period in 2003. The first quarter of 2004 did not include a gain on sale of the guaranteed portion of SBA loans, whereas the first quarter of 2003 included a gain of $33,000. The gain on the sale of investment securities for the first quarter was $27,000, compared to $29,000 in 2003.

Noninterest Expense

Total noninterest expense for the first quarter of 2004 totaled $1,818,000, an increase of 16.8%, as compared to the first quarter of 2003. Salaries and benefits expense increased 11.1% to $899,000, due to increased staffing and benefit cost. Occupancy and equipment expense increased 20.6% to $334,000, primarily due to the opening of a branch office in Maryland in September 2003. Professional fees increased 122.4% to a total of $110,000, as a result of an increase in legal fees. The efficiency ratio declined in the first quarter of 2004 to 55.4%, compared to 49.7% for the same period in 2003.

Income Tax Expense

Income tax expense totaled $541,000 for the quarter ended March 31, 2004, a decrease of 10.9% from the income tax expense reported for the first quarter of 2003. The decrease in income tax expense in 2004 was a result of the 9.96% decrease in the Company's pretax income, as compared to the first quarter of 2003. The effective tax rate for 2004 was 39.8%, compared to 40.2% for the first quarter of 2003.

Financial Condition

Overview

Total assets were $220,235,000 at March 31, 2004, compared to $231,906,000 at December 31, 2003, a decrease of $11,671,000 or 5.0%. The decrease in total assets was primarily attributable to a decrease of $15,143,000 in short-term investments consisting of federal funds sold and interest-bearing deposits in other banks. Total loans increased to $158,314,000, as compared to the prior year end total of $156,034,000. Total liabilities decreased 5.9% or $12,315,000 to $196,715,000, primarily due to a decrease in deposits.

Loans

Total loans outstanding at March 31, 2004 increased 1.5% or $2,280,000 from December 31, 2003 to a balance of $158,314,000. Commercial real estate loans grew 6.0% from the previous year-end, while commercial loan balances declined by 19.2%. Loan growth for the first quarter of 2004 showed signs of improvement, but was negatively effected by the continued weakness in the general economic conditions and increased competition for the small to medium size commercial loan business. . Investments securities Investment securities available-for-sale are carried at estimated fair value and totaled $34,754,000 at March 31, 2004, an increase of $4,297,000 or 14.1% from the balance at December 31, 2003. Investment securities classified as held-to-maturity were $13,727,000 at March 31, 2004, an slight decrease of $234,000 or 1.7% from December 31, 2003.

Short-term investments

Short-term investments consisting of federal funds and interest bearing deposits in banks decreased a total of $15,143,000 or 8.1% in the first quarter of 2004, as compared to December 31, 2003, primarily to fund the loan and investment security growth and the outflow of deposits.

Deposits

Deposits are the Company's primary source of funds. Total deposits decreased 5.4% to $182,387,000 at March 31, 2004, a decrease of $10,370,000 from December
31, 2003, due to seasonal fluctuations in the balances of some of the Company's large commercial and not-for-profit customers. Noninterest-bearing deposits totaled $57,825,000, an increase of $997,000 or 1.8% from the previous year-end. Interest-bearing deposits were $124,562,000, a decrease of $11,366,000 or 8.4% compared to the balance of $135,928,000 at December 31, 2003. The largest decreases were in money market accounts that decreased 15.7% and certificates of deposit that decreased 3.2% from the previous year-end.

Short-term borrowings

Short-term borrowings consisting of repurchase agreements decreased $2,347,000 or 43.5% to a balance of $3,044,000 at March 31, 2004.

Long-term debt

Long-term debt consisted of term loans from the Federal Home Loan Bank of Atlanta ("FHLB") and totaled $9,805,000 at March 31, 2004, a decrease of $225,000 from the previous year-end, as a result of scheduled payments.

Stockholders' Equity

Stockholders' equity at March 31, 2004 was $23,520,000, an increase of 2.8% from December 31, 2003. The increase was primarily due to first quarter earnings of $818,000, less the dividends paid on the Company's common stock totaling $377,000, combined with the unrealized gain on available-for-sale investment securities totaling $203,000.

Asset Quality

Loan Portfolio and Adequacy of the Allowance for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

The Company manages the risk characteristics of its entire loan portfolio in an effort to maintain an adequate allowance for loans losses and identify problem loans so that the risks in the portfolio can be identified on a timely basis. Management performs a periodic analysis of risk factors that includes the primary sources of repayment on individual loans, liquidity and financial condition of borrowers and guarantors, and the adequacy of collateral. Loans subject to individual reviews are analyzed and segregated by risk according to the Company's internal risk rating scale. Management also considers the character of the loan portfolio, changes in nonperforming and past-due loans, historical loss experience, concentrations of loans to specific borrowers and industries, and general and regional economic conditions, as well as other factors existing at the determination date. This review takes into account the judgment of the individual loan officers, the credit risk manager, senior management and the Board of Directors. The Company also has an independent loan review performed by an outside consultant periodically throughout the year. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management's ongoing evaluation. The provision for loan losses increased in the first quarter of 2004 to a total of $105,000, compared to $70,000 for the same period in 2003. The balance of the allowance for loan losses was $2,232,000 or 1.41% of total loans at March 31, 2004, compared to $2,119,000 or 1.36% of loans at December 31, 2003. Net loan recoveries were $8,000 in the first quarter of 2004. The weak economic environment has adversely impacted the cash flows of some of our small commercial and commercial real estate borrowers, and as a result the Company experienced an increase in nonperforming loans in 2003 that carried over into the first quarter of 2004. The increase in the provision is intended to address known and inherent losses that are both probable and estimable at March 31, 2004. While historical losses have been modest in prior years, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial and industrial, and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at March 31, 2004 is adequate given past experience and the underlying assessment of the Company's loan portfolio.

The following table presents an analysis of the allowance for loan losses at March 31, 2004 and December 31, 2003.

                                                                             2004           2003
                                                                           ----------     ----------
                                                                            (Dollars in thousands)
                                                                           -------------------------
                    Balance at beginning of period                            $2,119         $2,297
                    Loans charged off:
                       Commercial                                                 --            829
                       Real estate - commercial                                   --             --
                       Real estate - residential                                  --             --
                       Construction and development                               --             --
                       Installment - individuals                                   3              4
                                                                           ----------     ----------
                         Total charge-offs                                         3            833
                                                                           ----------     ----------
                    Recoveries:
                       Commercial                                                  6             23
                       Real estate - commercial                                   --             --
                       Real estate - residential                                  --             --
                       Construction and development                               --             --
                       Installment - individuals                                   5             41
                                                                           ----------     ----------
                         Total recoveries                                         11             64
                                                                           ----------     ----------
                    Net (recoveries) charge-offs                                 (8)            769
                                                                           ----------     ----------
                    Provision for loan losses                                    105            591
                                                                           ----------     ----------
                    Balance at end of period                                  $2,232         $2,119
                                                                           ==========     ==========

                    Ratio of net (recoveries) charge-offs to average
                    loans                                                    (0.01%)          0.51%

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. There was one past-due loan totaling $798,000 at March 31, 2004 that was still accruing interest, which was brought current subsequent to that reporting date. In comparison, there were no delinquent loans still accruing interest at December 31, 2003. Total nonperforming loans at March 31, 2004 were $3,822,000, with balances of $2,261,000 guaranteed by the SBA, and represented 1.74% of total assets. In comparison, nonperforming loans at December 31, 2003 were 1.24% of total assets and totaled $2,873,000, with balances of $1,666,000 guaranteed by the SBA. The increase in nonperforming loans was largely due to the 90 day delinquent loan that was still accruing interest. The largest component of nonperforming loans is a commercial SBA loan with a balance of $798,000. The largest commercial real estate loan has a balance of $360,000.

The following table presents nonperforming assets by category at March 31, 2004 and December 31, 2003.

                                                                             2004           2003
                                                                           ----------     ----------
                                                                            (Dollars in thousands)
                                                                           -------------------------
                    Nonaccrual loans:
                       Commercial                                             $2,111         $2,133
                       Real Estate                                               914            740
                       Installment - individuals                                  --             --
                                                                           ----------     ----------
                         Total nonaccrual loans                                3,025          2,873
                                                                           ----------     ----------
                    Past-due loans:
                       Commercial                                                797             --
                                                                           ----------     ----------
                         Total nonperforming assets                           $3,822         $2,873
                                                                           ==========     ==========
                    Nonperforming assets exclusive of SBA guarantee           $1,561         $1,208
                    Ratio of nonperforming assets to gross loans               2.41%          1.84%
                    Ratio of nonperforming assets to total assets              1.74%          1.24%
                    Allowance for loan losses to nonperforming assets            58%            74%

Loans totaling $7,832,000 and $7,290,000 at March 31, 2004 and December 31, 2003, respectively, were classified as monitored credits subject to management's attention and are not reported in the preceding table. The classification of monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $1,656,000 and $1,552,000 as of March 31, 2003 and December 31, 2003, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a product of the Company's operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents decreased for the quarter ended March 31, 2004 by $11,660,000, to a balance of $6,777,000, as compared to the balance of $18,437,000 at December 31, 2003. Liquid assets decreased to 3.1% of total assets at March 31, 2004, as compared to 7.95% of total assets at December 31, 2003.

The Company has additional sources of liquidity available through unpledged investment securities available-for-sale totaling $22,749,000, and unsecured lines of credit available from correspondent banks, which can provide up to $16,000,000, as well as a credit facility through its membership in the FHLB.

Capital Resources

Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Bank continue to maintain a strong capital position. The following table presents the Company's and the Bank's capital position relative to their various minimum statutory and regulatory capital requirements at March 31, 2004. The Company and the Bank are considered "well-capitalized" under regulatory guidelines.

                                              Company                        Bank
                                      -------------------------    -------------------------      Minimal Capital
                                       Amount         Ratio          Amount         Ratio           Requirements
                                      ----------    -----------    -----------    ----------    ---------------------
                                                     (Dollars in thousands)
Leverage ratio                          $23,193         10.48%        $22,838        10.32%            4.00%
Tier 1 risk-based ratio                  23,193         12.53%         22,838        12.36%            4.00%
Total risk-based ratio                   25,425         13.74%         25,319        13.70%            8.00%


Forward Looking Statements

When used in this Form 10-Q, the words or phrases "will likely result," "are expected to", "will continue", "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of conducting its' business. Market risk is the potential loss arising from adverse changes in interest rates, prices, and liquidity. The Company has established the Asset/Liability Committee (ALCO) to monitor and manage those risks. ALCO meets periodically and is responsible for approving asset/liability policies, formulating and implementing strategies to improve balance sheet and income statement positioning, and monitoring the interest rate sensitivity. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities). These simulations provide a test for embedded interest rate risk and takes into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors. The results are compared to risk tolerance limits set by ALCO policy. Based on the Company's most recent interest rate sensitivity analysis, the impact to the net interest income and economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is moderate.

Item 4 - Controls and Procedures

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

                                    PART II.

Item 1 - Legal Proceedings
         None

Item 2- Changes in Securities and Use of Proceeds
         None

Item 3- Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to Vote of Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K

   (a)        Exhibits

        Exhibit 31.1     Certification of the Chief Executive Officer
        Exhibit 31.2     Certification of the Chief Financial Officer
        Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer

   (b) Reports on From 8-K

          The Company filed a Form 8-K on May 3, 2004 to report that the Company had issued a press release announcing earnings for the three month period ending March 31, 2004.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
                      -----------------------------------
                                   Registrant


Date:    May 13, 2004                          /s/ Jeanne D. Hubbard
                                               -----------------------------
                                                   Jeanne D. Hubbard
                                                   Chairwoman of the Board,
                                                   President and Director
                                                  (Principal Executive Officer)

                                  Exhibit 31.1

I,   Jeanne D. Hubbard, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Abigail Adams National Bancorp;

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



Date:    May 13, 2004                     /s/ Jeanne D. Hubbard
                                          -----------------------------
                                           Jeanne D. Hubbard
                                           President and Chief Executive Officer

                                  Exhibit 31.2


I, Karen E. Troutman, Sr. Vice President and Chief Financial Officer, certify that:


1. I have reviewed this quarterly report on Form 10-Q of The Abigail Adams National Bancorp;

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



Date:   May 13, 2004                                /s/  Karen E. Troutman
                                                   ---------------------------
                                                     Karen E. Troutman
                                                     Sr. Vice President and
                                                      Chief Financial Officer

                                   Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer


Jeanne D. Hubbard, President and Chief Executive Officer, and Karen E. Troutman, Senior Vice President and Chief Financial Officer of Abigail Adams National Bancorp, Inc. (the "Company") each certify in her capacity as an officer of the Company that she has reviewed the quarterly report on Form 10-Q for the quarter ended March 31, 2004 and that to the best of her knowledge:

(1) the report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.



Date:         May 13, 2004                          /s/ Jeanne D. Hubbard
                                                   ----------------------
                                                        Jeanne D. Hubbard
                                                        Chief Executive Officer




Date:         May 13, 2004                           /s/ Karen E. Troutman
                                                    ----------------------
                                                        Karen E. Troutman
                                                        Chief Financial Officer