Form 10-Q
period 2004-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2004-08-13
CIK 356809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            June 30, 2004
                                    -----------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ---------------------- to ----------------------

Commission File Number:        0-10971
                            -------------

                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                        52-1508198
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1130 Connecticut Ave., NW, Washington, DC                                20036
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                  202.772.3600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      n/a
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

       As of August 12, 2004, registrant had outstanding 3,020,913 shares of common stock.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                            PAGE
--------------------------------                                          ----

Item 1-  Condensed Consolidated Financial Statements

   Condensed Consolidated Balance Sheets                                     1
   Condensed Consolidated Statements of Income                               2
   Condensed Consolidated Statements of Changes in Stockholders' Equity      3
   Condensed Consolidated Statements of Cash Flows                           4
   Notes to Condensed Consolidated Financial Statements                      5

Item 2 -  Management's Discussion and Analysis                               6

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         14

Item 4 - Controls and Procedures                                            14


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  14

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities                                               14

Item 3 - Defaults Upon Senior Securities                                    14

Item 4 - Submission of Matters to Vote of Security Holders                  14

Item 5 - Other Information                                                  15

Item 6 - Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  15

Exhibit 31.1                                                                16

Exhibit 31.2                                                                17

Exhibit 32                                                                  18

              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                 June 30, 2004 (unaudited) and December 31, 2003



                                                                            June 30, 2004   December 31, 2003
                                                                         ----------------- -----------------
Assets
   Cash and due from banks                                                $   9,498,256    $   9,746,854
   Federal funds sold                                                         9,136,000        8,690,315
   Interest-bearing deposits in other banks                                  10,407,030       10,130,699
   Investment securities available for sale at fair value                    32,180,254       30,456,229
   Investment securities held to maturity (market values of $11,073,455
   and $13,901,669 for 2004 and 2003, respectively)                          11,338,766       13,961,384
   Loans                                                                    163,278,157      156,034,227
     Less: allowance for loan losses                                         (2,307,051)      (2,119,448)
                                                                          -------------    -------------
     Loans, net                                                             160,971,106      153,914,779
                                                                          -------------    -------------
   Premises and equipment, net                                                1,376,876        1,475,535
   Other assets                                                               3,756,112        3,530,000
                                                                          -------------    -------------
          Total assets                                                    $ 238,664,400    $ 231,905,795
                                                                          =============    =============

Liabilities and Stockholders' Equity
   Liabilities:
     Deposits
       Noninterest-bearing deposits                                       $  65,426,941    $  56,828,660
       Interest-bearing deposits                                            136,179,207      135,927,747
                                                                          -------------    -------------
         Total deposits                                                     201,606,148      192,756,407
     Short-term borrowings                                                    3,505,222        5,390,326
     Long-term debt                                                           9,579,657       10,030,117
     Other liabilities                                                          924,804          853,863
                                                                          -------------    -------------
         Total liabilities                                                  215,615,831      209,030,713
                                                                          -------------    -------------
   Commitments and contingencies (Note 2)
   Stockholders' equity:
     Common stock, $0.01 par value, authorized 5,000,000 shares; issued
     3,030,783 shares in 2004 and 3,030,783 shares in 2003; outstanding
     3,014,343 shares in 2004 and 3,014,343 shares in 2003                       30,308           30,308
     Additional paid-in capital                                              17,241,143       17,241,143
     Retained earnings                                                        6,474,222        5,578,431
       Less: Treasury stock, 16,440 shares in 2004 and 2003, at cost            (98,349)         (98,349)
     Accumulated other comprehensive income (loss)                             (598,755)         123,549
                                                                          -------------    -------------
          Total stockholders' equity                                         23,048,569       22,875,082
                                                                          -------------    -------------
          Total liabilities and stockholders' equity                      $ 238,664,400    $ 231,905,795
                                                                          =============    =============

See Notes to Condensed Consolidated Financial Statements

               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                  For the Periods Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                                     For the three months ended   For the six months ended
                                                                            June 30,                     June 30,
                                                                    -------------------------    -------------------------
                                                                       2004         2003          2004          2003
                                                                    -------------  -----------  ------------  -----------
Interest Income

   Interest and fees on loans                                        $2,807,110   $2,685,729   $5,556,738   $5,467,721
   Interest and dividends on investment securities                      504,755      336,766    1,018,094      664,159
   Other interest income                                                 19,209       49,982       42,011       75,947
                                                                     ----------   ----------   ----------   ----------
     Total interest income                                            3,331,074    3,072,477    6,616,843    6,207,827
                                                                     ----------   ----------   ----------   ----------
Interest Expense
   Interest on deposits                                                 388,499      460,039      767,771      942,849
   Interest on short-term borrowings                                      4,975       12,411       11,314       28,532
   Interest on long-term debt                                            71,245       79,082      144,328       99,547
                                                                     ----------   ----------   ----------   ----------
     Total interest expense                                             464,719      551,532      923,413    1,070,928
                                                                     ----------   ----------   ----------   ----------
   Net interest income                                                2,866,355    2,520,945    5,693,430    5,136,899
     Provision for loan losses                                          105,000      311,065      210,000      381,065
                                                                     ----------   ----------   ----------   ----------
   Net interest income after provision for loan                       2,761,355    2,209,880    5,483,430    4,755,834
   losses
                                                                     ----------   ----------   ----------   ----------
Noninterest income
   Service charges on deposit accounts                                  408,951      425,066      815,670      844,256
   Gain on sale of investment securities                                 13,210         --         40,265       29,252
   Other income                                                          34,406       52,795       55,863      124,280
                                                                     ----------   ----------   ----------   ----------
     Total noninterest income                                           456,567      477,861      911,798      997,788
                                                                     ----------   ----------   ----------   ----------
Noninterest expense
   Salaries and employee benefits                                       893,595      795,395    1,792,303    1,604,592
   Occupancy and equipment expense                                      340,034      326,364      673,571      602,878
   Professional fees                                                     86,913       68,968      197,322      118,604
   Data processing fees                                                 132,799      112,114      264,324      222,328
   Other operating expense                                              383,233      340,712      727,333      651,747
                                                                     ----------   ----------   ----------   ----------
     Total noninterest expense                                        1,836,574    1,643,553    3,654,853    3,200,149
                                                                     ----------   ----------   ----------   ----------
Income before provision for income taxes                              1,381,348    1,044,188    2,740,375    2,553,473
Provision for income taxes                                              550,261      413,542    1,090,997    1,020,324
                                                                     ----------   ----------   ----------   ----------
      Net Income                                                     $  831,087   $  630,646   $1,649,378   $1,533,149
                                                                     ==========   ==========   ==========   ==========

Earnings per share:
   Basic                                                             $     0.28   $     0.21   $     0.55   $     0.51
   Diluted                                                           $     0.28   $     0.21   $     0.55   $     0.51
Average common shares outstanding:
   Basic                                                              3,014,343    3,007,811    3,014,343    3,006,570
   Diluted                                                            3,025,901    3,023,380    3,026,188    3,022,533
Dividends per share:                                                 $    0.125   $    0.125   $     0.25   $    0.245
       See Notes to Condensed Consolidated Financial Statements


               ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                                         Accumulated
                                                                    Additional                           Other
                                                        Common      Paid-in     Retained      Treasury   Comprehensive
                                                         Stock      Capital     Earnings      Stock      Income (loss)    Total
                                                        ----------   -----------  ------------- ---------- ----------- ------------

Balance at December 31, 2002                            $ 30,211   $ 17,185,310 $  3,886,313  ($ 98,349) $ 188,356    $ 21,191,841
Comprehensive income:
   Net income                                                 --             --    1,533,149         --         --       1,533,149
   Change in net unrealized gain on investment
   securitiesavailable for sale, net of taxes of              --             --           --         --     59,811          59,811
   40,853                                                                                                              ------------
    Total comprehensive income                                --             --           --         --         --       1,592,960
                                                                                                                        -----------
Dividends declared ($0.245 per share)                         --             --     (726,512)        --         --        (726,512)
Issuance of shares under Stock Option Programs                32         16,626           --         --         --          16,658
                                                         --------   ------------ ------------  ---------  ---------     -----------
Balance at June 30, 2003                                $ 30,243   $ 17,201,936 $  4,692,950  ($ 98,349) $ 248,167    $ 22,074,947
                                                        ========   ============ ============  =========  =========     ============

Balance at December 31, 2003                            $ 30,308   $ 17,241,143 $  5,578,431  ($ 98,349) $ 123,549    $ 22,875,082
Comprehensive income:
   Net income                                                 --             --    1,649,378         --         --       1,649,378
   Change in net unrealized loss on investment
   services available for sale, net of taxes of               --             --           --         --   (722,304)       (722,304)
   $(408,970)                                                                                                          ------------
    Total comprehensive income                                --             --           --         --         --         927,074
                                                                                                                       ------------
                                                                                                                       ------------
Dividends declared ($0.25 per share)                          --             --     (753,587)        --         --        (753,587)
                                                        --------   ------------ ------------  ---------  ---------     ------------
Balance at June 30, 2004                                $ 30,308   $ 17,241,143 $  6,474,222  ($ 98,349) ($598,755)   $ 23,048,569
                                                        ========   ============ ============  =========  =========     ============

See Notes to Condensed Consolidated Financial Statements


              ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                       2004              2003
                                                                                    -------------    ---------------
Cash flows from operating activities:

   Net income                                                                        $1,649,378         $1,533,149
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                            210,000            381,065
   Depreciation and amortization                                                        150,462            145,526
   Accretion of loan discounts and fees                                               (121,535)          (119,097)
   Gain on sale of investment securities                                               (40,265)           (29,252)
   Net discount (accretion)/premium amortization on investment securities                95,405             33,042
   Decrease in other assets                                                             267,244            311,318

   Increase in other liabilities                                                         70,942            201,017
                                                                                   -------------    ---------------
     Net cash provided by operating activities                                        2,281,631          2,456,768
                                                                                   -------------    ---------------

Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity                 2,000,000         11,000,000
   Proceeds from maturities of investment securities available for sale                      --         14,500,000
   Proceeds from repayment of mortgage-backed securities held to maturity               606,568            680,560
   Proceeds from repayment of mortgage-backed securities available for sale             798,571          1,288,951
   Proceeds from the sale of investment securities available for sale                 1,089,497            500,000
   Purchase of investment securities held to maturity                                        --       (10,499,375)
   Purchase of investment securities available for sale                             (4,866,845)       (23,000,805)
   Net increase in interest-bearing deposits in other banks                           (276,331)        (9,343,398)
   Net (increase) decrease in loans                                                 (7,144,791)          5,699,212
   Purchase of premises and equipment                                                  (51,803)          (350,638)
                                                                                   -------------    ---------------
     Net cash used in investing activities                                          (7,845,134)        (9,525,493)
                                                                                   -------------    ---------------

Cash flows from financing activities:
   Net increase in transaction and savings deposits                                   6,960,817          7,201,067
   Net increase (decrease) in time deposits                                           1,888,924        (4,676,225)
   Net decrease in short-term borrowings                                            (1,885,104)        (1,595,715)
   Repayment of Federal Home Loan Bank borrowings                                     (450,460)          (245,905)
   Proceeds from Federal Home Loan Bank borrowings                                           --         10,000,000
   Proceeds from issuance of common stock, net of expenses                                   --             16,658
   Cash dividends paid to common stockholders                                         (753,587)          (726,512)
                                                                                  -------------    ---------------
     Net cash provided by financing activities                                        5,760,590          9,973,368
                                                                                   -------------    ---------------
   Cash and cash equivalents at beginning of year                                    18,437,169         15,976,161
                                                                                   -------------    ---------------
   Cash and cash equivalents at end of year                                         $18,634,256        $18,880,804
                                                                                   =============    ===============

Supplementary disclosures:

Interest paid on deposits and borrowings                                               $949,244         $1,022,466
                                                                                   =============    ===============
Income taxes paid                                                                    $1,135,000         $1,020,000
                                                                                   =============    ===============

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

The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States, the instructions for Form 10-Q, and regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2003, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company's 2003 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2004 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassifications may have been made to amounts previously reported for 2003 to conform with the 2004 presentation.

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

3.     Earnings per share
Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. The following table provides a reconciliation between the computation of basic EPS and diluted EPS:


                                                                                 For the 3 months          For the 6 months
                                                                                 ended June 30             ended June 30
                                                                               ---------------------   ----------------------
                                                                                 2004         2003        2004         2003
                                                                               ---------   ---------   ---------    ---------

Weighted Average Shares                                                        3,014,343   3,007,811   3,014,343    3,006,570
Effect of dilutive stock options                                                  11,558      15,569      11,845       15,963
                                                                               ---------   ---------   ---------    ---------
Dilutive potential average common shares                                       3,025,901   3,023,380   3,026,188    3,022,533
                                                                               =========   =========   =========    =========



4.       Stock-based compensation plans
At June 30, 2004, the Company has five stock-based compensation plans. The Company continues to account for grants under its stock option plans based on the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. There were no new stock-based compensation plans issued during the periods presented.


5.     Securities
The amortized cost and estimated fair value of investment securities to be held to maturity and investment securities available for sale at June 30, 2004 and December 31, 2003 are as follows:


                                                                    Gross         Gross        Estimated
                                                  Amortized       Unrealized   Unrealized        Fair
                                                  Cost Basis        Gains        Losses          Value
                                                 -------------   ------------ -------------- -------------

June 30, 2004:
Investment  Securities - available for
sale:
U.S. government agencies and
corporations                                     $14,000,000          --     $   387,910     $13,612,090
Mortgage-backed securities                         7,078,447         9,005       228,503       6,858,949
Marketable equity securities                      12,109,532       266,798       667,115      11,709,215
                                                 -----------   -----------   -----------     -----------
             Total                               $33,187,979   $   275,803   $ 1,283,528     $32,180,254
                                                 ===========   ===========   ===========     ===========
Investment Securities - held to
maturity:
U.S. government agencies and
corporations                                     $ 9,500,000           --        247,045     $ 9,252,955
Mortgage-backed securities                         1,838,766           --         18,266       1,820,500
                                                 -----------   -----------   -----------     -----------
            Total                                $11,338,766           --    $   265,311     $11,073,455
                                                 ===========   ===========   ===========     ===========

December 31, 2003:
Investment  Securities - available for sale:
U.S. government agencies and corporations        $12,000,000   $    13,900   $   123,760     $11,890,140
Mortgage-backed securities                         7,897,502        17,049        94,937       7,819,614
Marketable equity securities                      10,350,790       460,929        65,244      10,746,475
                                                 -----------   -----------   -----------     -----------
            Total                                $30,248,292   $   491,878   $   283,941     $30,456,229
                                                 ===========   ===========   ===========     ===========
Investment Securities-held to maturity:
U.S. government agencies and corporations        $11,499,462   $    21,343   $    76,860     $11,443,945
Mortgage-backed securities                         2,461,922           331         4,529       2,457,724
                                                 -----------   -----------   -----------     -----------
           Total                                 $13,961,384   $    21,674   $    81,389     $13,901,669
                                                 ===========   ===========   ===========     ===========


The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at June 30, 2004, is presented in the following table:

                                           Continuous unrealized losses existing for:
         (Dollars in thousands)       less than 12 months              greater than 12 months              Total
                                      ------------------------------------------------------------------------------------
                                      Fair Value      Unrealized        Fair Value    Unrealized    Fair Value  Unrealized
                                                        Losses                         Losses                   Losses
                                      ------------------------------------------------------------------------------------
U.S. government agencies                $22,865         $   635     $        --    $       --        $22,865    $   635
Mortgage-backed securities                5,074              90           2,893            157         7,967        247
Equity securities                         7,429             667              --             --         7,429        667
                                        -------         -------     -----------    -----------       -------    -------
    Total                               $35,368         $ 1,392     $     2,893    $       157       $38,261    $ 1,549
                                        =======         =======     ===========    ===========       =======    =======


The unrealized losses that existed at June 30, 2004, are the result of market changes in interest rates, since the securities' purchase. The unrealized losses associated with these investments are considered temporary as the Company has both the intent and ability to hold these investment securities for a period of time sufficient to allow for any anticipated recovery in fair value.


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

Results of Operations

Overview
The Company recorded net income of $831,000 for the three months ended June 30, 2004, as compared to $631,000 for the second quarter of 2003. Diluted earnings per share were $0.28 and $0.21 for the second quarter of 2004 and 2003, respectively. The 31.8% increase in net income compared to the same quarter last year was predominantly due to a 13.7% increase in net interest income and a 66.2% decrease in provision for loan losses. The return on average assets was 1.49% and the return on average equity was 14.38% for the second quarter of 2004, compared to a return on average assets of 1.21% and a return on average equity of 11.46% for the same period last year.

The Company recorded net income for the first six months of 2004 of $1,649,000, or $0.55 per share diluted, for an annualized return on average assets of 1.49% and an annualized return on average equity of 14.29%. Net income for the current year increased 7.6%, as compared to the same period in 2003. In comparison, net income for the six months ended June 30, 2003 was $1,533,000 or $0.51 per share diluted, with a return on average assets of 1.52% and a return on average equity of 14.18%. The increase in net income in 2004 compared to 2003 was predominately due to a 10.8% increase in net interest income combined with a 44.9% decrease in the provision for loan losses and was offset by a 14.2% increase in nonoperating expenses. Book value per share was $7.65 at June 30, 2004, an increase of $0.30 from the book value per share of $7.35 at June 30, 2003. The key components of net income are discussed in the following paragraphs.

Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income for the quarter ended June 30, 2004 increased 13.7% to $2,866,000 from $2,521,000 for the second quarter of 2003. The growth in net interest income was attributable to the growth in average earning assets. Average loans increased 4.9% to $159,491,000, compared to $152,097,000 for the second quarter of 2003. Average investment securities increased 52.8% to $45,157,000 compared to $29,561,000 in the prior year. The yield on average assets was 6.28%, an increase of 10 basis points from the second quarter of 2003.

Average interest bearing liabilities increased 1.8% to $140,594,000 in the second quarter of 2004 compared to the second quarter of 2003. The cost of interest-bearing funds decreased 27 basis points to 1.33%, as compared to 1.60% for the second quarter of 2003. The decrease in the cost of interest-bearing funds was due to the repricing of existing deposits at lower interest rates.

Our net interest margin, which is net interest income as a percentage of average interest-earning assets, was 5.40% for the second quarter of 2004, an increase of 33 basis points from 5.07% for the second quarter of 2003. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 4.95% for the second quarter of 2004, reflecting an increase of 37 basis points from the 4.58% reported in the second quarter of 2003.

The net interest income for the first six months of 2004 totaled $5,693,000, an increase of $556,000 or 10.8%, as compared to $5,137,000 for the same period in 2003. Average earning assets increased 9.1% to $211,957,000, as compared to $194,214,000 reported last year. Earning assets were funded with a 4.7% increase in the Company's average interest-bearing liabilities and a 24.0% increase in noninterest-bearing deposits. The improvement in the net interest income was a result of the increase in average earning assets combined with a decrease in the cost of interest-bearing liabilities. The net interest spread was 4.96% and the net interest margin was 5.40% for the first six months of 2004, reflecting an increase of 12 basis points in net interest spread and an increase of 7 basis points in net interest margin, compared to the same period in 2003.

The following table presents the average balances, net interest income and interest yields/rates for the second quarter and the year-to-date periods of 2004 and 2003.



 Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
               For the Three Months Ended June 30, 2004 and 2003
                             (Dollars in thousands)

                                                    2004                               2003
                                       -------------------------------------   -----------------------------------
                                                      Interest                           Interest
                                        Average       Income/      Average       Average    Income       Average
                                        Balances      Expense      Rates         Balances   Expense      Rates
                                       ----------    ----------    ---------    ---------- ---------- ----------

Assets
   Loans (1)                           $ 159,491     $   2,807        7.06%    $ 152,097   $   2,686      7.08%
   Investment securities                  45,157           505        4.49%       29,561         337      4.57%
   Federal funds sold                      1,485             4        1.08%       10,375          28      1.08%
   Interest-earning bank balances          6,677            15         .90%        7,377          21      1.14%
                                       ----------     --------                 ---------   --------
    Total earnings assets                 212,810        3,331        6.28%      199,410       3,072      6.18%
                                                                    -------    ---------   ---------     ------
   Allowance for loan losses              (2,232)       (2,390)
   Cash and due from banks                 8,073         7,560
   Other assets                            4,920         4,626
                                       ---------     ---------
     Total assets                      $ 223,571     $ 209,206
                                       =========     =========
Liabilities and Stockholders' Equity
   Savings, NOW and money market
   accounts                            $  78,656           168         0.86%   $  73,687         199      1.08%
   Certificates of deposit                48,765           221         1.82%      47,720         261      2.19%
   Short term borrowings                   3,458             5         0.58%       6,071          12      0.79%
   Long-term debt                          9,715            71         2.93%      10,597          79      2.99%
                                        --------     ---------                 ---------     -------
     Total interest-bearing              140,594           465         1.33%     138,075         551      1.60%
     liabilities                        --------     ---------                 ---------     -------

   Noninterest-bearing deposits           58,391                                  47,348
   Other liabilities                       1,409                                   1,719
   Stockholders' equity                   23,177                                  22,064
                                       ---------
     Total liabilities and             $ 223,571                               $ 209,206
     stockholders' equity              =========
Net interest income                                  $   2,866                              $   2,521
                                                     =========                              =========
Net interest spread                                                    4.95%                            4.58%
Net interest margin                                                    5.40%                            5.07%

(1) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
                 For the Six Months Ended June 30, 2004 and 2003
                             (Dollars in thousands)

                                                    2004                               2003
                                       -------------------------------    ----------------------------------
                                                    Interest                          Interest
                                          Average   Income/    Average      Average    Income       Average
                                          Balances  Expense    Rates        Balances   Expense      Rates
                                       -------------------------------    ----------------------------------
Assets

   Loans (1)                           $ 157,484   $   5,557    7.10%    $ 152,597   $   5,468      7.23%
   Investment securities                  45,735       1,018    4.48%       28,011         664      4.78%
   Federal funds sold                      2,503          11     .88%        7,434          41      1.11%
   Interest-earning bank balances          6,235          31    1.00%        6,172          35      1.14%
                                       ---------    --------            ----------    --------
   Total earnings assets                 211,957       6,617    6.28%      194,214       6,208      6.45%
                                       ---------    --------            ----------    --------
   Allowance for loan losses              (2,201)                           (2,363)
   Cash and due from banks                 7,829                             7,593
   Other assets                            4,900                             4,563
                                       ---------                         ---------
     Total assets                      $ 222,485                         $ 204,007
                                       =========                         =========
Liabilities and Stockholders' Equity
   Savings, NOW and money market
   accounts                            $  79,266         341    0.87%    $  72,333         400      1.12%
   Certificates of deposit                47,548         428    1.81%       49,035         543      2.23%
   Short term borrowings                   4,070          11    0.54%        6,741          28      0.84%
   Long-term debt                          9,829         144    2.95%        6,347         100      3.18%
                                       ---------    --------             ---------    --------
     Total interest-bearing              140,713         924    1.32%      134,456       1,071      1.61%
     liabilities                       ---------    --------             ---------    --------
   Noninterest-bearing deposits           57,307                            46,229
   Other liabilities                       1,251                             1,511
   Stockholders' equity                   23,214                            21,811
                                       ---------                         ---------
     Total liabilities and             $ 222,485                         $ 204,007
     stockholders' equity              =========                         =========
Net interest income                                $   5,693                         $   5,137
                                                   =========                         =========
Net interest spread                                             4.96%                               4.84%
Net interest margin                                             5.40%                               5.33%




(1) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued. Noninterest Income Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income decreased 4.4% in the second quarter of 2004 to $457,000 from $478,000 reported in the second quarter of 2003. Service charges on deposit accounts totaled $409,000, a decrease of 3.8% from the prior year total of $425,000. The decrease in service charge income was predominantly due to a lower level of overdraft fees. Other income, consisting of other fee-based services and the gain on the sale of loans, decreased in the second quarter of 2004 by 35.9% to $34,000, compared to $53,000 reported for the second quarter of 2003. The gain on sale of the guaranteed portion of SBA loans was $8,000 greater in the second quarter of 2003 than 2004. The gain on the sale of investment securities for the second quarter of 2004 was $13,000.

Total noninterest income for the six months ended June 30, 2004 was $912,000, a decrease of $86,000 or 8.6%, compared to $998,000 for the same period in 2003. Service charges on deposits decreased to a total of $816,000, compared to $844,000 for the same period last year, and was predominantly due to a decrease in the level of overdraft fees. Other income totaled $56,000, which was a decrease of $68,000, compared $124,000 reported for the first six months of 2003. The gain on the sale of the guaranteed portion of SBA loans was $ 41,000 less than the prior year period. The gain on the sale of investment securities was $40,000 for the first six months of 2004, as compared to $29,000 for the same period in 2003.


Noninterest Expense
Total noninterest expense for the second quarter of 2004 totaled $1,837,000, an increase of 11.7% or $193,000, as compared to $1,644,000 reported for second quarter of 2003. Salaries and benefits expense increased 12.5% to $894,000, due to increased staffing and benefit cost. Occupancy and equipment expense increased 4.3% to $340,000, primarily due to the opening of a branch office in Maryland in September 2003. Professional fees increased 26.0% to a total of $87,000, as a result of an increase in legal fees. Data processing fees increased 18.8% to $133,000, compared to $112,000, as a result of increases in software and maintenance costs. Other operating expense totaling $383,000 increased 12.3% or $42,000 in the second quarter of 2004 compared to 2003. The efficiency ratio declined slightly in the second quarter of 2004 to 55.3%, compared to 54.8% for the same period in 2003.

Total noninterest expense for the six months ended June 30, 2004 increased $455,000 or 14.2% to $3,655,000, as compared to $3,200,000 for the same period in 2003. The Company's efficiency ratio was 55.3%, up from the 52.2% reported in 2003, as a result of the decrease in noninterest income combined with the increase in noninterest expense. Salaries and benefit expense increased $187,000 or 11.7% to a total of $1,792,000, due to additional staff and the related benefit expense. Professional fees increased 65.6% to $197,000, as a result of an increase in legal fees. Occupancy and equipment increased 11.8% to $674,000, due to the addition of a new branch office in the third quarter of 2003 and an increase in service maintenance charges. Data processing expense increased 18.9% to $264,000, as a result of increases in software and maintenance costs. All other operating expenses increased 11.5% to $727,000, as compared to $652,000 reported for the same period in 2003.


Income Tax Expense
Income tax expense totaled $550,000 for the second quarter ended June 30, 2004, an increase of 32.9% from the income tax expense reported for the second quarter of 2003. The increase in income tax expense was a result of the 32.3% increase in the Company's pretax income, as compared to the second quarter of 2003. The effective tax rate for the second quarter of 2004 was 39.8%, compared to 39.6% for the second quarter of 2003.

Income tax expense for the first six months ended June 30, 2004 increased $71,000 or 7.0% to a total of $1,091,000, compared to the same period in 2003, as a result of an increase in pretax net income. The Company's effective tax rate was 39.8%, as compared to 40.0% for the same period in 2003.


Financial Condition

Overview
Total assets were $238,664,000 at June 30, 2004, compared to $231,906,000 at December 31, 2003, an increase of $6,758,000 or 2.9%. The increase in total assets was primarily attributable to a 4.6% increase in loans. Total liabilities increased 3.2% or $6,585,000 to $215,616,000, primarily due to an increase in deposits. Total stockholders' equity increased 0.8% to $23,049,000, as compared to December 31, 2003. The book value per share of common stock issued andoutstanding at June 30, 2004 was $7.65, compared to $7.59 at December 31, 2003.

Loans
Total loans outstanding at June 30, 2004 increased 4.6% or $7,244,000 from December 31, 2003 to a balance of $163,278,000. Commercial real estate loans grew 12.7% from the previous year-end, while commercial loan balances declined by 11.7%. Loan growth for the first half of 2004 showed signs of improvement as compared to 2003; however, the Company faces increased competition from the large regional banks for the small to medium size commercial loan business.
..
Investments securities
Investment securities available-for-sale are carried at estimated fair value and totaled $32,180,000 at June 30, 2004, an increase of 1,724,000 or 5.7% from the balance at December 31, 2003. Investment securities classified as held-to-maturity were $11,339,000 at June 30, 2004, a decrease of $2,622,000 or 18.8% from the
December 31, 2003 balance totaling $13,961,000.

Short-term investments
Short-term investments consisting of federal funds and interest bearing deposits in banks totaled $19,543,000, an increase of 3.8%, as compared to December 31, 2003.

Deposits
Deposits are the Company's primary source of funds. Total deposits increased 4.6% or $8,850,000 to $201,606,000 at June 30, 2004, as compared to December
31, 2003. Noninterest-bearing deposits totaled $65,427,000, an increase of $8,598,000 or 15.1% from the previous year-end. Interest-bearing deposits were $136,179,000, a slight increase from the balance of $135,928,000 at December 31, 2003. Money market accounts displayed the largest decrease, 9.6%, compared to December 31, 2003, due to the seasonal withdrawals of some of the Company's large corporate customers. All other deposit categories increased, compared to the previous year end.


Short-term borrowings
Short-term borrowings consisting of repurchase agreements decreased $1,885,000 or 35.0% to a balance of $3,505,000 at June 30, 2004, compared to December 31, 2003.

Long-term debt
Long-term debt consisted of term loans from the Federal Home Loan Bank of Atlanta ("FHLB") and totaled $9,580,000 at June 30, 2004, a decrease of $450,000 from the previous year-end, as a result of scheduled payments.

Stockholders' Equity
Stockholders' equity at June 30, 2004 was $23,049,000, an increase of $174,000 or 0.8% from December 31, 2003. The increase was primarily due to earnings of $1,649,000, less the dividends paid on the Company's common stock totaling 754,000, combined with the change in the unrealized loss on available-for-sale investment securities totaling $722,000.


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

The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management's ongoing evaluation. The provision for loan losses decreased for the first half of 2004 to a total of $210,000, compared to $381,000 for the same period in 2003. The balance of the allowance for loan losses was $2,307,000 or 1.41% of total loans at June 30, 2004, compared to $2,119,000 or 1.36% of loans at December 31, 2003.

Net loan charge-offs were $22,000 in 2004. During 2003, the weaken economic environment had adversely impacted the cash flows of some of our small commercial and commercial real estate borrowers, and as a result the Company experienced an increase in nonperforming loans that carried over into the first half of 2004. The increase in the provision is intended to address known and inherent losses that are both probable and estimable at June 30, 2004. While historical losses have been modest in years prior to 2003, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial and industrial, and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at June 30, 2004 is adequate given past experience and the underlying assessment of the Company's loan portfolio.


The following table presents an analysis of the allowance for loan losses at June 30, 2004 and December 31, 2003.

                                            2004         2003
                                         ----------   ----------
                                           (Dollars in thousands)
                                         -------------------------

Balance at beginning of period              $2,119    $2,297
Loans charged off:
   Commercial                                   46       829
   Real estate - commercial                     --        --
   Real estate - residential                    --        --
   Construction and development                 --        --
   Installment - individuals                    28         4
                                            ------    ------
     Total charge-offs                          74       833
                                            ------    ------
Recoveries:
   Commercial                                   51        23
   Real estate - commercial                     --        --
   Real estate - residential                    --        --
   Construction and development                 --        --
   Installment - individuals                     1        41
                                            ------    ------
     Total recoveries                           52        64
                                            ------    ------
Net charge-offs                                 22       769
                                            ------    ------
Provision for loan losses                      210       591
                                            ------    ------
Balance at end of period                    $2,307    $2,119
                                            ======    ======

Ratio of net charge-offs to average loans     0.01%     0.51%


Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. There were no loans past-due and still accruing interest at June 30, 2004 or December 31, 2003. Total nonperforming loans increased slightly at June 30, 2004 to $3,170,000, with balances of $1,776,000 guaranteed by the SBA. Nonperforming loans represented 1.33% of total assets. In comparison, nonperforming loans at December 31, 2003 were 1.24% of total assets and totaled $2,873,000, with balances of $1,665,000 guaranteed by the SBA. The largest nonperforming loans are a commercial SBA loan with a balance of $678,000 and a commercial real estate loan with a balance of $360,000.

The following table presents nonperforming assets by category at June 30, 2004 and December 31, 2003.


                                                2004           2003
                                              ----------     ----------
                                                (Dollars in thousands)
                                              -------------------------

Nonaccrual loans:
   Commercial                                       $2,096    $2,133
   Real Estate                                       1,074       740
   Installment - individuals                          --        --
                                                    ------    ------
                                                    ------    ------
     Total nonaccrual loans                          3,170     2,873
                                                    ------    ------
                                                    ------    ------
Past-due loans:
   Commercial                                         --        --
                                                    ------    ------
                                                    ------    ------
     Total nonperforming assets                     $3,170    $2,873
                                                    ======    ======

Nonperforming assets exclusive of SBA guarantee     $1,394    $1,208
Ratio of nonperforming assets to gross loans          1.94%     1.84%
Ratio of nonperforming assets to total assets         1.33%     1.24%
Allowance for loan losses to nonperforming assets       73%       74%


Loans totaling $5,838,000 and $7,290,000 at June 30, 2004 and December 31, 2003, respectively, were classified as monitored credits subject to management's attention and are not reported in the preceding table. The classifications of the monitored credits are reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $1,990,000 and $1,552,000 as of June 30, 2003 and December 31, 2003, respectively.


Liquidity and Capital Resources

Liquidity
Liquidity is a product of the Company's operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents increased slightly for the period ended June 30, 2004 to a balance of $18,634,000, as compared to the balance of $18,437,000 at December 31, 2003. Liquid assets represented 7.81% of total assets at June 30, 2004, as compared to 7.95% of total assets at December 31, 2003.

The Company has additional sources of liquidity available through unpledged investment securities available-for-sale totaling $20,895,000, and unsecured lines of credit available from correspondent banks, which can provide up to $16,000,000, as well as a credit facility through its membership in the FHLB of Atlanta.

Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Bank continue to maintain a strong capital position. The following table presents the Company's and the Bank's capital position relative to their various minimum statutory and regulatory capital requirements at June 30, 2004. The Company and the Bank are considered "well-capitalized" under regulatory guidelines.


                                Company                        Bank                 Minimal Capital
                         -------------------------    -------------------------
                          Amount         Ratio          Amount         Ratio           Requirements
                         ----------    -----------    -----------    ----------    ---------------------
                                                     (Dollars in thousands)
Leverage ratio            $23,647      10.58%          $23,307           10.43%           4.00%
Tier 1 risk-based ratio    23,647      12.30%           23,307           12.14%           4.00%
Total risk-based ratio     26,048      13.50%           25,864           13.47%           8.00%


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



                                    PART II.


Item 1 - Legal Proceedings
         None

Item 2- Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
        None

Item 3- Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to Vote of Security Holders

On May 18, 2004, Abigail Adams National Bancorp, Inc. (the Company) held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified. The votes cast and withheld for each such director was as follows:



                                                               FOR                  WITHHELD
                                                       --------------------    -------------------
                                                       --------------------    -------------------
                Kathleen Walsh Carr                         2,595,589                3,298
                A. George Cook                              2,595,583                3,304
                Jeanne D. Hubbard                           2,595,589                3,298
                Marshall T. Reynolds                        2,595,633                3,254
                Robert L. Shell                             2,595,633                3,254
                Marianne Steiner                            2,595,589                3,298
                Joseph L. Williams                          2,595,633                3,254
                Bonita A. Wilson                            2,595,614                3,273
                Douglas V. Reynolds                         2,595,583                3,304
                Patricia G. Shannon                         2,595,589                3,298



In addition, the Company's stockholders approved the ratification of the appointment of McGladrey & Pullen, LLP as the Company's independent certified public accountants for the year ending December 31, 2004, as follows:

                FOR      2,583,447        AGAINST  3,417    ABSTAIN  12,023
                         ---------                 -----             ------


Item 5 - Other Information
         None


Item 6 - Exhibits and Reports on Form 8-K

      (a)        Exhibits

                 Exhibit 31.1     Certification of the Chief Executive Officer
                 Exhibit 31.2     Certification of the Chief Financial Officer
                 Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer

      (b) Reports on Form 8-K

                 The Company filed a Form 8-K on July 23, 2004 to report that the Company had issued a press release announcing earnings for the three month period ending June 30, 2004.

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


                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
                                   Registrant


Date:         August 13, 2004                     /s/ Jeanne D. Hubbard
         -------------------------                ---------------------
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





Date:         August 13, 2004             /s/  Jeanne D. Hubbard
         -------------------------        ----------------------
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



Date:         August 13, 2004                  /s/   Karen E. Troutman
         -------------------------             -----------------------
                                               Karen E. Troutman
                                               Sr. Vice President and Chief
                                               Financial Officer

                                   Exhibit 32






      Certification of Chief Executive Officer and Chief Financial Officer


Jeanne D. Hubbard, President and Chief Executive Officer, and Karen E. Troutman, Senior Vice President and Chief Financial Officer of Abigail Adams National Bancorp, Inc. (the "Company") each certify in her capacity as an officer of the Company that she has reviewed the quarterly report on Form 10-Q for the quarter ended June 30, 2004 and that to the best of her knowledge:

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



Date:         August 13, 2004                        /s/  Jeanne D. Hubbard
         -------------------------                   ----------------------
                                                     Jeanne D. Hubbard
                                                     Chief Executive Officer




Date:         August 13, 2004                        /s/ Karen E. Troutman
         -------------------------                   ---------------------
                                                     Karen E. Troutman
                                                     Chief Financial Officer