Form 10-Q
period 2004-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2004-11-12
CIK 356809

United States
                       Securities and Exchange Ccommission
                             Washington, D.C. 20549


                                    Form 10-Q


    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2004
                                ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ----------------------

Commission File Number:                          0-10971
                       ---------------------------------------------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of November 11, 2004, registrant had outstanding 3,020,913 shares of common stock.

                                Table of Contents


Part I -   Financial Information                                           Page
--------------------------------                                           ----

    Item 1-  Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets                                   1
       Condensed Consolidated Statements of Income                             2
       Condensed Consolidated Statements of Changes in Stockholders' Equity    3
       Condensed Consolidated Statements of Cash Flows                         4
       Notes to Condensed Consolidated Financial Statements                    5

    Item 2 - Management's Discussion and Analysis                              6

    Item 3 - Quantitative and Qualitative Disclosures About Market Risk       14

    Item 4 - Controls and Procedures                                          14


Part II - Other Information

    Item 1 - Legal Proceedings                                                14

    Item 2 - Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities                                   14

    Item 3 - Defaults Upon Senior Securities                                  14

    Item 4 - Submission of Matters to Vote of Security Holders                14

    Item 5 - Other Information                                                14

    Item 6 - Exhibits and Reports on Form 8-K                                 14

   Signatures                                                                 15

   Exhibit 31.1                                                               16

   Exhibit 31.2                                                               17

   Exhibit 32                                                                 18

               Abigail Adams National Bancorp, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
              September 30, 2004 (unaudited) and December 31, 2003



                                                                          September 30, 2004        December 31, 2003
                                                                         ----------------------    --------------------
Assets
   Cash and due from banks                                                          $8,136,837              $9,746,854
   Federal funds sold                                                                6,356,000               8,690,315
   Interest-earning deposits in other banks                                          5,248,937              10,130,699
   Investment securities available for sale at fair value                           34,192,807              30,456,229
   Investment securities held to maturity (market values of
   $15,115,146 and $13,901,669 for 2004 and 2003, respectively)                     15,122,413              13,961,384
   Loans                                                                           167,617,392             156,034,227
     Less: allowance for loan losses                                               (2,457,073)             (2,119,448)
                                                                         ----------------------    --------------------
     Loans, net                                                                    165,160,319             153,914,779
                                                                         ----------------------    --------------------
   Premises and equipment, net                                                       1,161,898               1,475,535
   Other assets                                                                      3,439,836               3,530,000
                                                                         ----------------------    --------------------
          Total assets                                                            $238,819,047            $231,905,795
                                                                         ======================    ====================

Liabilities and Stockholders' Equity
   Liabilities:
     Deposits
       Noninterest-bearing deposits                                                $61,221,230             $56,828,660
       Interest-bearing deposits                                                   140,937,060             135,927,747
                                                                         ----------------------    --------------------
         Total deposits                                                            202,158,290             192,756,407
     Short-term borrowings                                                           3,901,265               5,390,326
     Long-term debt                                                                  7,353,517              10,030,117
     Other liabilities                                                               1,249,881                 853,863
                                                                         ----------------------    --------------------
         Total liabilities                                                         214,662,953             209,030,713
                                                                         ----------------------    --------------------
   Commitments and contingencies (Note 2)
   Stockholders' equity:
     Common stock, $0.01 par value, authorized 5,000,000 shares; issued
     3,037,353 shares in 2004 and 3,030,783 shares in 2003;
     outstanding 3,020,913 shares in 2004 and 3,014,343 shares in 2003                  30,374                  30,308
     Additional paid-in capital                                                     17,277,434              17,241,143
     Retained earnings                                                               7,034,196               5,578,431
       Less: Treasury stock, 17,170 shares in 2004 and 16,440 in 2003,
       at cost                                                                       (113,088)                (98,349)
     Accumulated other comprehensive income (loss)                                    (72,822)                 123,549
                                                                         ----------------------    --------------------
          Total stockholders' equity                                                24,156,094              22,875,082
                                                                         ----------------------    --------------------
          Total liabilities and stockholders' equity                              $238,819,047            $231,905,795
                                                                         ======================    ====================

See Notes to Condensed Consolidated Financial Statements

               Abigail Adams National Bancorp, Inc. and Ssubsidiary
                   Condensed Consolidated Statements of Income
                For the Periods Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                       For the three months ended           For the nine months ended
                                                             September 30,                        September 30,
                                                    ---------------------------------    --------------------------------
                                                         2004              2003              2004              2003
                                                    ---------------    --------------    --------------    --------------
Interest Income
   Interest and fees on loans                           $2,914,670        $2,633,737        $8,471,407        $8,101,459
   Interest and dividends on investment securities         516,064           443,992         1,534,158         1,108,151
   Other interest income                                    63,838            41,807           105,850           117,753
                                                    ---------------    --------------    --------------    --------------
     Total interest income                               3,494,572         3,119,536        10,111,415         9,327,363
                                                    ---------------    --------------    --------------    --------------
Interest Expense
   Interest on deposits                                    426,593           440,143         1,194,364         1,382,993
   Interest on short-term borrowings                         4,847            11,521            16,161            40,053
   Interest on long-term debt                               68,900            77,927           213,228           177,473
                                                    ---------------    --------------    --------------    --------------
     Total interest expense                                500,340           529,591         1,423,753         1,600,519
                                                    ---------------    --------------    --------------    --------------
   Net interest income                                   2,994,232         2,589,945         8,687,662         7,726,844
     Provision for loan losses                             105,000            90,000           315,000           471,065
                                                    ---------------    --------------    --------------    --------------
   Net interest income after provision for loan          2,889,232         2,499,945         8,372,662         7,255,779
   losses
                                                    ---------------    --------------    --------------    --------------
Noninterest income
   Service charges on deposit accounts                     349,592           419,638         1,165,261         1,263,894
   Gain on sale of investment securities                    47,116            40,800            87,381            70,052
   Other income                                             60,912            72,843           116,776           197,123
                                                    ---------------    --------------    --------------    --------------
     Total noninterest income                              457,620           533,281         1,369,418         1,531,069
                                                    ---------------    --------------    --------------    --------------
Noninterest expense
   Salaries and employee benefits                          918,333           829,574         2,710,636         2,434,166
   Occupancy and equipment expense                         337,720           342,319         1,011,291           945,197
   Professional fees                                        90,927            67,824           288,249           186,428
   Data processing fees                                     74,992           114,894           339,315           337,222
   Other operating expense                                 366,819           336,329         1,094,153           988,076
                                                    ---------------    --------------    --------------    --------------
     Total noninterest expense                           1,788,791         1,690,940         5,443,644         4,891,089
                                                    ---------------    --------------    --------------    --------------
Income before provision for income taxes                 1,558,061         1,342,286         4,298,436         3,895,759
Provision for income taxes                                 620,471           533,090         1,711,468         1,553,413
                                                    ---------------    --------------    --------------    --------------
      Net Income                                          $937,590          $809,196        $2,586,968        $2,342,346
                                                    ===============    ==============    ==============    ==============

Earnings per share:
   Basic                                                     $0.31             $0.27             $0.86             $0.78
   Diluted                                                   $0.31             $0.27             $0.86             $0.78
Average common shares outstanding:
   Basic                                                 3,019,342         3,010,793         3,016,021         3,007,993
   Diluted                                               3,027,489         3,024,720         3,026,634         3,023,278
Dividends per share:                                        $0.125            $0.125             $0.38             $0.37


See Notes to Condensed Consolidated Financial Statements

               Abigail Adams National Bancorp, Inc. and Subsidiary
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                                      Accumulated
                                                       Additional                                        Other
                                         Common         Paid-in         Retained        Treasury     Comprehensive
                                          Stock         Capital         Earnings         Stock       Income (loss)         Total
                                      ------------- --------------- --------------- --------------- --------------- -- -------------
Balance at December 31, 2002                 30,211     $17,185,310      $3,886,313       ($98,349)       $188,356      $21,191,841
Comprehensive income:
   Net income                                    --              --       2,342,346              --              --       2,342,346
   Change in net unrealized gain on
    investment securities available for
    sale, net of taxes of $(219,466)             --              --              --              --       (321,310)        (321,310)
                                                                                                                       -------------
     Total comprehensive income                  --              --              --              --              --       2,021,036
                                                                                                                       -------------
Dividends declared ($0.37 per share)             --              --     (1,097,742)              --              --      (1,097,742)
Issuance of shares under Stock Option
 Programs                                       97          55,833              --              --              --          55,930
                                     -------------- --------------- --------------- --------------- --------------- -- -------------
Balance at September 30, 2003              $30,308     $17,241,143      $5,130,917       ($98,349)      ($132,954)     $22,171,065
                                     ============== =============== =============== =============== =============== == =============

Balance at December 31, 2003               $30,308     $17,241,143      $5,578,431       ($98,349)       $123,549      $22,875,082
Comprehensive income:
   Net income                                   --              --       2,586,968              --              --       2,586,968
   Change in net unrealized loss
    on investment securities available
    for sale, net of taxes of ($134,128)        --              --              --              --       (196,371)        (196,371)
                                                                                                                      -------------

     Total comprehensive income                 --              --              --              --              --       2,390,597
Dividends declared ($0.38 per share)            --              --      (1,131,203)             --              --      (1,131,203)
Redemption of shares under ESOP                 --              --              --        (14,739)              --         (14,739)
Issuance of shares under Stock
 Option Programs                                66          36,291              --              --              --          36,357
                                     -------------- --------------- --------------- --------------- --------------- -- -------------
Balance at September 30, 2004              $30,374     $17,277,434      $7,034,196      ($113,088)       ($72,822)      24,156,094
                                     ============== =============== =============== =============== =============== == =============

See Notes to Condensed Consolidated Financial Statements

               Abigail Adams National Bancorp, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                       2004              2003
                                                                                   -------------    ---------------
Cash flows from operating activities:
   Net income                                                                        $2,586,968         $2,342,346
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                            315,000            471,065
   Depreciation and amortization                                                        222,268            220,128
   Accretion of loan discounts and fees                                               (178,563)          (177,801)
   Gain on sale of investment securities                                               (87,381)           (70,052)
   Net discount (accretion)/premium amortization on investment securities                74,152             70,392
   Decrease in other assets                                                             224,290            426,237

   Increase in other liabilities                                                        396,019                522
                                                                                   -------------    ---------------
     Net cash provided by operating activities                                        3,552,753          3,282,837
                                                                                   -------------    ---------------
Cash flows from investing activities:
   Proceeds from maturities of investment securities held to maturity                 2,000,000         11,000,000
   Proceeds from maturities of investment securities available for sale                      --         18,500,000
   Proceeds from repayment of mortgage-backed securities held to maturity               794,876          1,416,886
   Proceeds from repayment of mortgage-backed securities available for sale           1,121,224          1,892,095
   Proceeds from the sale of investment securities available for sale                 3,707,807          1,000,000
   Purchase of investment securities held to maturity                               (3,976,000)       (16,499,375)
   Purchase of investment securities available for sale                             (8,862,783)       (36,599,870)
   Net (increase) decrease in interest-bearing deposits in other banks                4,881,762       (20,991,401)
   Net (increase) decrease in loans                                                (11,381,977)          6,914,222

   Purchase of premises and equipment, net                                               91,369          (496,357)
                                                                                   -------------    ---------------
     Net cash used in investing activities                                         (11,623,722)       (33,863,800)
                                                                                   -------------    ---------------
Cash flows from financing activities:
   Net increase in transaction and savings deposits                                   8,516,464         22,874,057
   Net increase (decrease) in time deposits                                             885,419        (6,766,640)
   Net decrease in short-term borrowings                                            (1,489,061)        (1,005,512)
   Repayment of Federal Home Loan Bank borrowings                                   (2,676,600)          (469,685)
   Proceeds from Federal Home Loan Bank borrowings                                           --         10,000,000
   Proceeds from issuance of common stock, net of expenses                               36,357             55,930

   Payment of distributions from ESOP                                                  (14,739)                 --
   Cash dividends paid to common stockholders                                       (1,131,203)        (1,097,742)
                                                                                   -------------    ---------------
     Net cash provided by financing activities                                        4,126,637         23,590,408
                                                                                   -------------    ---------------
     Net decrease in cash and cash equivalents                                      (3,944,332)        (6,990,555)
   Cash and cash equivalents at beginning of year                                    18,437,169         15,976,161
                                                                                   -------------    ---------------
   Cash and cash equivalents at end of period                                       $14,492,837         $8,985,606
                                                                                   =============    ===============
Supplementary disclosures:

Interest paid on deposits and borrowings                                             $1,419,856         $1,495,010
                                                                                   =============    ===============
Income taxes paid                                                                    $1,585,000         $1,020,000
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

The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States, the instructions for Form 10-Q, and regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2003, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company's 2003 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2004 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassifications may have been made to amounts previously reported for 2003 to conform with the 2004 presentation.

2.   Contingent Liabilities

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes in outstanding commitments or contingent liabilities, since December 31, 2003.

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

                                                        For the 3 months                   For the 9 months
                                                       ended September 30                 ended September 30
                                                 -------------------------------    -------------------------------
                                                     2004             2003              2004             2003
                                                 -------------    --------------    -------------    --------------
Weighted Average Shares                             3,019,342         3,010,793        3,016,021         3,007,993
Effect of dilutive stock options                        8,147            13,927           10,613            15,285
                                                 -------------    --------------    -------------    --------------
Dilutive potential average common shares            3,027,489         3,024,720        3,026,634         3,023,278
                                                 =============    ==============    =============    ==============

4.       Stock-based compensation plans

At September 30, 2004, the Company has five stock-based compensation plans. The Company continues to account for grants under its stock option plans based on the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. There were no new stock-based compensation plans issued during the periods presented.

5.     Securities

The amortized cost and estimated fair value of investment securities to be held to maturity and investment securities available for sale at September 30, 2004 and December 31, 2003 are as follows:


                                           Amortized           Gross             Gross           Estimated
                                                             Unrealized       Unrealized           Fair
                                           Cost Basis          Gains            Losses             Value
                                          -------------     -------------    --------------    --------------
  September 30, 2004:
  Investment  Securities - available for
  sale:
  U.S. government agencies and
  corporations                             $17,995,975           $19,780           $85,017       $17,930,738
  Mortgage-backed securities                 6,747,213            22,971            62,233         6,707,951
  Marketable equity securities               9,572,180           172,526           190,588         9,554,118
                                          -------------     -------------    --------------    --------------
      Total                                $34,315,368          $215,277          $337,838       $34,192,807
                                          =============     =============    ==============    ==============
  Investment Securities - held to
  maturity:
  U.S. government agencies and
  corporations                             $13,477,137            38,348            46,240       $13,469,245
  Mortgage-backed securities                 1,645,276             2,657             2,032         1,645,901
                                          -------------     -------------    --------------    --------------
      Total                                $15,122,413           $41,005           $48,272       $15,115,146
                                          =============     =============    ==============    ==============

  December 31, 2003:
  Investment  Securities - available for
  sale:
  U.S.     government    agencies    and   $12,000,000           $13,900          $123,760       $11,890,140
  corporations
  Mortgage-backed securities                 7,897,502            17,049            94,937         7,819,614
  Marketable equity securities              10,350,790           460,929            65,244        10,746,475
                                          -------------     -------------    --------------    --------------
      Total                                $30,248,292          $491,878          $283,941       $30,456,229
                                          =============     =============    ==============    ==============
  Investment   Securities   -  held   to
  maturity:
  U.S.     government    agencies    and   $11,499,462           $21,343           $76,860       $11,443,945
  corporations
  Mortgage-backed securities                 2,461,922               331             4,529         2,457,724
                                          -------------     -------------    --------------    --------------
      Total                                $13,961,384           $21,674           $81,389       $13,901,669
                                          =============     =============    ==============    ==============

The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at September 30, 2004, is presented in the following table:


                                            Continuous unrealized losses existing for:
         (Dollars in thousands)           less than 12 months       greater than 12 months              Total
                                      --------------------------- ---------------------------- -------------------------
                                       Fair Value    Unrealized   Fair Value     Unrealized    Fair Value   Unrealized
                                                       Losses                      Losses                     Losses
                                      ------------- ------------- ------------ --------------- ------------ ------------
         U.S. government agencies           $7,913           $88       $1,956             $44       $9,869         $132
         Mortgage-backed securities          1,006             2        2,873              62        3,879           64
         Equity securities                   3,231            96        1,946              94        5,177          190
                                      ------------- ------------- ------------ --------------- ------------ ------------
             Total                         $12,150          $186       $6,775            $200      $18,925         $386
                                      ============= ============= ============ =============== ============ ============

The unrealized losses that existed at September 30, 2004, are the result of market changes in interest rates, since the securities' purchase. The unrealized losses associated with these investments are considered temporary as the Company has both the intent and ability to hold these investment securities for a period of time sufficient to allow for any anticipated recovery in fair value.


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

Results of Operations

Overview

The Company recorded net income of $938,000 for the three months ended September 30, 2004, as compared to $809,000 for the third quarter of 2003. Diluted earnings per share were $0.31 and $0.27 for the third quarter of 2004 and 2003, respectively. The 15.9% increase in net income compared to the same quarter last year was predominantly due to a 15.6% increase in net interest income. The return on average assets was 1.56% and the return on average equity was 15.69% for the third quarter of 2004, compared to a return on average assets of 1.47% and a return on average equity of 14.53% for the same period last year.

The Company recorded net income for the first nine months of 2004 of $2,587,000, or $0.86 per share diluted, for an annualized return on average assets of 1.52% and an annualized return on average equity of 14.78%. Net income for the current year increased 10.4%, as compared to the same period in 2003. In comparison, net income for the nine months ended September 30, 2003 was $2,342,000 or $0.78 per share diluted, with a return on average assets of 1.50% and a return on average equity of 14.30%. The increase in net income in 2004 compared to 2003 was predominately due to a 12.4% increase in net interest income combined with a 33.1% decrease in the provision for loan losses and was offset by a 11.3% increase in nonoperating expenses and a 10.6% decrease in noninterest income. Book value per share was $8.00 at September 30, 2004, an increase of $0.64 from the book value per share of $7.36 at September 30, 2003. The key components of net income are discussed in the following paragraphs.

Analysis of Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company's earnings. Net interest income for the quarter ended September 30, 2004 increased 15.6% to $2,994,000 from $2,590,000 for the third quarter of 2003. The growth in net interest income was attributable to the growth in average earning assets. Average loans increased 8.9% to $162,229,000, compared to $149,008,000 for the third quarter of 2003. Average investment securities increased 12.7% to $46,239,000 compared to $41,023,000 in the prior year. The yield on average assets was 6.10%, an increase of 16 basis points from the third quarter of 2003.

Average interest bearing liabilities increased 4.8% to $151,443,000 in the third quarter of 2004 compared to the third quarter of 2003. The cost of interest-bearing funds decreased 14 basis points to 1.31%, as compared to 1.45% for the third quarter of 2003. The decrease in the cost of interest-bearing funds was due to the repricing of existing deposits at lower interest rates.

Our net interest margin, which is net interest income as a percentage of average interest-earning assets, was 5.22% for the third quarter of 2004, an increase of 29 basis points from 4.93% for the third quarter of 2003. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 4.79% for the third quarter of 2004, reflecting an increase of 30 basis points from the 4.49% reported in the third quarter of 2003.

The net interest income for the first nine months of 2004 totaled $8,688,000, an increase of $961,000 or 12.4%, as compared to $7,727,000 for the same period in 2003. Average earning assets increased 9.1% to $217,146,000, as compared to $199,005,000 reported last year. Earning assets were funded with a 4.7% increase in the Company's average interest-bearing liabilities and a 23.9% increase in noninterest-bearing deposits. The improvement in the net interest income was a result of the increase in average earning assets combined with a decrease in the cost of interest-bearing liabilities. The net interest spread was 4.90% and the net interest margin was 5.34% for the first nine months of 2004, reflecting an increase of 18 basis points in net interest spread and an increase of 15 basis points in net interest margin, compared to the same period in 2003.

The following table presents the average balances, net interest income and interest yields/rates for the third quarter and the year-to-date periods of 2004 and 2003.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
             For the Three Months Ended September 30, 2004 and 2003
                             (Dollars in thousands)

                                                    2004                               2003
                                       -------------------------------    --------------------------------
                                                  Interest                           Interest
                                        Average    Income/   Average       Average    Income     Average
                                        Balances  Expense     Rates        Balances   Expense     Rates
                                       ---------- ---------- ---------    ---------- ---------- ----------
Assets
   Loans (1)                            $162,229     $2,915     7.13%      $149,008     $2,634      7.01%
   Investment securities                  46,239        516     4.43%        41,023        444      4.29%
   Federal funds sold                     10,390         34     1.30%         8,835         19      0.85%
   Interest-earning bank balances          8,555         29     1.34%         9,565         23      0.95%
                                       ---------- ----------              ---------- ----------
   Total earning assets                  227,413      3,494     6.10%       208,431      3,120      5.94%
                                       ---------- ----------              ---------- ----------
   Allowance for loan losses              (2,366)                            (2,344)
   Cash and due from banks                 8,392                              7,186
   Other assets                            4,913                              4,657
                                       ----------                         ----------
     Total assets                       $238,352                           $217,930
                                       ==========                         ==========
Liabilities and Stockholders' Equity
   Savings, NOW and money market
   accounts                               88,933        203     0.91%       $79,935        196      0.97%
   Certificates of deposit                49,892        223     1.77%        47,481        244      2.04%
   Short term borrowings                   3,350          5     0.59%         6,710         12      0.71%
   Long-term debt                          9,268         69     2.95%        10,399         78      2.98%
                                       ---------- ----------              ---------- ----------
     Total interest-bearing              151,443        500     1.31%       144,525        530      1.45%
     liabilities
                                       ---------- ----------              ---------- ----------
   Noninterest-bearing deposits           61,928                             50,037
   Other liabilities                       1,277                              1,269
   Stockholders' equity                   23,704                             22,099
                                       ----------                         ----------
     Total liabilities and
     stockholders' equity               $238,352                           $217,930
                                       ==========                         ==========
Net interest income                                   2,994                             $2,590
                                                  ==========                         ==========
Net interest spread                                             4.79%                               4.49%
Net interest margin                                             5.22%                               4.93%


(1) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

  Distribution of Assets, Liabilities and Stockholders' Equity Yields and Rates
              For the Nine Months Ended September 30, 2004 and 2003
                             (Dollars in thousands)

                                                    2004                               2003
                                       -------------------------------    --------------------------------
                                                   Interest                           Interest
                                        Average    Income/    Average      Average    Income      Average
                                        Balances   Expense     Rates       Balances   Expense      Rates
                                       ---------- ---------- ---------    ---------- ---------- ----------
Assets
   Loans (1)                            $159,077     $8,472     7.11%      $151,388     $8,101      7.15%
   Investment securities                  45,904      1,534     4.46%        32,396      1,108      4.57%
   Federal funds sold                      5,151         46     1.19%         7,906         60      1.01%
   Interest-earning bank balances          7,014         60     1.14%         7,315         58      1.06%
                                       ---------- ----------              ---------- ----------
   Total earning assets                  217,146     10,112     6.22%       199,005      9,327      6.27%
                                       ---------- ----------              ---------- ----------
   Allowance for loan losses             (2,257)                            (2,356)
   Cash and due from banks                 8,018                              7,456
   Other assets                            4,906                              4,595
                                       ----------                         ----------
     Total assets                       $227,813                           $208,700
                                       ==========                         ==========
Liabilities and Stockholders' Equity
   Savings, NOW and money market
   accounts                              $82,512        544     0.88%       $74,895        596      1.06%
   Certificates of deposit                48,335        651     1.80%        48,511        787      2.17%
   Short term borrowings                   3,828         16     0.56%         6,731         40      0.79%
   Long-term debt                          9,641        213     2.95%         7,712        177      3.06%
                                       ---------- ----------              ---------- ----------
     Total interest-bearing              144,316      1,424     1.32%       137,849      1,600      1.55%
     liabilities
                                       ---------- ----------              ---------- ----------
   Noninterest-bearing deposits           58,858                             47,513
   Other liabilities                       1,262                              1,431
   Stockholders' equity                   23,377                             21,907
                                       ----------                         ----------
     Total liabilities and              $227,813                           $208,700
     stockholders' equity
                                       ==========                         ==========
Net interest income                                  $8,688                             $7,727
                                                  ==========                         ==========
Net interest spread                                             4.90%                               4.72%
Net interest margin                                             5.34%                               5.19%

(1) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Noninterest Income

Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income decreased 14.1% in the third quarter of 2004 to $458,000 from $533,000 reported in the third quarter of 2003. Service charges on deposit accounts totaled $350,000, a decrease of 16.7% from the prior year total of $420,000. The decrease in service charge income was predominantly due to a lower level of overdraft and ATM fees. Other income, consisting of other fee-based services and the gain on the sale of loans, decreased in the third quarter of 2004 by 16.4% to $61,000, compared to $73,000 reported for the third quarter of 2003. The gain on sale of the guaranteed portion of SBA loans totaled $13,000 and was $21,000 less in the third quarter of 2004 than 2003. The gain on the sale of investment securities for the third quarter of 2004 was $47,000, compared to $41,000 recognized in 2003.

Total noninterest income for the nine months ended September 30, 2004 was $1,369,000, a decrease of $162,000 or 10.6%, compared to $1,531,000 for the same period in 2003. Service charges decreased $99,000 to a total of $1,165,000, compared the same period last year, due predominantly to a decrease in the level of overdraft and ATM fees. Other income totaled $117,000, which was a decrease of $80,000, compared $197,000 reported for the first nine months of 2003. The gain on the sale of the guaranteed portion of SBA loans was $17,000 less than the prior year period. The gain on the sale of investment securities was $87,000 for the first nine months of 2004, as compared to $70,000 for the same period in 2003.

Noninterest Expense

Total noninterest expense for the third quarter of 2004 totaled $1,789,000, an increase of 5.8% or $98,000, as compared to $1,691,000 reported for third quarter of 2003. Salaries and benefits expense increased 10.6% to $918,000, compared to $830,000, due to increased staffing and the related cost of benefits. Professional fees increased 33.8% to a total of $91,000, compared to $68,000 for the third quarter of 2003, as a result of an increase in legal fees. Data processing fees decreased 34.8% to $75,000, compared to $115,000, as a result of a temporary decrease in core processing fees. Other operating expense totaling $367,000 increased 9.2% or $31,000 in the third quarter of 2004 compared to 2003. The efficiency ratio improved in the third quarter of 2004 to 51.8%, compared to 54.1% for the same period in 2003.

Total noninterest expense for the nine months ended September 30, 2004 increased $553,000 or 11.3% to $5,444,000, as compared to $4,891,000 for the same period in 2003. The Company's efficiency ratio was 54.1%, up from the 52.8% reported in 2003, as a result of the decrease in noninterest income combined with the increase in noninterest expense. Salaries and benefit expense increased $276,000 or 11.3% to a total of $2,711,000, due to additional staff and the related benefit expense. Professional fees increased 54.8% to $288,000, as a result of an increase in legal fees. Occupancy and equipment increased 7.0% to $1,011,000, due the expenses associated with opening a branch office in September 2003. Data processing expense increased slightly in 2004 to $339,000. All other operating expenses increased 10.7% to $1,094,000, as compared to $988,000 reported for the same period in 2003.

 Income Tax Expense

Income tax expense totaled $620,000 for the third quarter ended September 30, 2004, an increase of 16.3% from the income tax expense reported for the third quarter of 2003. The increase in income tax expense was a result of the 16.1% increase in the Company's pretax income, as compared to the third quarter of 2003. The effective tax rate for the third quarter of 2004 was 39.8%, compared to 39.7% for the third quarter of 2003.

Income tax expense for the first nine months ended September 30, 2004 increased $158,000 or 10.2% to a total of $1,711,000, compared to the same period in 2003, as a result of an increase in pretax net income. The Company's effective tax rate was 39.8%, as compared to 39.9% for the same period in 2003.

Financial Condition

Overview

Total assets were $238,819,000 at September 30, 2004, compared to $231,906,000 at December 31, 2003, an increase of $6,913,000 or 3.0%. The increase in total assets was primarily attributable to a 7.4% increase in loans and an 11.0% increase in investment securities. Total liabilities increased 2.7% or $5,632,000 to $214,663,000, primarily due to an increase in deposits. Total stockholders' equity increased 5.6% to $24,156,000, as compared to December 31, 2003. The book value per share of common stock issued and outstanding at September 30, 2004 was $8.00, compared to $7.59 at December 31, 2003.

Loans

Total loans outstanding at September 30, 2004 increased 7.4% or $11,583,000 from December 31, 2003 to a balance of $167,617,000. Commercial real estate loans grew 14.6% from the previous year-end, while commercial loan balances remained flat. Loan originations during the first nine months of 2004 showed signs of improvement as compared to the same period in 2003.

Investments securities

Investment securities available-for-sale are carried at estimated fair value and totaled $34,193,000 at September 30, 2004, an increase of $3,737,000 or 12.3%
from the balance at December 31, 2003. Investment securities classified as held-to-maturity were $15,122,000 at September 30, 2004, an increase of $1,161,000 or 8.3% from the December 31, 2003 balance totaling $13,961,000.

Short-term investments

Short-term investments consisting of federal funds and interest earning deposits in banks totaled $11,605,000, a decrease of 38.3% from the total of $18,821,000 at December 31, 2003. Short-term funds were used in part to fund the growth in loans and investment securities.

Deposits

Deposits are the Company's primary source of funds. Total deposits increased 4.9% or $9,402,000 to $202,158,000 at September 30, 2004, as compared to
December 31, 2003. Noninterest-bearing deposits totaled $61,221,000, an increase of $4,392,000 or 7.7% from the previous year-end. Interest-bearing deposits were $140,937,000, a 3.7% increase from the balance of $135,928,000 at December 31, 2003. The largest increase in interest bearing accounts were the NOW accounts, with a 13.6% increase compared to December 31, 2003.

Short-term borrowings

Short-term borrowings consisting of repurchase agreements decreased $1,489,000 or 27.6% to a balance of $3,901,000 at September 30, 2004, compared to December 31, 2003.

Long-term debt

Long-term debt consisted of term loans from the Federal Home Loan Bank of Atlanta ("FHLB") and totaled $7,354,000 at September 30, 2004, a decrease of $2,676,000 from the previous year-end, as a result of the repayment of a matured advance and scheduled payments.

Stockholders' Equity

Stockholders' equity at September 30, 2004 was $24,156,000, an increase of $1,281,000 or 5.6% from December 31, 2003. The increase was primarily due to earnings of $2,587,000, less the dividends paid on the Company's common stock totaling $1,131,000, combined with the change in the unrealized loss on available-for-sale investment securities totaling $196,000.

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

The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management's ongoing evaluation. The provision for loan losses for the nine months ended September 30, 2004 was $315,000, compared to $471,000 for the same period in 2003. The balance of the allowance for loan losses was $2,457,000 or 1.47% of total loans at September 30, 2004, compared to $2,119,000 or 1.36% of loans at December 31, 2003. Net loan recoveries were $23,000 in 2004. During 2003, the weaken economic environment had adversely impacted the cash flows of some of our small commercial and commercial real estate borrowers, and as a result the Company experienced an increase in nonperforming loans. The increase in the provision is intended to address known and inherent losses that are both probable and estimable at September 30, 2004. While historical losses have been modest, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial and industrial, and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at September 30, 2004 is adequate given past experience and the underlying assessment of the Company's loan portfolio.

The following table presents an analysis of the allowance for loan losses at September 30, 2004 and December 31, 2003.

                                                   2004           2003
                                                ----------     ----------
                                                 (Dollars in thousands)
                                                ---------- --- ----------
   Balance at beginning of period                  $2,119         $2,297
   Loans charged off:
      Commercial                                       81            829
      Real estate - commercial                         --             --
      Real estate - residential                        --             --
      Construction and development                     --             --
      Installment - individuals                         3              4
                                                ----------     ----------
        Total charge-offs                              84            833
                                                ----------     ----------
   Recoveries:
      Commercial                                      106             23
      Real estate - commercial                         --             --
      Real estate - residential                        --             --
      Construction and development                     --             --
      Installment - individuals                         1             41
                                                ----------     ----------
        Total recoveries                              107             64
                                                ----------     ----------
   Net (recoveries) charge-offs                      (23)            769
                                                ----------     ----------
   Provision for loan losses                          315            591
                                                ----------     ----------
   Balance at end of period                        $2,457         $2,119
                                                ==========     ==========

   Ratio of net (recoveries)
    charge-offs to average loans                    (0.01%)          0.51%


Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. There was one loan past-due and still accruing interest at September 30, 2004 totaling $332,000, compared to no loans past-due at December 31, 2003. Total nonperforming loans decreased at September 30, 2004 to $2,270,000, with balances of $1,436,000 guaranteed by the SBA. Nonperforming loans represented 1.09% of total assets. In comparison, nonperforming loans at December 31, 2003 were 1.24% of total assets and totaled $2,873,000, with balances of $1,665,000 guaranteed by the SBA. The largest nonperforming loans are a commercial SBA loan with a balance of $570,000 and a commercial real estate loan with a balance of $307,000.

The following table presents nonperforming assets by category at September 30, 2004 and December 31, 2003.

                                                                             2004           2003
                                                                           ----------     ----------
                                                                            (Dollars in thousands)
                                                                           -------------------------
                    Nonaccrual loans:
                       Commercial                                             $1,852         $2,133
                       Real Estate                                               418            740
                       Installment - individuals                                                 --
                                                                           ----------     ----------
                         Total nonaccrual loans                                2,270          2,873
                                                                           ----------     ----------
                    Past-due loans:
                       Commercial                                                332             --
                                                                           ----------     ----------
                         Total nonperforming assets                           $2,602         $2,873
                                                                           ==========     ==========

                    Nonperforming assets exclusive of SBA guarantee             $894         $1,208
                    Ratio of nonperforming assets to gross loans               1.55%          1.84%
                    Ratio of nonperforming assets to total assets              1.09%          1.24%
                    Allowance for loan losses to nonperforming assets            94%            74%


Loans totaling $6,710,000 and $7,290,000 at September 30, 2004 and December 31, 2003, respectively, were classified as monitored credits subject to management's attention and are not reported in the preceding table. The classifications of the monitored credits are reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $1,951,000 and $1,552,000 as of September 30, 2004 and December 31, 2003, respectively.

Liquidity and Capital Resources

Liquidity

Liquidity is a product of the Company's operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents decreased for the period ended September 30, 2004 to a balance of $14,493,000, as compared to the balance of $18,437,000 at December 31, 2003. Liquid assets represented 6.07% of total assets at September 30, 2004, as compared to 7.95% of total assets at December 31, 2003.

The Company has additional sources of liquidity available through unpledged investment securities available-for-sale totaling $28,746,000, and unsecured lines of credit available from correspondent banks, which can provide up to $16,000,000, as well as a credit facility through its membership in the FHLB of Atlanta.

Capital Resources

Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Bank continue to maintain a strong capital position. The following table presents the Company's and the Bank's capital position relative to their various minimum statutory and regulatory capital requirements at September 30, 2004. The Company and the Bank are considered "well-capitalized" under regulatory guidelines.


                                              Company                        Bank
                                      -------------------------    -------------------------      Minimal Capital
                                       Amount         Ratio          Amount         Ratio           Requirements
                                      ----------    -----------    -----------    ----------    ---------------------
                                                      (Dollars in thousands)
Leverage ratio                          $24,229         10.17%        $23,873        10.02%            4.00%
Tier 1 risk-based ratio                  24,229         12.50%         23,873        12.33%            4.00%
Total risk-based ratio                   26,650         13.75%         26,544        13.71%            8.00%


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

              (b) Reports on Form 8-K

                    The Company filed a Form 8-K on October 25, 2004 to report that the Company had issued a press release announcing earnings for the three month period ending September 30, 2004.

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


                      ABIGAIL ADAMS NATIONAL BANCORP, INC.
                      -------------------------------------
                                   Registrant


Date:      November 12, 2004                  /s/  Jeanne D. Hubbard
           -----------------                  ---------------------------------
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


Date:      November 12, 2004              /s/ Jeanne D. Hubbard
           -------------------            ------------------------------------
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



Date:      November 12, 2004                  /s/ Karen E. Troutman
           ------------------                 ----------------------------------
                                              Karen E. Troutman
                                              Sr. Vice President and
                                              Chief Financial Officer

                                                                      Exhibit 32

      Certification of Chief Executive Officer and Chief Financial Officer


Jeanne D. Hubbard, President and Chief Executive Officer, and Karen E. Troutman, Senior Vice President and Chief Financial Officer of Abigail Adams National Bancorp, Inc. (the "Company") each certify in her capacity as an officer of the Company that she has reviewed the quarterly report on Form 10-Q for the quarter ended September 30, 2004 and that to the best of her knowledge:

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



Date:      November 12, 2004                        /s/ Jeanne D. Hubbard
           -----------------                        --------------------------
                                                    Jeanne D. Hubbard
                                                    Chief Executive Officer



Date:      November 12, 2004                        /s/ Karen E. Troutman
           -----------------                        --------------------------
                                                    Karen E. Troutman
                                                    Chief Financial Officer