Form 10-K
period 2004-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2005-03-30
CIK 356809

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of June 30, 2004, there were issued and outstanding 3,315,777 shares of the Registrant’s Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock ($13.68) as of June 30, 2004 was $32.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Sections of Annual Report to Stockholders for the year ended December 31, 2004 (Parts II and IV).

2.	Sections of the Proxy Statement for the 2005 Annual Meeting of Stockholders (Parts I and III).

PART I

Item 1. Description of Business.

General

Abigail Adams National Bancorp, Inc. (the “Company”) is a Delaware-chartered bank holding company which conducts business through its wholly-owned bank subsidiary, The Adams National Bank (the “Bank”). The Bank serves the nation’s capital through six full-service offices located in Washington, D.C. and Maryland. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Bank is regulated by the Office of the Comptroller of the Currency. The Company’s assets consist primarily of its ownership in the shares of the Bank’s common stock and cash it receives from the Bank in the form of dividends or other capital distributions. At December 31, 2004, the Company had consolidated assets of $251,192,000, deposits of $215,367,000 and stockholders’ equity of $24,760,000. The Bank exceeds all applicable regulatory capital requirements. See “Supervision and Regulation.”

The Bank was founded in 1977 as a national bank. Its deposits are federally insured to the maximum amount permitted by law.

On February 10, 2005, the Company entered an Agreement and Plan of Merger pursuant to which it would acquire Consolidated Bank & Trust Company, a Virginia chartered commercial bank for approximately $2.5 million. Pursuant to the agreement, each Consolidated Bank & Trust Company shareholder would receive 0.534 shares of company common stock for each of their shares. The acquisition is subject to regulatory approval and the approval of Consolidated Bank & Trust Company stockholders.

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

Lending Activities

The Bank provides a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofit organizations and other organizations. These services include, but are not limited to, commercial business loans, commercial real estate loans, renovation and mortgage loans, SBA loans, loan participations, consumer loans, revolving lines of credit and letters of credit. Consumer lending primarily consists of personal loans made on a direct, secured basis. Real estate loans are originated primarily for commercial purposes. To a lesser extent, the Bank originates construction loans. The Bank offers loans which have fixed rates, as well as loans with rates which adjust periodically. At December 31, 2004, approximately $81 million or 44.8% of the Bank’s total loan portfolio consisted of loans with adjustable rates.

The Bank provides financing to nonprofit organizations for construction and renovation of local headquarters, working capital lines of credit and equipment financing. Current nonprofit customers of the Bank include organizations which focus on issues relating to children’s rights, community housing, education and health care. At December 31, 2004, commercial and real estate loans to these customers totaled $9.4 million.

Commercial and real estate lending is performed by the Bank’s Lending Division, which is comprised of eight loan officers. The loan support staff includes the Loan Operations’ and Administration staff of eleven, who are responsible for preparing loan documents, recording and processing new loans and loan payments, ensuring compliance with regulatory requirements, and working with the Lending Division, in order to ensure the timely receipt of all initial and ongoing loan documentation and the prompt reporting of any exceptions. Credit analysis on loans is performed by the individual loan officers, using a credit analysis computer program, which provides not only the flexibility necessary to analyze loans but also the structure to ensure that all documentation requirements are appropriately met.

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

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Commercial business	$28,756	$31,979	$36,300	$32,707	$34,427
Real estate:
Commercial mortgage	90,477	81,001	80,674	77,279	55,214
Residential mortgage	49,737	34,184	34,736	23,765	20,320
Construction and land development	10,676	8,529	4,185	3,194	7,135
Consumer	958	659	979	1,394	1,527

Total loans	180,604	156,352	156,874	138,339	118,623
Less: net deferred loan fees	(332)	(318)	(338)	(278)	(183)

Total, net	$180,272	$156,034	$156,536	$138,061	$118,440

For further information regarding the Bank’s loan portfolio composition, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 4 to the Notes to the Consolidated Financial Statements.

Commercial Business Lending

The Bank provides a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one year to five years. These loans often require that borrowers maintain certain levels of deposits with the Bank as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 2004, commercial loans totaled $28,756,000, the largest of which had a principal balance of $3.0 million. This loan is an unsecured line of credit to a Fortune 500 company, and at December 31, 2004 was performing in accordance with its terms.

The Bank also offers Small Business Administration (“SBA”) guaranteed loans, which provide better terms and more flexible repayment schedules than conventional financing. SBA loans are guaranteed up to a maximum of 85% of the loan’s balance. As lending requirements of small businesses grow to exceed the Bank’s lending limit, the Bank has the ability to sell participations in these larger loans to other financial institutions. The Bank believes that such participations will help to preserve lending relationships while providing a high level of customer service. At December 31, 2004, SBA-guaranteed loans totaled $7,249,000.

Real Estate Lending

At December 31, 2004, the Bank’s real estate loan portfolio consisted of commercial real estate mortgages totaling $90,477,000, and residential real estate mortgages totaling $49,737,000. Commercial real estate loans are generally for terms of five years and amortize over a 15- and 25-year period. Commercial real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. In underwriting commercial real estate loans, the Bank considers the borrower’s overall creditworthiness and capacity to service debt, secondary sources or repayment and any additional collateral or credit enhancements. Our largest commercial real estate loan had a principal balance of $3,828,000 at December 31, 2004 and was secured by first deed of trust. At December 31, 2004 this loan was performing in accordance with its terms.

Residential real estate loans are generally for terms of five years and amortize over a 25 year period. Residential real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. Our largest residential real estate loan had a principal balance of $3,085,000 at December 31, 2004. At December 31, 2004 this loan was performing in accordance with its terms. The underwriting for a residential real estate loan is the same as for a commercial real estate loan as stated above.

The majority of the $10,676,000 in construction and land development loans at December 31, 2004 are primarily for construction and renovation of commercial real estate properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending involves significant additional risks, as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers. The payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Bank limits the aggregate amount of outstanding construction loans, and generally makes such loans only in its market area and to borrowers with which it has substantial experience or who are otherwise well known to the Bank. It is the Bank’s current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Bank also obtains appraisals on each property in accordance with applicable regulations.

Consumer Lending

The Bank’s consumer lending includes loans for motor vehicles, and small personal credit lines. Consumer loans generally involve more risk than residential real estate mortgage and commercial real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower’s continuing financial stability. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Bank considers the borrower’s credit history, an analysis of the borrower’s income, expenses and ability to repay the loan and the value of the collateral. At December 31, 2004, consumer loans totaled $958,000.

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

Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 2004, the Bank had nonperforming loans of $1,877,000 and a ratio of nonperforming loans to total assets of 0.7%.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, including among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and valuation of other real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2004, the total allowance was $2,558,000, which amounted to 1.4% of total loans and 136% of nonperforming loans. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for potential loan losses.

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

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans	Amount	% of Loans in Each Category to total Loans
	(Dollars in thousands)
Balance at end of period applicable to:
Commercial business	$720	15.9%	$740	20.5%	$817	23.1%	$673	23.7%	$602	42.6%
Real estate-mortgages	1,826	83.6	1,372	79.1	1,361	76.2	1,155	75.3	942	55.8
Consumer	12	0.5	7	0.4	13	0.7	34	1.0	66	1.6
Unallocated	—	—	—	—	106	—	49	—	44	—

Total allowance for loan losses	$2,558	100.0%	$2,119	100.0%	$2,297	100.0%	$1,911	100.0%	$1,654	100.0%

For the year ended December 31, 2004, gross interest income which would have been recorded had the nonaccruing loans of $1,877,000 been current in accordance with their original terms amounted to $204,000. The amounts that were included in interest income on such loans were $258,000 for the year ended December 31, 2004. As of December 31, 2004, the Bank does not have any loans which are not disclosed in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans. For further information regarding the Bank’s allowance for loan losses and asset quality see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 4 to the Notes to the Consolidated Financial Statements.

Investment Activities

The Bank’s investment portfolio consists of obligations of U.S. Government sponsored agencies and corporations, mortgage-backed securities, and marketable equity securities. At December 31, 2004, investments totaled $50,835,000 of which $33,890,000 were classified as available for sale. Total investment securities classified as held to maturity were $16,945,000 at December 31, 2004. For further information regarding the Bank’s investments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Investments” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 3 to the Notes to the Consolidated Financial Statements.

Investment Portfolio. The following tables set forth the carrying value of our investments at the dates indicated. At December 31, 2004, the market value of our investment securities and interest bearing deposits was approximately $53.1 million.

	At December 31,
	2004	2003	2002
	(In Thousands)
U.S. Government and agency obligations	$33,328	$23,390	$15,605
Mortgage-backed securities	7,860	10,282	6,991
Marketable equity securities	9,647	10,746	3,949
Interest-earning deposits	2,420	10,131	3,486

Total investments	$53,255	$54,549	$30,031

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

The Bank’s deposits totaled $215,367,000 at December 31, 2004. Demand deposits totaled $59,676,000 and comprised 27.7% of total deposits. Savings, NOW, and money market accounts totaled $101,074,000 and comprised 46.9% of total deposits. Certificates of deposits were 25.4% of the total deposits for a balance of $54,617,000. For further information regarding the Bank’s deposits see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Deposits” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 6 to the Notes to the Consolidated Financial Statements.

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004. These deposits represented 16.7% of our total deposits at December 31, 2004.

Remaining Maturity	Amount
(In Thousands)
Three months or less	$6,474
Three through six months	9,093
Six through twelve months	12,205
Over twelve months	8,198

Total	$35,970

Borrowed Funds

The Company’s short-term borrowings consist of securities sold under repurchase agreements totaling $2,667,000 at December 31, 2004. Long-term debt consists of a term advances from the FHLB at a average fixed rate of 3.18%. FHLB advances totaled $7,127,000 at December 31, 2004. For further information regarding the Bank’s borrowed funds see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Borrowed Funds” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Notes 9 and 10 to the Notes to the Consolidated Financial Statements.

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

Employees

At December 31, 2004, the Company employed 68 people on a full time basis. The employees are not represented by a union and management believes that its relations with its employees are good.

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

Premiums for Deposit Insurance

Insurance of Deposit Accounts. Deposit accounts in the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. The Bank’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

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

The USA PATRIOT Act

The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Financial institutions, such as the Bank, have been subject to a federal anti-money laundering obligation for years. The USA PATRIOT Act has no material impact on the Bank’s operations.

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

Although we have incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, such compliance has not had a material impact on our results of operations or financial condition to date. However, the Company expects costs will increase in the future as a result of its continued efforts to implement the Sarbanes-Oxley and to comply with the SEC’s requirement that management issue an internal control report and assessment beginning with its 2006 annual report to shareholders.

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

In 2004, the Company and the Bank incurred rental expense on leased real estate of approximately $830,000. The Company considers all of the properties leased by the Bank to be suitable and adequate for their intended purposes.

Item 3. Legal Proceedings.

Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company or the Bank is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and issuer Purchases of Equity Securities.

The Company’s Common Stock is currently listed on the Nasdaq National Market under the symbol “AANB,” and there is an established market for such common stock.

The following table sets forth the range of the high and low sales prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by the Nasdaq National Market. Historical data has been restated to reflect the 10% stock dividend declared on December 21, 2004.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended

March 31, 2003	$14.36	$12.06	$0.109
June 30, 2003	16.14	13.01	0.114
September 30, 2003	16.59	13.45	0.114
December 31, 2003	17.82	15.55	0.114
March 31, 2004	17.64	15.28	0.114
June 30, 2004	16.55	12.74	0.114
September 30, 2004	15.64	12.73	0.114
December 31, 2004	20.81	15.02	0.114

As of December 31, 2004, the Company had 536 stockholders of record, and there were 3,322,820 shares issued and outstanding, net of shares held in Treasury.

The Company did not repurchase any shares of its common stock during the fourth quarter.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted-average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders	—	$—	170,156
Equity compensation plans not approved by security holders	12,100	$5.21	—

Total	12,100	$5.21	170,156

The Company adopted a non-statutory stock option plan on February 15, 2000 that was not submitted for approval to the stockholders. A total of 30,250 shares of common stock were authorized for issuance to key employees and non-employee directors. All options were granted at an exercise price of $5.21 per share, representing 90% of the fair market value of the Company’s common stock. The options vested over three years and expire after ten years from the date of grant. As of December 31, 2004, 20,084 options have been exercised.

The Company has a 1987 stock option plan providing for the award of non-statutory options to purchase 170,156 shares of common stock. This plan was approved by stockholders. No options have ever been awarded under this plan.

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

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information.

None

PART III

Except as set forth below, The information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by the Form 10-K.

Item 10. Directors, Executive Officers, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company’s website at www.adamsbank.com.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets, December 31, 2004 and 2003

•	Consolidated Statements of Income Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Changes in Stockholders’ Equity Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (4)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (5)

10.1	1996 Employee Incentive Stock Option Plan and Agreement (6)

10.2	1996 Directors Stock Option Plan and Agreement (7)

10.3	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (8)

10.4	Employment Agreement between the Bank and Kate Walsh Carr (9)

13	Annual Report to Shareholders

14	Code of Ethics (10)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form SB-2 filed July 9, 1996.
(3)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4)	Incorporated by reference to Exhibits 1-3 to the Company’s Registration Statement on Form 8-A dated April 12, 1994.
(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.
(6)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(7)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 1996.
(8)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(9)	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(10)	Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	See the exhibits filed under Item 15(a)(3)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ABIGAIL ADAMS NATIONAL BANCORP, INC.

Date: March 29, 2005	By:	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard, Chairwoman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jeanne D. Hubbard	By:	/s/ Karen E. Troutman
	Jeanne D. Hubbard, Chairwoman of the Board		Karen E. Troutman, Principal Financial
	and Chief Executive Officer		and Accounting Officer

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ Kathleen W. Carr	By:	/s/ Patricia G. Shannon
	Kathleen W. Carr, Director		Patricia G. Shannon, Director

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ A. George Cook	By:	/s/ Marianne Steiner
	A. George Cook, Director		Marianne Steiner, Director

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ Douglas V. Reynolds	By:	/s/ Joseph L. Williams
	Douglas V. Reynolds, Director		Joseph L. Williams, Director

Date: March 29, 2005		Date: March 29, 2005

By:	/s/ Marshall T. Reynolds	By:	/s/ Bonita A. Wilson
	Marshall T. Reynolds, Director		Bonita A. Wilson, Director

Date: March 29, 2005		Date: March 29, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (4)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (5)

101	1996 Employee Incentive Stock Option Plan and Agreement (6)

10.2	1996 Directors Stock Option Plan and Agreement (7)

10.3	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (8)

10.4	Employment Agreement between the Bank and Kate Walsh Carr (9)

13	Annual Report to Shareholders

14	Code of Ethics (10)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form SB-2 filed July 9, 1996.
(3)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Exhibits 1-3 to the Company’s Registration Statement on Form 8-A dated April 12, 1994.
(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.
(6)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(7)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(8)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(9)	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(10)	Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	See the exhibits filed under Item 15(a)(3)