Form 10-K/A
period 2004-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2005-04-08
CIK 356809

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

STATEMENT OF PURPOSE

This amendment is being filed for the purpose of filing the signed auditor’s report which was inadvertently omitted from the original filing.

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

ABIGAIL ADAMS NATIONAL BANCORP, INC.

Date: April 6, 2005	By:	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard, Chairwoman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jeanne D. Hubbard	By:	/s/ Karen E. Troutman
	Jeanne D. Hubbard, Chairwoman of the Board		Karen E. Troutman, Principal Financial
	and Chief Executive Officer		and Accounting Officer

Date: April 6, 2005		Date: April 6, 2005

By:	/s/ Kathleen W. Carr	By:	/s/ Patricia G. Shannon
	Kathleen W. Carr, Director		Patricia G. Shannon, Director

Date: April 6, 2005		Date: April 6, 2005

By:	/s/ A. George Cook	By:	/s/ Marianne Steiner
	A. George Cook, Director		Marianne Steiner, Director

Date: April 6, 2005		Date: April 6, 2005

By:	/s/ Douglas V. Reynolds	By:	/s/ Joseph L. Williams
	Douglas V. Reynolds, Director		Joseph L. Williams, Director

Date: April 6, 2005		Date: April 6, 2005

By:	/s/ Marshall T. Reynolds	By:	/s/ Bonita A. Wilson
	Marshall T. Reynolds, Director		Bonita A. Wilson, Director

Date: April 6, 2005		Date: April 6, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (4)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (5)

101	1996 Employee Incentive Stock Option Plan and Agreement (6)

10.2	1996 Directors Stock Option Plan and Agreement (7)

10.3	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (8)

10.4	Employment Agreement between the Bank and Kate Walsh Carr (9)

13	Annual Report to Shareholders

14	Code of Ethics (10)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form SB-2 filed July 9, 1996.
(3)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(4)	Incorporated by reference to Exhibits 1-3 to the Company’s Registration Statement on Form 8-A dated April 12, 1994.
(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.
(6)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(7)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(8)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(9)	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(10)	Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	See the exhibits filed under Item 15(a)(3)