Form 10-Q
period 2005-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2005-05-16
CIK 356809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended	March 31, 2005

or

☐     transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from___________________________________________to_________________________________________

Commission File Number:	0-10971

ABIGAIL ADAMS NATIONAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1508198

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1130 Connecticut Ave., NW, Washington, DC	20036

(Address of principal executive offices)	(Zip Code)

202.772.3600

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☑ Yes     ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 9, 2005, registrant had outstanding 3,323,576 shares of Common stock.

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2005 (unaudited) and December 31, 2004

Assets	March 31, 2005	December 31, 2004
Cash and due from banks	$11,599,368	$5,108,881
Federal funds sold	2,183,000	10,374,000
Interest-earning deposits in other banks	5,481,361	2,419,794

Total cash and cash equivalents	19,263,729	17,902,675

Investment securities available for sale, at fair value	33,000,243	33,889,746

Investment securities held to maturity (market values of $16,442,858 and $16,817,816 for 2005 and 2004, respectively)	16,829,412	16,944,928
Loans	174,226,451	180,272,019
Less: allowance for loan losses	(2,720,596)	(2,557,987)

Loans, net	171,505,855	177,714,032

Premises and equipment, net	1,228,003	1,136,125
Other assets	4,393,960	3,604,781

Total assets	$246,221,202	$251,192,287

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$61,483,739	$59,675,550
Interest-bearing deposits	149,072,612	155,691,528

Total deposits	210,556,351	215,367,078
Short-term borrowings	2,206,861	2,667,414
Long-term debt	6,899,344	7,126,751
Other liabilities	1,650,935	1,271,060

Total liabilities	221,313,491	226,432,303

Commitments and contingencies (Note 2)

Stockholders’ equity:
Common stock, $0.01 par value, authorized 5,000,000 shares;
issued 3,340,904 shares in 2005 and 3,340,904 shares in 2004
outstanding 3,322,820 shares in 2005 and 3,322,820 shares in 2004	33,409	33,409
Additional paid-in capital	22,624,690	22,627,824
Retained earnings	2,785,584	2,279,153
Less: Treasury stock, 18,084 shares in 2005 and 2004, at cost	(98,349)	(98,349)
Accumulated other comprehensive loss	(437,623)	(82,053)

Total stockholders’ equity	24,907,711	24,759,984

Total liabilities and stockholders’ equity	$246,221,202	$251,192,287

See Notes to Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Interest Income
Interest and fees on loans	$3,133,634	$2,749,628
Interest and dividends on investment securities	545,014	513,339
Other interest income	67,865	22,802

Total interest income	3,746,513	3,285,769

Interest Expense
Interest on deposits	559,904	379,272
Interest on short-term borrowings	3,810	6,339
Interest on long-term debt	55,105	73,083

Total interest expense	618,819	458,694

Net interest income	3,127,694	2,827,075
Provision for loan losses	65,000	105,000

Net interest income after provision for loan losses	3,062,694	2,722,075

Noninterest income
Service charges on deposit accounts	314,488	406,719
Gain on sale of investment securities	—	27,055
Other income	113,816	21,458

Total noninterest income	428,304	455,232

Noninterest expense
Salaries and employee benefits	1,055,289	898,708
Occupancy and equipment expense	334,494	333,537
Professional fees	89,582	110,409
Data processing fees	115,496	131,524
Other operating expense	369,307	344,103

Total noninterest expense	1,964,168	1,818,281

Income before provision for income taxes	1,526,830	1,359,026
Provision for income taxes	605,044	540,735

Net Income	$921,786	$818,291

Earnings per share:
Basic	$0.28	$0.25
Diluted	$0.28	$0.25
Average common shares outstanding:
Basic	3,322,820	3,315,777
Diluted	3,331,373	3,329,121
Dividends per share:	$0.125	$0.114
See Notes to Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2005 and 2004
(Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2003	$30,308	$17,241,143	$5,578,431	($98,349)	$123,549	$22,875,082

Comprehensive income:

Net income	—	—	818,291	—	—	818,291
Unrealized gains during period of $369,239 on investment securities available for sale, net of taxes of $149,850 and reclassification adjustment for gains on sales of available for sale securities of $27,055, net of taxes of $16,075	—	—	—	—	203,314	203,314

Total comprehensive income	—	—	—	—	—	1,021,605

Dividends declared ($0.114 per share)	—	—	(376,794)	—	—	(376,794)

Balance at March 31, 2004	$30,308	$17,241,143	$6,019,928	($98,349)	$326,863	$23,519,893

Balance at December 31, 2004	$33,409	$22,627,824	$2,279,153	($98,349)	($82,053)	$24,759,984
Comprehensive income:
Net income	—	—	921,786	—	—	921,786
Unrealized losses during the period of ($598,438)on investment securities available for sale, net of tax benefit of ($242,868)	—	—	—	—	(355,570)	(355,570)

Total comprehensive income	—	—	—	—	—	566,216

Fractional shares 10% stock dividend	—	(3,134)	—	—	—	(3,134)
Dividends declared ($0.125 per share)	—	—	(415,355)	—	—	(415,355)

Balance at March 31, 2005	$33,409	$22,624,690	$2,785,584	($98,349)	$(437,623)	$24,907,711

See Notes to Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$921,786	$818,291
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	65,000	105,000
Depreciation and amortization	74,091	74,305
Accretion of loan discounts and fees	(69,745)	(51,544)
Gain on sale of investment securities	—	(27,055)
Net premium amortization on investment securities	18,228	26,938
Deferred income tax benefits	(14,267)	—
Increase in other assets	(532,045)	(516,258)
Increase in other liabilities	379,875	625,625

Net cash provided by operating activities	842,923	1,055,302

Cash flows from investing activities:
Proceeds from repayment of mortgage-backed securities held to maturity	114,588	226,992
Proceeds from repayment of mortgage-backed securities available for sale	273,766	302,215
Proceeds from the sale of investment securities available for sale	—	616,553
Purchase of investment securities available for sale	—	(4,866,845)
Net decrease (increase) in loans	6,212,922	(2,220,703)
Purchase of premises and equipment, net	(165,970)	(42,850)

Net cash provided (used in) by investing activities	6,435,306	(5,984,638)

Cash flows from financing activities:
Net decrease in transaction and savings deposits	(6,843,612)	(8,828,389)
Net increase (decrease) in time deposits	2,032,886	(1,541,133)
Net decrease in short-term borrowings	(460,553)	(2,346,585)
Repayment of Federal Home Loan Bank borrowings	(227,407)	(224,932)
Payment of 10% stock dividend on fractional shares	(3,134)	—
Cash dividends paid to common stockholders	(415,355)	(376,794)

Net cash used in financing activities	(5,917,175)	(13,317,833)

Net increase(decrease) in cash and cash equivalents	1,361,054	(18,247,169)
Cash and cash equivalents at beginning of year	17,902,675	28,567,868

Cash and cash equivalents at end of year	$19,263,729	$10,320,699

Supplementary disclosures:
Interest paid on deposits and borrowings	$522,589	$404,244

Income taxes paid	$850,000	$119,470

See Notes to Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

1.  Basis of presentation
Abigail Adams National Bancorp, Inc. (the “Company”) is the parent company of The Adams National bank (the “Bank”). As used herein, the term Company includes the Bank, unless the context otherwise requires.

The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States, the instructions for Form 10-Q, and regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2004, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2004 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2005 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassifications may have been made to amounts previously reported for 2004 to conform with the 2005 presentation. The earnings per share, average shares outstanding, and dividends per share data for the three months ended March 31, 2004 have been adjusted for the 10% stock dividend declared on December 21, 2004 and paid on January 14, 2005.

2.  Contingent Liabilities
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes, since December 31, 2004.

3.  Earnings per share
Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. The weighted average shares and effect of dilutive stock options for the three months ended March 31, 2004 have been adjusted for the 10% stock dividend declared on December 21, 2004. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS for the quarters ended March 31, 2005 and 2004.

	For the three months ended
	March 31,
	2005	2004
Weighted average shares	3,322,820	3,315,777
Effect of dilutive stock options	8,553	13,344

Dilutive potential average common shares	3,331,373	3,329,121

4.  Stock-based compensation plans
At March 31, 2005, the Company had two stock-based compensation plans. The Company continues to account for grants under its stock option plans based on the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. There were no new stock-based compensation awards granted during the periods presented.

5.  Securities
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at March 31, 2005 and December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
March 31, 2005:
Investment Securities – available for sale:
U.S. government sponsored agencies	$17,996,421	$—	$448,491	$17,547,930
Mortgage-backed securities	6,178,445	832	192,251	5,987,026
Marketable equity securities	9,561,912	73,195	169,821	9,465,287

Total	$33,736,778	$74,027	$810,563	$33,000,243

Investment Securities – held to maturity:
U.S. government sponsored agencies	$15,468,848	$—	$373,383	$15,095,465
Mortgage-backed securities	1,360,564	123	13,294	1,347,393

Total	$16,829,412	$123	$386,677	$16,442,858

December 31, 2004:
Investment Securities – available for sale:
U.S. government sponsored agencies	$17,996,184	$9,716	$143,800	$17,862,100
Mortgage-backed securities	6,465,532	1,812	86,903	6,380,441
Marketable equity securities	9,566,128	204,287	123,210	9,647,205

Total	$34,027,844	$215,815	$353,913	$33,889,746

Investment Securities – held to maturity:
U.S. government sponsored agencies	$15,465,282	$4,664	$125,946	$15,344,000
Mortgaged-backed securities	1,479,646	193	6,023	1,473,816

Total	$16,944,928	$4,857	$131,969	$16,817,816

The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at March 31, 2005 and December 31, 2004, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	exiting for less than 12 months		existing greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2005:
U.S. government sponsored agencies	$30,748,395	$716,874	$1,895,000	$105,000	$32,643,395	$821,874
Mortgage-backed securities	4,500,150	81,789	2,594,798	123,756	7,094,948	205,545
Marketable equity securities	—	—	915,640	169,821	915,640	169,821

Total	$35,248,545	$798,663	$5,405,438	$398,577	$40,653,983	$1,197,240

December 31, 2004:
U.S. government sponsored agencies	$19,280,400	$206,146	$1,936,400	$63,600	$21,216,800	$269,746
Mortgage-backed securities	4,838,522	13,027	2,745,669	79,899	7,584,191	92,926
Marketable equity securities	3,003,350	83,879	1,998,000	39,331	5,001,350	123,210

Total	$27,122,272	$303,052	$6,680,069	$182,830	$33,802,341	$485,882

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses that existed as of March 31, 2005 and December 31, 2004, are a result of market changes in interest rates since the securities’ purchase. This factor coupled with the fact the Bank has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held to maturity and available-for-sale portfolios are temporary.

6.  Acquisition of Consolidated Bank and Trust Company
On February 10, 2005, Abigail Adams National Bancorp, Inc. entered into an Agreement and Plan of Merger to acquire Consolidated Bank and Trust Company (CB&T), a Virginia chartered commercial bank. CB&T is $70 million in assets and provides commercial banking services through two branches in Richmond and one in Hampton, Virginia. Under the terms of the merger agreement, which has been approved by the Boards of Directors of both companies, a to be formed, wholly owned subsidiary of AANB will merge with CB&T, with CB&T as the resulting corporation. CB&T shareholders will receive 0.534 shares of AANB stock for each CB&T share, subject to adjustment under certain circumstances as described in the agreement. The aggregate merger consideration is approximately 139,100 shares of AANB’s common stock. The acquisition is subject to regulatory approval and the approval of CB&T’s shareholders. The transaction is expected to be finalized sometime in the third quarter of 2005.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Abigail Adams National Bancorp, Inc. (the “Company”) is the parent of The Adams National Bank (the “Bank”), a national bank with six full-service branches located in the greater metropolitan Washington, D.C. area. The Company reports its financial results on a consolidated basis with the Bank.

The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004.

Results of Operations

Overview
The Company recorded net income of $922,000 for the first three months of 2005, as compared to $818,000 for the first quarter of 2004. Diluted earnings per share were $0.28 and $0.25 for the first quarter of 2005 and 2004, respectively. The 12.7% increase in net income compared to the same quarter last year was predominantly due to a 10.6% increase in net interest income and a 38.1% decrease in the provision for loan losses that offset an 8.0% increase in noninterest expense. Book value per share was $7.50 at March 31, 2005, an increase of $0.05 from the book value per share of $7.45 at December 31, 2004. The return on average assets was 1.51% and the return on average equity was 14.93% for the first quarter of 2005, compared to a return on average assets of 1.50% and a return on average equity of 14.15% for the same period last year.

Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended March 31, 2005 increased 10.6% to $3,128,000 from $2,827,000 for the first quarter of 2004. The growth in net interest income was attributable to the growth in average earning assets, particularly loans. Average loans increased 11.8%, to $173,747,000, compared to the prior period. Average investment securities increased 9.3% to $50,602,000 compared to $46,312,000 in the prior year. The 2005 first quarter yield on average assets was 6.44%, an increase of 18 basis points from the yield of 6.26% for the first quarter of 2004.

Funding for earning assets comes from interest-bearing liabilities, non-interest-bearing liabilities and stockholders’ equity. The percentage of average earning assets funded by average interest-bearing liabilities increased to 68.0% during the first quarter of 2005, compared to 66.7% for the same period in 2004. Average interest bearing liabilities increased 13.9%, over the first quarter of 2004. The cost of interest-bearing funds for the quarter ended March 31, 2005, increased 26 basis points to 1.57%. The increase in the cost of interest-bearing liabilities reflect deposits bearing higher interest rates in a rising interest rate environment.

The net interest margin, which is net interest income as a percentage of average interest-earning assets, was 5.38% for the first quarter of 2005, a decrease of 1 basis point from 5.39% for the first quarter of 2004. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 4.87% for 2005, reflecting a decrease of 8 basis points from the 4.95% reported in the first quarter of 2004.

The following table presents the average balances, net interest income and interest yields/rates for the first three months of 2005 and 2004.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended March 31, 2005 and 2004
(Dollars in thousands)

	2005			2004
		Interest			Interest
	Average	Income/	Average	Average	Income	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$173,747	$3,134	7.32%	$155,478	$2,750	7.11%
Investment securities	50,602	545	4.37%	46,312	513	4.46%
Federal funds sold	2,997	17	2.30%	3,520	8	.91%
Interest-earning bank balances	8,532	51	2.42%	5,793	15	1.04%

Total earnings assets	235,878	$3,747	6.44%	211,103	$3,286	6.26%

Allowance for loan losses	(2,616)			(2,171)
Cash and due from banks	8,815			7,550
Other assets	4,741			4,882

Total assets	$246,818			$221,364

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$96,645	$273	1.15%	$79,876	$173	0.87%
Certificates of deposit	54,088	287	2.15%	46,330	206	1.79%
Short term borrowings	2,624	4	0.62%	4,682	7	0.60%
Long-term debt	7,021	55	3.18%	9,944	73	2.95%

Total interest-bearing liabilities	160,378	619	1.57%	140,832	459	1.31%

Noninterest-bearing deposits	59,879			56,223
Other liabilities	1,526			1,058
Stockholders’ equity	25,035			23,251

Total liabilities and stockholders’ equity	$246,818			$221,364

Net interest income		$3,128			$2,827

Net interest spread			4.87%			4.95%
Net interest margin			5.38%			5.39%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Noninterest Income
Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income totaled $428,000, a decrease of 5.9% or $27,000 from the first quarter of 2004. Service charges on deposit accounts totaled $314,000, a decrease of 22.9% from the prior year total of $407,000. The decrease was due to a lower level of transactions yielding overdraft fees, checking account service charges and ATM usage fees. Other income, consisting of other fee-based services and the gain on the sale of loans, increased by $93,000 in 2005 to $114,000, compared to the same period in 2004. In the first quarter of 2005, there was a $33,000 gain from sales of the guaranteed portion of SBA loans. There were no loan sales in the first quarter of 2004. There were no gains on the sale of investment securities for the first quarter of 2005, compared to $27,000 in 2004.

Noninterest Expense
Noninterest expense in the first quarter of 2005 totaled $1,964,000, an increase of 8.0%, as compared to the first quarter of 2004. Salaries and benefits expense increased 17.4% to $1,055,000, due to additions in lending staff driven by increased lending activity. Professional fees decreased 18.2% to a total of $90,000, as a result of a decrease in legal fees. Data processing fees decreased by 12.2% to $115,000 due to lower services charges and software maintenance cost in comparison to the first quarter of 2004. The efficiency ratio improved in the first quarter of 2005 to 55.2%, compared to 55.4% for the same period in 2004.

Income Tax Expense
Income tax expense totaled $605,000 for the quarter ended March 31, 2005, an increase of 11.8% from the income tax expense reported for the first quarter of 2004. The increase in income tax expense in 2005 was a result of the 12.7% increase in the Company’s pretax income, as compared to the first quarter of 2004. The effective tax rate for 2005 was 39.6%, compared to 39.8% for the first quarter of 2004.

Financial Condition

Overview
Total assets were $246,221,000 at March 31, 2005, compared to $251,192,000 at December 31, 2004, a decrease of $4,971,000 or 2.0%. Total liabilities decreased 2.3% or $5,119,000 to $221,313,000 from December 31, 2004.

Loans
 Total loans outstanding at March 31, 2005 decreased 3.4% or $6,046,000 from December 31, 2004 to a balance of $174,226,000. The decrease was due to the payoff of two large commercial loans. Loan demand continued to be strong with loan origination activity in the first quarter of 2005 exceeding the first quarter of 2004 by $4,730,000.
        .
Investment Securities
 Investment securities available-for-sale are carried at estimated fair value and totaled $33,000,000 at March 31, 2005, a decrease of $890,000 or 2.6% from the balance at December 31, 2004. Investment securities classified as held-to-maturity were $16,829,000 at March 31, 2005, a decrease of $116,000 or 0.7% from December 31, 2004.

Short-term Investments
Short-term investments, consisting of federal funds and interest earning deposits in banks, decreased a total of $5,130,000 or 40.1% in the first quarter of 2005, as compared to December 31, 2004, primarily to fund the outflow of deposits.

Other Assets
Total other assets increased 22% or $789,000 at March 31, 2005 compared to December 31, 2004. The increase was primarily due to the increase in the deferred tax asset resulting from the mark to market valuations on investment securities and various other temporary differences. Also, prepaid expenses increased due to the annual renewals of various contracts.

Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased 2.2% to $210,556,000 at March 31, 2005, a decrease of $4,811,000 from December 31, 2004, due to seasonal fluctuations in the balances of some of the Company’s large commercial and not-for-profit customers. Noninterest-bearing deposits totaled $61,484,000, an increase of $1,808,000 or 3.0% from the previous year-end. Interest-bearing deposits were $149,073,000, a decrease of $6,619,000 or 4.3% compared to the balance of $155,692,000 at December 31, 2004. The largest decrease was in money market accounts, down by 7.1% or $4,650,000 from the previous year-end.

Short-term Borrowings
Short-term borrowings, consisting of repurchase agreements, decreased $460,000 or 17.2% to $2,207,000 at March 31, 2005, due to seasonal fluctuations in the balances of non-for-profit customers.

Long-term Debt
Long-term debt consisted of term loans from the Federal Home Loan Bank of Atlanta (“FHLB”) and totaled $6,899,000 at March 31, 2005, a decrease of $228,000 from the previous year-end, as a result of scheduled payments.

Stockholders’ Equity
Stockholders’ equity at March 31, 2005 was $24,908,000, an increase of 0.6% from December 31, 2004. The increase was primarily due to first quarter earnings of $922,000, less the dividends paid on the Company’s common stock totaling $415,000, and the increase in the unrealized loss on available-for-sale investment securities to $438,000.

Asset Quality

Loan Portfolio and Adequacy of the Allowance for Loan Losses
Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

The Company manages the risk characteristics of its entire loan portfolio in an effort to maintain an adequate allowance for loans losses and identify problem loans so that the risks in the portfolio can be identified on a timely basis. Management performs a periodic analysis of risk factors that includes the primary sources of repayment on individual loans, liquidity and financial condition of borrowers and guarantors, and the adequacy of collateral. Loans subject to individual reviews are analyzed and segregated by risk according to the Company’s internal risk rating scale. Management also considers the character of the loan portfolio, changes in nonperforming and past-due loans, historical loss experience, concentrations of loans to specific borrowers and industries, and general and regional economic conditions, as well as other factors existing at the determination date. This review takes into account the judgment of the individual loan officers, the credit risk manager, senior management and the Board of Directors. The Company also has an independent loan review performed by an outside consultant periodically throughout the year. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. The provision for loan losses decreased in the first quarter of 2005 to a total of $65,000, compared to $105,000 for the same period in 2004. Due to the strengthening of the economic environment, the Company has experienced a decrease in nonperforming loans compared to previous years. The balance of the allowance for loan losses was $2,721,000 or 1.56% of total loans at March 31, 2005, compared to $2,558,000 or 1.42% of loans at December 31, 2004. Net loan recoveries were $98,000 in the first quarter of 2005. The increase in the allowance for loan losses is intended to address known and inherent losses that are both probable and estimable at March 31, 2005. While historical losses have been modest in prior years, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial and industrial, and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at March 31, 2005 is adequate given past experience and the underlying assessment of the Company’s loan portfolio.

The following table presents an analysis of the allowance for loan losses at March 31, 2005 and December 31, 2004.

	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$2,558	$2,119
Loans charged off:
Commercial	—	80
Real estate — commercial	—	—
Real estate — residential	—	—
Construction and development	—	—
Installment — individuals	—	22

Total charge-offs	—	102

Recoveries:
Commercial	98	120
Real estate — commercial	—	—
Real estate — residential	—	—
Construction and development	—	—
Installment — individuals	—	1

Total recoveries	98	121

Net recoveries	(98)	(19)

Provision for loan losses	65	420

Balance at end of period	$2,721	$2,558

Ratio of net recoveries to average loans	(0.06%)	(0.01%)

Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. There were no past-due loans at March 31, 2005 or December 31, 2004 that were still accruing interest. Total nonperforming loans at March 31, 2005 were $1,071,000, with balances of $287,000 guaranteed by the SBA, and represented 0.43% of total assets. In comparison, nonperforming loans at December 31, 2004 were 0.75% of total assets and totaled $1,877,000, with balances of $1,006,000 guaranteed by the SBA. The decrease in nonperforming loans was due to payoffs by borrowers. The largest component of nonperforming loans is a commercial real estate loan with a balance of $304,000.

The following table presents nonperforming assets by category at March 31, 2005 and December 31, 2004.

	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$486	$1,353
Real Estate	585	524
Installment — individuals	—	—

Total nonaccrual loans	1,071	1,877

Past-due loans	—	—

Total nonperforming assets	$1,071	$1,877

Nonperforming assets exclusive of SBA guarantee	$784	$871
Ratio of nonperforming assets to gross loans	0.61%	1.04%
Ratio of nonperforming assets to total assets	0.43%	0.75%
Allowance for loan losses to nonperforming assets	254%	136%

Loans totaling $6,548,000 and $5,735,000 at March 31, 2005 and December 31, 2004, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. The classification of monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $1,420,000 and $1,910,000 as of March 31, 2005 and December 31, 2004, respectively.

Liquidity and Capital Resources

Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents increased for the quarter ended March 31, 2005 by $1,361,000, to a balance of $19,264,000, as compared to the balance of $17,903,000 at December 31, 2004. Liquid assets increased to 7.82% of total assets at March 31, 2005, as compared to 7.13% of total assets at December 31, 2004.

The Company has additional sources of liquidity available through unpledged investment securities available-for-sale totaling $19,483,000, and unsecured lines of credit available from correspondent banks, which can provide up to $16,000,000, as well as a credit facility through its membership in the FHLB.

Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Bank continue to be capitalized well in excess of required levels. The following table presents the Company’s and the Bank’s capital position relative to their various minimum statutory and regulatory capital requirements at March 31, 2005. The Company and the Bank are considered “well-capitalized” under regulatory guidelines.

	Company		Bank		Minimal Capital
	Amount	Ratio	Amount	Ratio	Requirements
	(Dollars in thousands)

Leverage ratio	$25,345	10.27%	$25,089	10.17%	4.00%

Tier 1 risk-based ratio	25,345	12.31%	25,089	12.20%	4.00%

Total risk-based ratio	27,918	13.56%	27,911	13.57%	8.00%

Forward Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to”, “will continue”, “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of conducting its’ business. Market risk is the potential loss arising from adverse changes in interest rates, prices, and liquidity. The Company has established the Asset/Liability Committee (ALCO) to monitor and manage those risks. ALCO meets periodically and is responsible for approving asset/liability policies, formulating and implementing strategies to improve balance sheet and income statement positioning, and monitoring the interest rate sensitivity. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities). These simulations provide a test for embedded interest rate risk and takes into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors. The results are compared to risk tolerance limits set by ALCO policy. Based on the Company’s most recent interest rate sensitivity analysis, the impact to the net interest income and economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is moderate.

Item 4 — Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

Item 1 - Legal Proceedings

              None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

(b) Reports on Form 8-K

The Company filed a Form 8-K on January 25, 2005 to report that the Company had issued a press release announcing earnings for the three month period ending December 31, 2004.

The Company filed a Form 8-K on February 14, 2005 to report that the Company had entered into a definitive merger agreement to acquire Consolidated Bank and Trust Company, a Virginia chartered commercial bank.

The Company filed a Form 8-K/A on April 18, 2005 to amend the initial Form 8-K filed on February 14, 2005 for the purposes of including the financial statements and pro forma financial statements and pro forma financial information required by Item 9.01 of Form 8-K.

The Company filed a Form 8-K on April 26, 2005 to report that the Company had issued a press release announcing earnings for the three month period ending March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIGAIL ADAMS NATIONAL BANCORP, INC.
Registrant

Date: May 16, 2005	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard
Chairwoman of the Board, President and Director (Principal Executive Officer)