Form 10-Q
period 2005-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2005-08-15
CIK 356809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☑ Yes            No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of August 12, 2005, registrant had outstanding 3,462,126 shares of common stock.

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2005 (unaudited) and December 31, 2004

	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$9,382,601	$5,108,881
Federal funds sold	195,000	10,374,000
Interest-earning deposits in other banks	4,732,274	2,419,794

Total cash and cash equivalents	14,309,875	17,902,675

Investment securities available for sale, at fair value	32,369,141	33,889,746

Investment securities held to maturity (market values of $16,492,894 and $16,817,816 for 2005 and 2004, respectively)	16,709,779	16,944,928
Loans	191,197,843	180,272,019
Less: allowance for loan losses	(2,708,185)	(2,557,987)

Loans, net	188,489,658	177,714,032

Premises and equipment, net	1,244,767	1,136,125
Other assets	4,722,959	3,604,781

Total assets	$257,846,179	$251,192,287

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$63,087,295	$59,675,550
Interest-bearing deposits	158,880,918	155,691,528

Total deposits	221,968,213	215,367,078
Short-term borrowings	1,755,842	2,667,414
Long-term debt	6,671,282	7,126,751
Other liabilities	1,764,788	1,271,060

Total liabilities	232,160,125	226,432,303

Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,341,660 shares in 2005 and 3,340,904 in 2004; outstanding 3,323,576 shares in 2005 and 3,322,820 shares in 2004	33,417	33,409
Additional paid-in capital	22,628,620	22,627,824
Retained earnings	3,314,639	2,279,153
Less: Treasury stock, 18,084 shares in 2005 and 2004, at cost	(98,349)	(98,349)
Accumulated other comprehensive loss	(192,273)	(82,053)

Total stockholders’ equity	25,686,054	24,759,984

Total liabilities and stockholders’ equity	$257,846,179	$251,192,287

See Notes to Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
For the Periods Ended June 30, 2005 and 2004
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$3,438,327	$2,807,110	$6,571,961	$5,556,738
Interest and dividends on investment securities	527,262	504,755	1,072,276	1,018,094
Other interest income	91,825	19,209	159,690	42,011

Total interest income	4,057,414	3,331,074	7,803,927	6,616,843

Interest Expense
Interest on deposits	852,835	388,499	1,412,739	767,771
Interest on short-term borrowings	3,785	4,975	7,595	11,314
Interest on long-term debt	53,844	71,245	108,949	144,328

Total interest expense	910,464	464,719	1,529,283	923,413

Net interest income	3,146,950	2,866,355	6,274,644	5,693,430
Provision for loan losses	35,000	105,000	100,000	210,000

Net interest income after provision for loan losses	3,111,950	2,761,355	6,174,644	5,483,430

Noninterest income
Service charges on deposit accounts	303,895	408,951	618,383	815,670
Gain on sale of investment securities	—	13,210	—	40,265
Other income	197,963	34,406	311,779	55,863

Total noninterest income	501,858	456,567	930,162	911,798

Noninterest expense
Salaries and employee benefits	1,082,920	893,595	2,138,209	1,792,303
Occupancy and equipment expense	328,333	340,034	662,827	673,571
Professional fees	70,146	86,913	159,728	197,322
Data processing fees	119,437	132,799	234,933	264,324
Other operating expense	443,525	383,233	812,832	727,333

Total noninterest expense	2,044,361	1,836,574	4,008,529	3,654,853

Income before provision for income taxes	1,569,447	1,381,348	3,096,277	2,740,375
Provision for income taxes	624,943	550,261	1,229,987	1,090,997

Net Income	$944,504	$831,087	$1,866,290	$1,649,378

Earnings per share:
Basic	$0.28	$0.25	$0.56	$0.50
Diluted	$0.28	$0.25	$0.56	$0.50
Average common shares outstanding:
Basic	3,323,368	3,315,777	3,323,096	3,315,777
Diluted	3,331,251	3,328,491	3,331,455	3,328,807
Dividends per share:	$0.125	$0.114	$0.250	$0.227
See Notes to Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2005 and 2004
(Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2003	$30,308	$17,241,143	$5,578,431	($98,349)	$123,549	$22,875,082
Comprehensive income:
Net income	—	—	1,649,378	—	—	1,649,378
Unrealized losses during period of ($1,175,397) on investment securities available for sale, net of tax benefit of ($477,017) and reclassification adjustment for gains on sales of available for sale securities of $40,265, net of taxes of $16,341	—	—	—	—	(722,304)	(722,304)

Total comprehensive income	—	—	—	—	—	927,074

Dividends declared ($0.23 per share)	—	—	(753,587)	—	—	(753,587)

Balance at June 30, 2004	$30,308	$17,241,143	$6,474,222	($98,349)	($598,755)	$23,048,569

Balance at December 31, 2004	$33,409	$22,627,824	$2,279,153	($98,349)	($82,053)	$24,759,984
Comprehensive income:
Net income	—	—	1,866,290	—	—	1,866,290
Unrealized losses during the period of ($185,504) on investment securities available for sale, net of tax benefit of ($75,284)	—	—	—	—	(110,220)	(110,220)

Total comprehensive income	—	—	—	—	—	1,756,070

Fractional shares 10% stock dividend	—	(3,134)	—	—	—	(3,134)
Issuance of shares under Stock Option Program	8	3,930	—	—	—	3,938
Dividends declared ($0.25 per share)	—	—	(830,804)	—	—	(830,804)

Balance at June 30, 2005	$33,417	$22,628,620	$3,314,639	($98,349)	($192,273)	$25,686,054

See Notes to Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$1,866,290	$1,649,378
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100,000	210,000
Depreciation and amortization	153,120	150,462
Accretion of loan discounts and fees	(141,325)	(121,535)
Gain on sale of investment securities	—	(40,265)
Net premium amortization on investment securities	33,615	95,405
(Increase) decrease in other assets	(1,042,893)	267,244
Increase in other liabilities	493,728	70,942

Net cash provided by operating activities	1,462,535	2,281,631

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	—	2,000,000
Proceeds from maturities of investment securities available for sale	750,000	—
Proceeds from repayment of mortgage-backed securities held to maturity	234,145	606,568
Proceeds from repayment of mortgage-backed securities available for sale	552,489	798,571
Proceeds from the sale of investment securities available for sale	—	1,089,497
Purchase of investment securities available for sale	—	(4,866,845)
Net increase in loans	(10,734,301)	(7,144,791)
Purchase of premises and equipment, net	(261,762)	(51,803)

Net cash used in investing activities	(9,459,429)	(7,568,803)

Cash flows from financing activities:
Net (decrease) increase in transaction and savings deposits	(3,747,923)	6,960,817
Net increase in time deposits	10,349,058	1,888,924
Net decrease in short-term borrowings	(911,572)	(1,885,104)
Repayment of Federal Home Loan Bank borrowings	(455,469)	(450,460)
Proceeds from issuance of common stock, net of expenses	3,938	—
Payment of 10% stock dividend on fractional shares	(3,134)	—
Cash dividends paid to common stockholders	(830,804)	(753,587)

Net cash provided by financing activities	4,404,094	5,760,590

Net (decrease) increase in cash and cash equivalents	(3,592,800)	473,418
Cash and cash equivalents at January 1	17,902,675	28,567,868

Cash and cash equivalents at June 30	$14,309,875	$29,041,286

Supplementary disclosures:
Interest paid on deposits and borrowings	$1,338,050	$949,244

Income taxes paid	$1,575,000	$1,135,000

See Notes to Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
1. Basis of presentation
Abigail Adams National Bancorp, Inc. (the “Company”) is the parent company of The Adams National Bank (the “Bank”). As used herein, the term Company includes the Bank, unless the context otherwise requires.
The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States, the instructions for Form 10-Q, and regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2004, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2004 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2005 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassifications may have been made to amounts previously reported for 2004 to conform with the 2005 presentation. The earnings per share, average shares outstanding, and dividends per share data for the six months ended June 30, 2004 have been adjusted for the 10% stock dividend declared on December 21, 2004 and paid on January 14, 2005.
2. Contingent Liabilities
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes since December 31, 2004.
3. Earnings per share
Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. The weighted average shares and effect of dilutive stock options for the six months ended June 30, 2004 have been adjusted for the 10% stock dividend declared on December 21, 2004. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS:

	For the three months		For the six months
	ended June 30		ended June 30
	2005	2004	2005	2004
Weighted Average Shares	3,323,368	3,315,777	3,323,096	3,315,777
Effect of dilutive stock options	7,882	12,714	8,359	13,030

Dilutive potential average common shares	3,331,250	3,328,491	3,331,455	3,328,807

4. Acquisition of Consolidated Bank and Trust Company
On July 29, 2005, the Company acquired 100% of the outstanding stock of Consolidated Bank and Trust (CB&T) located in Richmond, Virginia. CB&T’s results of operations will be included with the Company’s results beginning August 1, 2005. As provided by the Agreement and Plan of Merger, 260,488 shares of CB&T’s common stock were exchanged for approximately 139,101 shares of the Company’s common stock. CB&T shareholders also received cash for any fractional shares of the Company’s common stock that would have otherwise been issued on July 29, 2005. The acquisition is being accounted for in accordance with SFAS No. 141 “Business Combinations” (SFAS 141). Accordingly, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date as summarized below. The final allocation of the purchase price will be determined after completion of a final analysis to determine the fair values of CB&T’s tangible and identifiable assets and liabilities and final decisions regarding integration activities.

Purchase Price
CB&T common stock exchanged	260,488
Exchange ratio	0.534

Total shares of Company common stock exchanged	139,101
Purchase price per share (a)	$16.26

Total value of Company’s common stock exchanged		$2,261,782
Estimated Company’s direct acquisition costs		200,000

Total purchase price		$2,461,782
Estimated fair value of net assets acquired		1,156,782

Estimated goodwill resulting from the merger		$1,305,000

(a)	The purchase price per share is the average of the ten closing prices for AANB stock during the period of July 15, 2005 to July 28, 2005.
In keeping with a condition of the merger required by the Federal Reserve Bank of Richmond, the Company infused $5 million of capital into CB&T on August 1, 2005. The Company secured the funding by way of a loan agreement dated July 27, 2005 at a variable rate adjusted from time to time to always be equal to the prime rate as quoted in the Wall Street Journal. The terms provide for monthly interest only payments with the note maturing on July 27, 2006. At that time the loan may be converted to a seven year term loan requiring monthly principal and interest payments.
5. Securities
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at June 30, 2005 and December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost Basis	Gains	Losses	Value
June 30, 2005:
Investment Securities — available for sale:
U.S. government sponsored agencies	$17,996,542	310	$184,572	$17,812,280
Mortgage-backed securities	5,888,985	1,019	89,387	5,800,617
Corporate bonds	1,083,460	—	156,220	927,240
Marketable equity securities	7,723,756	105,248	—	7,829,004

Total	$32,692,743	$106,577	$430,179	$32,369,141

Investment Securities — held to maturity:
U.S. government sponsored agencies	$15,472,407	—	206,772	$15,265,635
Mortgage-backed securities	1,237,372	—	10,113	1,227,259

Total	$16,709,779	—	$216,885	$16,492,894

December 31, 2004:
Investment Securities — available for sale:
U.S. government sponsored agencies	$17,996,184	$9,716	$143,800	$17,862,100
Mortgage-backed securities	6,465,532	1,812	86,903	6,380,441
Corporate bonds	1,087,229	—	49,479	1,037,750
Marketable equity securities	8,478,899	204,287	73,731	8,609,455

Total	$34,027,844	$215,815	$353,913	$33,889,746

Investment Securities — held to maturity:
U.S. government sponsored agencies	$15,465,282	$4,664	$125,946	$15,344,000
Mortgage-backed securities	1,479,646	193	6,023	1,473,816

Total	$16,944,928	$4,857	$131,969	$16,817,816

The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at June 30, 2005 and December 31, 2004, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	exiting for less than 12 months		existing greater than 12 months		Total
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Unrealized Losses

June 30, 2005:
U.S. government sponsored agencies	$22,326,985	$141,964	$9,750,620	$249,380	$32,077,605	$391,344
Mortgage-backed securities	3,117,723	35,998	2,542,045	63,502	5,659,768	99,500
Corporate bonds	—	—	927,240	156,220	927,240	156,220

Total	$25,444,708	$177,962	$13,219,905	$469,102	$38,664,613	$647,064

December 31, 2004:
U.S. government sponsored agencies	$19,280,400	$206,146	$1,936,400	$63,600	$21,216,800	$269,746
Mortgage-backed securities	4,838,522	13,027	2,745,669	79,899	7,584,191	92,926
Corporate bonds	1,037,750	49,479	—	—	1,037,750	49,479
Marketable equity securities	1,965,600	34,400	1,998,000	39,331	3,963,600	73,731

Total	$27,122,272	$303,052	$6,680,069	$182,830	$33,802,341	$485,882

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
The Company holds two corporate bonds carried at fair value totaling $927,000 with an aggregate loss of $156,000 at June 30, 2005. These two bonds have had unrealized losses existing for greater than 12 months and were recently downgraded in the second quarter of 2005 to below investment grade. Interest payments continue to be received as scheduled and the Company has the intent and ability to hold the bonds until their maturity. Based on an evaluation of the creditworthiness of the issuers, the Company believes the issuers will not default and that it will recoup the entire principal at maturity and, therefore management did not record any other-than temporary impairment at June 30, 2005.
The other unrealized losses that existed as of June 30, 2005 and December 31, 2004 are the result of market changes in interest rates, since the securities’ purchase. This factor coupled with the fact the Bank has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held to maturity and available-for-sale portfolios are temporary.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Abigail Adams National Bancorp, Inc. (the “Company”) is the parent of The Adams National Bank (the “Bank”), a national bank with six full-service branches located in the greater metropolitan Washington, D.C. area and, effective at the close of business on July 29, 2005, Consolidated Bank and Trust with offices in Richmond, Virginia. The Company reports its financial results on a consolidated basis with the Bank.
The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004.
Results of Operations
Overview
The Company recorded net income of $945,000 for the three months ended June 30, 2005, as compared to $831,000 for the second quarter of 2004. Diluted earnings per share were $0.28 and $0.25 for the second quarter of 2005 and 2004, respectively. The 13.6% increase in net income compared to the same quarter last year was predominantly due to a 9.8% increase in net interest income and a 66.7% decrease in the provision for loan losses. The return on average assets was 1.48% and the return on average equity was 14.90% for the second quarter of 2005, compared to a return on average assets of 1.49% and a return on average equity of 14.38% for the same period last year.
The Company recorded net income for the first six months of 2005 of $1,866,000, or $0.56 per share diluted, for a return on average assets of 1.49% and a return on average equity of 14.92%. Net income for the current year increased 13.2%, as compared to the same period in 2004. In comparison, net income for the six months ended June 30, 2004 was $1,649,000 or $0.50 per share diluted, with a return on average assets of 1.49% and a return on average equity of 14.29%. The increase in net income in 2005 compared to 2004 was predominately due to a 10.2% increase in net interest income, combined with a 52.4% decrease in the provision for loan losses, which were offset by a 9.7% increase in noninterest expenses. Book value per share was $7.73 at June 30, 2005, an increase of $0.78 from the book value per share of $6.95 at June 30, 2004. The key components of net income are discussed in the following paragraphs.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended June 30, 2005 increased 9.8% to $3,147,000 from $2,866,000 for the second quarter of 2004. The increase in net interest income reflects the growth in average earning assets. Average loans increased 14.8% to $183,164,000, compared to $159,491,000 for the second quarter of 2004. Average investment securities increased 8.9% to $49,155,000 compared to $45,157,000 in the prior year. The yield on average assets was 6.64%, an increase of 36 basis points from the second quarter of 2004.
Average interest bearing liabilities increased 17.3% to $164,950,000 in the second quarter of 2005 compared to the second quarter of 2004. The cost of interest-bearing funds increased 88 basis points to 2.21%, as compared to 1.33% for the second quarter of 2004. The increase in the cost of interest-bearing liabilities reflects deposits bearing higher interest rates in a rising interest rate environment, as short term interest rates have risen significantly over the past year in response to rate hikes by the Federal Reserve.
The net interest margin, which is net interest income as a percentage of average interest-earning assets, was 5.15% for the second quarter of 2005, a decrease of 25 basis points from 5.40% for the second quarter of 2004. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 4.43% for the second quarter of 2005, reflecting a decrease of 52 basis points from the 4.95% reported in the second quarter of 2004. The decrease in the interest rate spread reflects the increase in shorter term rates which affects rates paid on deposits and borrowings while longer term rates have remained relatively stable over the past year.
The net interest income for the first six months of 2005 totaled $6,275,000, an increase of $582,000 or 10.2%, as compared to $5,693,000 for the same period in 2004. Average earning assets increased 13.4% to $240,463,000, as compared to $211,957,000 reported last year. Earning assets were funded with a 15.6% increase in the Company’s average interest-bearing liabilities and by a 9.0% increase in average noninterest-bearing deposits. The improvement in the net interest income was primarily the result of the 13.32% increase in the average loan balance. The net interest spread was 4.64% and the net interest margin was 5.26% for the first six months of 2005, reflecting a decrease of 32 basis points in net interest spread and a decrease of 14 basis points in net interest margin, compared to the same period in 2004. The decrease in the interest rate spread reflects the increase in shorter term rates which affects rates paid on deposits and borrowings while longer term rates have remained relatively stable over the past year.
The following tables present the average balances, net interest income and interest yields/rates for the second quarter and the year-to-date periods of 2005 and 2004.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended June 30, 2005 and 2004
(Dollars in thousands)

	2005			2004
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$183,164	$3,438	7.53%	$159,491	$2,807	7.06%
Investment securities	49,155	527	4.30%	45,157	505	4.49%
Federal funds sold	4,845	35	2.90%	1,485	4	1.08%
Interest-earning bank balances	7,882	57	2.90%	6,677	15	0.90%

Total earning assets	245,046	4,057	6.64%	212,810	3,331	6.28%

Allowance for loan losses	(2,817)			(2,232)
Cash and due from banks	9,169			8,073
Other assets	5,427			4,920

Total assets	$256,825			$223,571

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$93,173	400	1.72%	$78,656	168	0.86%
Certificates of deposit	63,023	453	2.88%	48,765	221	1.82%
Short term borrowings	1,952	4	0.82%	3,458	5	0.58%
Long-term debt	6,802	53	3.13%	9,715	71	2.93%

Total interest-bearing liabilities	164,950	910	2.21%	140,594	465	1.33%

Noninterest-bearing deposits	65,034			58,391
Other liabilities	1,424			1,409
Stockholders’ equity	25,417			23,177

Total liabilities and stockholders’ equity	$256,825			$223,571

Net interest income		$3,147			$2,866

Net interest spread			4.43%			4.95%
Net interest margin			5.15%			5.40%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Six Months Ended June 30, 2005 and 2004
(Dollars in thousands)

	2005			2004
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$178,456	$6,572	7.43%	$157,484	$5,557	7.10%
Investment securities	49,879	1,072	4.33%	45,735	1,018	4.48%
Federal funds sold	3,921	52	2.67%	2,503	11	0.88%
Interest-earning bank balances	8,207	108	2.65%	6,235	31	1.00%

Total earnings assets	240,463	7,804	6.54%	211,957	6,617	6.28%

Allowance for loan losses	(2,717)			(2,201)
Cash and due from banks	8,992			7,829
Other assets	5,083			4,900

Total assets	$251,821			$222,485

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$94,909	672	1.43%	$79,266	341	0.87%
Certificates of deposit	58,556	741	2.55%	47,548	428	1.81%
Short term borrowings	2,288	8	0.71%	4,070	11	0.54%
Long-term debt	6,912	108	3.15%	9,829	144	2.95%

Total interest-bearing liabilities	162,665	1,529	1.90%	140,713	924	1.32%

Noninterest-bearing deposits	62,452			57,307
Other liabilities	1,478			1,251
Stockholders’ equity	25,226			23,214

Total liabilities and stockholders’ equity	$251,821			$222,485

Net interest income		$6,275			$5,693

Net interest spread			4.64%			4.96%
Net interest margin			5.26%			5.40%

(1) The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.
Noninterest Income
Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income increased 9.8% in the second quarter of 2005 to $502,000 from $457,000 reported in the second quarter of 2004. The growth was in other income, consisting of other fee-based services and the gain on the sale of loans, which increased in the second quarter of 2005 to $198,000, compared to $34,000 reported for the second quarter of 2004. The gain on sale of the guaranteed portion of SBA loans was $150,000 greater in the second quarter of 2005 than 2004. Offsetting this increase were service charges on deposit accounts which decreased 25.7% in the second quarter. The decrease in service charge income reflects fewer transactions yielding overdraft fees, checking account service charges, and ATM usage fees. There were no gains on the sale of investment securities for the second quarter of 2005 compared to $13,000 reported in the second quarter of 2004.
Total noninterest income for the six months ended June 30, 2005 was $930,000, an increase of $18,000 or 2.0%, compared to $912,000 for the same period in 2004. Total other income increased to $312,000 from the $56,000 reported for the first six months of 2004. The increase included $184,000 of gains on sale of the guaranteed portion of SBA loans and $72,000 collected in miscellaneous other fees. These increases were offset by a $198,000 decrease in deposit service charges. Gains on the sale of investment securities for the six months ending June 30, 2004 were $40,000. There were no such gains during the six months ending June 30, 2005.

Noninterest Expense
Noninterest expense for the second quarter of 2005 totaled $2,044,000, an increase of 11.3% or $207,000, as compared to $1,837,000 reported for second quarter of 2004. Salaries and benefits expense increased 21.1% to $1,083,000, reflecting additions in staff necessary to support the Company’s growth. Professional fees decreased 19.5% to a total of $70,000, due to a decrease in legal fees. Data processing fees decreased 10.5% to $119,000, compared to $133,000, as a result of decreases in software and maintenance costs. Other operating expense totaling $444,000 increased 15.9% or $61,000 in the second quarter of 2005 compared to 2004 due to advertising costs. The efficiency ratio increased in the second quarter of 2005 to 56.0%, compared to 55.3% for the same period in 2004.
Total noninterest expense for the six months ended June 30, 2005 increased $354,000 or 9.7% to $4,009,000, as compared to $3,655,000 for the same period in 2004. Salaries and benefit expense increased $346,000 or 19.3% to a total of $2,138,000, due to additional staff and the related benefit expense. Professional fees decreased 18.8% to $160,000, as a result of a decrease in legal fees. Data processing expense decreased 11.0% to $235,000, as a result of decreases in software, processing, and maintenance costs. Other operating expenses increased 11.8% to $813,000, as compared to $727,000 reported for the same period in 2004 which was mainly due to a $63,000 increase in advertising costs. The Company’s efficiency ratio was 55.6%, compared to 55.3% for the comparable period in 2004.
Income Tax Expense
Income tax expense totaled $625,000 for the second quarter ended June 30, 2005, an increase of 13.6% from the income tax expense reported for the second quarter of 2004. The increase in income tax expense was a result of the 13.6% increase in the Company’s pretax income, as compared to the second quarter of 2004. The effective tax rate for the second quarter of 2005 and 2004 was 39.8%.
Income tax expense for the first six months ended June 30, 2005 increased $139,000 or 12.7% to a total of $1,230,000, compared to the same period in 2004, as a result of an increase in pretax net income. The Company’s effective tax rate was 39.7%, as compared to 39.8% for the same period in 2004.
Financial Condition
Overview
Total assets were $257,846,000 at June 30, 2005, compared to $251,192,000 at December 31, 2004, an increase of $6,654,000 or 2.6%. The increase in total assets was primarily attributable to a 6.1% increase in loans. Total liabilities increased 2.5% or $5,728,000 to $232,160,000, primarily due to an increase in deposits. Total stockholders’ equity increased 3.7% to $25,686,000, as compared to December 31, 2004. The book value per share of common stock issued and outstanding at June 30, 2005 was $7.73, compared to $7.45 at December 31, 2004.
Loans
Loan demand continued to be strong during the first half of 2005. Total loans outstanding at June 30, 2005 increased 17.1% or $27,920,000 to $191,198,000 from levels at June 30, 2004 and 6.1% or $10,926,000 from December 31, 2004. The growth in loans originated has been predominately in commercial real estate loans. The Company continues to face increased competition from large regional banks for the commercial loan business in the small to medium market.
Investments securities
Investment securities available-for-sale are carried at estimated fair value and totaled $32,369,000 at June 30, 2005, a decrease of 1,521,000 or 4.5% from the balance at December 31, 2004. Investment securities classified as held-to-maturity were $16,710,000 at June 30, 2005, a decrease of $235,000 or 1.4% from the balance at December 31, 2004.
Short-term investments
Short-term investments consisting of federal funds and interest bearing deposits in banks totaled $4,927,000, a decrease of $7,867,000 from December 31, 2004.

Other Assets
Other assets increased 31% or $1,118,000 at June 30, 2005 compared to December 31, 2004. The increase was primarily due to the combination of increases in interest receivables due to the growth in loans, merger costs accrued for the pending acquisition, deferred tax assets, and prepaid expenses due to the annual renewals of various contracts.
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased 3.1% or $6,601,000 during the first six months of 2005. Noninterest-bearing deposits increased $3,411,000 or 5.7%, and interest-bearing deposits increased $3,189,000 or 2.0%, from December 31, 2004. Certificates of deposits led with an increase of $10,349,000 which was offset by a total decrease of $7,160,000 in all other interest bearing accounts.
Short-term borrowings
Short-term borrowings consisting of repurchase agreements decreased $911,000 or 34.2% to a balance of $1,756,000 at June 30, 2005, compared to $2,667,414 at December 31, 2004.
Long-term debt
Long-term debt consisted of term loans from the Federal Home Loan Bank of Atlanta (“FHLB”) and totaled $6,671,000 at June 30, 2005, a decrease of $456,000 from $7,126,751 at December 31, 2004. The decrease reflects scheduled payments.
Stockholders’ Equity
Stockholders’ equity at June 30, 2005 was $25,686,000, an increase of $926,000 or 3.7% from December 31, 2004. The increase was due to earnings of $1,866,000, less dividends paid on the Company’s common stock of $831,000 and the change in the unrealized loss on available-for-sale investment securities totaling $110,000, and the net increase of $1,000 in issuance of common stock and payment of a 10% stock dividend on fractional shares.
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
The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. The provision for loan losses decreased for the first half of 2005 to a total of $100,000, compared to $210,000 for the same period in 2004. Due to the strengthening of the economic environment, the Company has experienced a decrease in nonperforming loans compared to previous years. The balance of the allowance for loan losses was $2,708,000 or 1.42% of total loans at June 30, 2005, compared to $2,558,000 or 1.42% of loans at December 31, 2004. Net loan recoveries were $50,000 in the first half of 2005. The increase in the allowance for loan losses is intended to address known and inherent losses that are both probable and estimable at June 30, 2005. While historical losses have been modest in prior years, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial and industrial, and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at June 30, 2005 is adequate given past experience and the underlying assessment of the Company’s loan portfolio.
The following table presents an analysis of the allowance for loan losses at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$2,558	$2,119
Loans charged off:
Commercial	279	80
Real estate — commercial	—	—
Real estate — residential	—	—
Construction and development	—	—
Installment — individuals	—	22

Total charge-offs	279	102

Recoveries:
Commercial	329	120
Real estate — commercial	—	—
Real estate — residential	—	—
Construction and development	—	—
Installment — individuals	—	1

Total recoveries	329	121

Net recoveries	50	19

Provision for loan losses	100	420

Balance at end of period	$2,708	$2,558

Ratio of net recoveries to average loans	0.03%	0.01%
Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are 90 days or more delinquent and still accruing interest. There were no loans past-due at December 31, 2004 that were still accruing interest compared to $250,000 at June 30, 2005. Total nonaccrual loans at June 30, 2005 were $313,000 with balances of $221,000 guaranteed by the SBA. Total nonperforming assets totaled $563,000 and were 0.22% of total assets. In comparison, nonperforming loans at December 31, 2004 were 0.75% of total assets and totaled $1,877,000, with balances of $1,006,000 guaranteed by the SBA. The largest nonperforming loan is a commercial loan with a balance of $90,000.
The following table presents nonperforming assets by category at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)

Nonaccrual loans:
Commercial	$313	$1,353
Real Estate		524
Installment — individuals	—	—

Total nonaccrual loans	313	1,877

Past-due loans:
Commercial	250	—

Total nonperforming assets	$563	$1,877

Nonperforming assets exclusive of SBA guarantee	$92	$871
Ratio of nonperforming assets to gross loans	0.29%	1.04%
Ratio of nonperforming assets to total assets	0.22%	0.75%
Allowance for loan losses to nonperforming assets	481%	136%
Loans totaling $11,114,000 and $5,735,000 at June 30, 2005 and December 31, 2004, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. The classification of the monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $1,319,000 and $1,910,000 as of June 30, 2005 and December 31, 2004, respectively.

Liquidity and Capital Resources
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents decreased $3,593,000 or 20.1% for the period ended June 30, 2005 to a balance of $14,310,000 at June 30, 2005 from a balance of $17,903,000 at December 31, 2004. Liquid assets represented 5.5% of total assets at June 30, 2005, as compared to 7.1% of total assets at December 31, 2004.
The Company has additional sources of liquidity available through unpledged investment securities totaling $16,937,000, and unsecured lines of credit available from correspondent banks, which can provide up to $16,000,000, as well as a credit facility through its membership in the FHLB of Atlanta.
Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Bank continue to maintain a strong capital position. The following table presents the Company’s and the Bank’s capital position relative to their various minimum statutory and regulatory capital requirements at June 30, 2005. The Company and the Bank are considered “well-capitalized” under regulatory guidelines.

	Company		Bank		Minimal Capital
	Amount	Ratio	Amount	Ratio	Requirements
	(Dollars in thousands)
Leverage ratio	$25,878	10.08%	$25,401	9.89%	4.00%
Tier 1 risk-based ratio	25,878	11.56%	25,401	11.35%	4.00%
Total risk-based ratio	28,587	12.76%	28,359	12.67%	8.00%
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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks in the normal course of conducting its’ business. Market risk is the potential loss arising from adverse changes in interest rates, prices, and liquidity. The Company has established the Asset/Liability Committee (ALCO) to monitor and manage those risks. ALCO meets periodically and is responsible for approving asset/liability policies, formulating and implementing strategies to improve balance sheet and income statement positioning, and monitoring the interest rate sensitivity. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities). These simulations provide a test for embedded interest rate risk and takes into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors. The results are compared to risk tolerance limits set by ALCO policy. Based on the Company’s most recent interest rate sensitivity analysis, the impact to the net interest income and economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is low.
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
PART II.
Item 1 — Legal Proceedings
     None
Item 2 — Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
     None
Item 3 — Defaults Upon Senior Securities
     None
Item 4 — Submission of Matters to Vote of Security Holders
On May 17, 2005, Abigail Adams National Bancorp, Inc. (the Company) held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified. The votes cast and withheld for each such director was as follows:

	FOR	WITHHELD
Kathleen Walsh Carr	2,975,354	92,427
A. George Cook	2,975,259	92,502
Jeanne D. Hubbard	3,062,305	5,456
Marshall T. Reynolds	3,060,005	7,756
Marianne Steiner	2,975,399	92,362
Joseph L. Williams	2,976,054	91,707
Bonita A. Wilson	2,965,257	102,504
Douglas V. Reynolds	3,059,950	7,811
Patricia G. Shannon	2,976,352	91,409
In addition, the Company’s stockholders approved the ratification of the appointment of McGladrey & Pullen, LLP as the Company’s independent certified public accountants for the year ending December 31, 2005, as follows:

FOR	3,061,492	AGAINST	2,356	ABSTAIN	3,914

Item 5 — Other Information
 None
Item 6 — Exhibits

(a)	Exhibits

	Exhibit 31.1	Certification of the Chief Executive Officer

	Exhibit 31.2	Certification of the Chief Financial Officer

	Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ABIGAIL ADAMS NATIONAL BANCORP, INC.
Registrant

Date: August 12, 2005	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard
Chairwoman of the Board,
President and Director
(Principal Executive Officer)