Form 10-Q
period 2005-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2005-11-14
CIK 356809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended September 30, 2005
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
☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of November 11, 2005, registrant had outstanding 3,462,129 shares of common stock.

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and due from banks	$13,057	$5,108
Federal funds sold	8,342	10,374
Interest-earning deposits in other banks	646	2,420

Total cash and cash equivalents	22,045	17,902

Investment securities available for sale at fair value	52,183	33,890
Investment securities held to maturity (market values of $17,196 and $16,818 for 2005 and 2004 respectively)	17,579	16,945

Loans	235,776	180,272
Less: allowance for loan losses	(4,304)	(2,558)

Loans, net	231,472	177,714

Premises and equipment, net	4,601	1,136
Other assets	5,829	3,605

Total assets	$333,709	$251,192

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$80,464	$59,676
Interest-bearing deposits	207,758	155,691

Total deposits	288,222	215,367
Short-term borrowings	2,792	2,667
Long-term debt	11,443	7,127
Other liabilities	3,258	1,271

Total liabilities	305,715	226,432

Commitments and contingencies (Note 2)

Stockholders’equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,480,213 shares in 2005 and 3,340,904 shares in 2004; outstanding 3,462,129 shares in 2005 and 3,322,820 shares in 2004	35	33
Additional paid-in capital	24,866	22,628
Retained earnings	3,596	2,279
Less: Treasury stock, 18,084 shares in 2005 and 2004, at cost	(98)	(98)
Accumulated other comprehensive loss	(405)	(82)

Total stockholders’ equity	27,994	24,760

Total liabilities and stockholders’ equity	$333,709	$251,192

See Notes to Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$4,344	$2,915	$10,916	$8,472
Interest and dividends on investment securities	617	516	1,689	1,534
Other interest income	108	63	268	106

Total interest income	5,069	3,494	12,873	10,112

Interest Expense
Interest on deposits	1,061	426	2,474	1,195
Interest on short-term borrowings	10	5	18	16
Interest on long-term debt	120	69	228	213

Total interest expense	1,191	500	2,720	1,424

Net interest income	3,878	2,994	10,153	8,688
Provision for loan losses	120	105	220	315

Net interest income after provision for loan losses	3,758	2,889	9,933	8,373

Noninterest income
Service charges on deposit accounts	366	350	984	1,165
Gain on sale of investment securities	—	48	—	87
Other income	42	60	354	117

Total noninterest income	408	458	1,338	1,369

Noninterest expense
Salaries and employee benefits	1,639	918	3,777	2,711
Occupancy and equipment expense	409	338	1,072	1,011
Professional fees	178	91	338	288
Data processing fees	178	75	413	339
Other operating expense	575	367	1,388	1,095

Total noninterest expense	2,979	1,789	6,988	5,444

Income before provision for income taxes	1,187	1,558	4,283	4,298
Provision for income taxes	472	620	1,702	1,711

Net Income	$715	$938	$2,581	$2,587

Earnings per share:
Basic	$0.21	$0.28	$0.77	$0.78
Diluted	$0.21	$0.28	$0.77	$0.78
Average common shares outstanding:
Basic	3,419,961	3,321,276	3,355,739	3,317,623
Diluted	3,427,687	3,330,238	3,363,887	3,329,297
Dividends per share:	$0.125	$0.114	$0.375	$0.341
See Notes to Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2004 and 2005
(Dollars in thousands except per share data)
(Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (loss)	Total

Balance at December 31, 2003	$30	$17,241	$5,578	($98)	$124	$22,875
Comprehensive income:
Net income	—	—	2,587	—	—	2,587
Unrealized losses during period of ($243) on investment securities available for sale, net of tax benefit of ($99) and reclassification adjustment for gains on sales of available for sale securities of $87, net of taxes of $35	—	—	—	—	(196)	(196)

Total comprehensive income	—	—	—	—	—	2,391

Dividends declared ($0.341 per share)	—	—	(1,131)	—	—	(1,131)
Redemption of shares under ESOP	—	—	—	(15)	—	(15)
Issuance of shares under Stock Option Programs	—	36	—	—	—	36

Balance at September 30, 2004	$30	$17,277	$7,034	($113)	($72)	$24,156

Balance at December 31, 2004	$33	$22,628	$2,279	($98)	($82)	$24,760
Comprehensive income:
Net income	—	—	2,581	—	—	2,581
Unrealized losses during the period of ($551) on investment securities available for sale, net of tax benefit of ($228)	—	—	—	—	(323)	(323)

Total comprehensive income	—	—	—	—	—	2,258

Fractional shares 10% stock dividend	—	(3)	—	—	—	(3)
Dividends declared ($0.375 per share)	—	—	(1,264)	—	—	(1,264)
Issuance of shares in CB&T acquisition	2	2,237	—	—	—	2,239
Issuance of shares under Stock Option Programs	—	4	—	—	—	4

Balance at September 30, 2005	$35	$24,866	$3,596	($98)	($405)	$27,994

See Notes to Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,581	$2,587
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	220	315
Depreciation and amortization	254	222
Accretion of loan discounts and fees	(277)	(178)
Gain on sale of investment securities	—	(87)
Net premium amortization on investment securities	41	74
(Increase) decrease in other assets	(1,187)	224
Increase in other liabilities	339	396

Net cash provided by operating activities	1,971	3,553

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	—	2,000
Proceeds from maturities of investment securities available for sale	1,750	—
Proceeds from repayment of mortgage-backed securities held to maturity	364	795
Proceeds from repayment of mortgage-backed securities available for sale	878	1,121
Proceeds from the sale of investment securities available for sale	—	3,708
Purchase of investment securities held to maturity	(999)	(3,976)
Purchase of investment securities available for sale	(3,985)	(8,863)
Net increase in loans	(16,114)	(11,382)
Purchase of premises and equipment, net	(273)	91
Business acquisition (net of cash paid)	11,989	—

Net cash used in investing activities	(6,390)	(16,506)

Cash flows from financing activities:
Net (decrease) increase in transaction and savings deposits	(5,271)	8,517
Net increase in time deposits	10,669	886
Net decrease in short-term borrowings	125	(1,489)
Repayment of long term debt	(684)	(2,677)
Proceeds from long term debt	5,000	—
(Costs of) proceeds from issuance of common stock, net of expenses	(13)	36
Payment of distributions from ESOP	—	(15)
Cash dividends paid to common stockholders	(1,264)	(1,131)

Net cash provided by financing activities	8,562	4,127

Net increase (decrease) in cash and cash equivalents	4,143	(8,826)
Cash and cash equivalents at beginning of period	17,902	28,568

Cash and cash equivalents at end of period	$22,045	$19,742

Supplementary disclosures:
Interest paid on deposits and borrowings	$2,222	$1,420

Income taxes paid	$1,917	$1,585

See Note 4 for summary of cash received in business combination
See Notes to Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
1. Basis of presentation
Abigail Adams National Bancorp, Inc. (the “Company”) is the parent company of The Adams National Bank (“ANB”) and Consolidated Bank and Trust (“CB&T”). As used herein, the term Company includes ANB and CB&T, unless the context otherwise requires.
The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States, the instructions for Form 10-Q, and regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2004, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2004 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2005 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassifications may have been made to amounts previously reported for 2004 to conform with the 2005 presentation. The earnings per share, average shares outstanding, and dividends per share data for the three and nine months ended September 30, 2004 have been adjusted for the 10% stock dividend declared on December 21, 2004 and paid on January 14, 2005.
2. Contingent Liabilities
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes in outstanding commitments or contingent liabilities since December 31, 2004.
3. Earnings per share
Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. The weighted average shares and effect of dilutive stock options for the three and nine months ended September 30, 2004 have been adjusted for the 10% stock dividend declared on December 21, 2004. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS:

	For the 3 months		For the 9 months
	ended September 30		ended September 30
	2005	2004	2005	2004
Weighted Average Shares	3,419,961	3,321,276	3,355,739	3,317,623
Effect of dilutive stock options	7,726	8,962	8,148	11,674

Dilutive potential average common shares	3,427,687	3,330,238	3,363,887	3,329,297

4. Acquisition of Consolidated Bank and Trust Company
On July 29, 2005, the Company completed the acquisition of 100% of the outstanding stock of CB&T. CB&T is headquartered in Richmond, Virginia and operates two additional branch locations, one in the Richmond metropolitan area and one in Hampton, Virginia. The acquisition expanded the Company’s presence into central Virginia. The consolidated statements of income include the results of operations for CB&T from July 30, 2005 through September 30, 2005.
In the acquisition, shareholders of CB&T received 138,558 shares of the Company’s common stock valued at $2,253,000 and cash of $9,000, in payment of fractional shares. In addition, the Company paid $425,000 in direct acquisition costs. The combination was accounted for as a purchase with the purchase price allocated as follows:

(dollars in thousands)	Amount
Cash and cash equivalents	$12,423
Investment securities	17,529
Loans, net	37,586
Premises and equipment, net	3,446
Core deposit intangibles	110
Other assets	808
Deposits	(67,567)
Other liabilities	(1,648)

Total purchase price	$2,687

The cash and cash equivalents of $12,423,000, net of cash and expenses paid of $9,000 and $425,000, respectively, have been included in the statement of cash flows.
The following pro forma information, for the three and nine month periods ended September 30, 2005 and September 30, 2004, reflects the Company’s estimated consolidated results of operations as if the acquisition of CB&T occurred at January 1 of the respective periods, unadjusted for any anticipated cost savings resulting from the merger. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the period presented or of future results.

	Pro Forma Combined		Pro Forma Combined
	For the 3 months		For the 9 months
	Ended September 30		ended September 30
	2005	2004	2005	2004
(dollars in thousands, except for per share data)
Interest and non-interest income	$5,740	$5,118	$16,412	$14,510
Net income	$172	$834	$1,682	$1,936
Earnings per share — basic	$0.05	$0.24	$0.49	$0.56
Earnings per share — diluted	$0.05	$0.24	$0.49	$0.56

5. Securities
The acquisition of CB&T added a total of $20,557,000 in investment securities classified as available-for-sale and a total of $999,000 in investments securities classified as held-to-maturity.
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at September 30, 2005 and December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(Dollars in thousands)	Cost Basis	Gains	Losses	Value
September 30, 2005:
Investment Securities — available for sale:
U.S. Treasury	$1,001	$—	$7	$994
U.S. government sponsored agencies	37,723	4	589	37,138
Mortgage-backed securities	5,553	1	169	5,385
Corporate bonds	1,081	—	191	890
Marketable equity securities	7,721	94	39	7,776

Total	$53,079	$99	$995	$52,183

Investment Securities — held to maturity:
U.S. government sponsored agencies	$16,475	$—	370	$16,105
Mortgage-backed securities	1,104	—	13	1,091

Total	$17,579	—	$383	$17,196

December 31, 2004:
Investment Securities — available for sale:
U.S. government sponsored agencies	$17,996	$10	$144	$17,862
Mortgage-backed securities	6,466	2	87	6,381
Corporate bonds	1,087	—	49	1,038
Marketable equity securities	8,479	204	74	8,609

Total	$34,028	$216	$354	$33,890

Investment Securities — held to maturity:
U.S. government sponsored agencies	$15,465	$5	$126	$15,344
Mortgage-backed securities	1,480	—	6	1,474

Total	$16,945	$5	$132	$16,818

The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at September 30, 2005 and December 31, 2004, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	exiting for less than 12 months		existing greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2005:
U.S. government sponsored agencies	$40,147	$571	$9,611	$389	$49,758	$960
Treasury	994	7	—	—	994	7
Mortgage-backed securities	4,073	82	2,366	99	6,439	181
Corporate bonds	—	—	890	191	890	191
Marketable equity securities	985	39	—	—	985	39

Total	$46,199	$699	$12,867	$679	$59,066	$1,378

December 31, 2004:
U.S. government sponsored agencies	$19,280	$206	$1,936	$64	$21,216	$270
Mortgage-backed securities	4,839	13	2,746	80	7,585	93
Corporate bonds	1,038	49	—	—	1,038	49
Marketable equity securities	1,965	35	1,998	39	3,963	74

Total	$27,122	$303	$6,680	$183	$33,802	$486

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
The Company holds two corporate bonds carried at fair value totaling $890,000 with an aggregate loss of $191,000 at September 30, 2005. These two bonds have had unrealized losses existing for greater than 12 months and were recently downgraded in the second quarter of 2005 to below investment grade. Interest payments continue to be received as scheduled and the Company has the intent and ability to hold the bonds until their maturity. Based on an evaluation of the creditworthiness of the issuers, the Company believes the issuers will not default and that it will recoup the entire principal at maturity and, therefore management did not record any other-than temporary impairment charge at September 30, 2005.
The other unrealized losses that existed as of September 30, 2005 and December 31, 2004 are the result of market changes in interest rates, since the securities’ purchase. This factor coupled with the fact the Bank has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held to maturity and available-for-sale portfolios are temporary.
6. Loans
The composition of the loan portfolio at September 30, 2005 and December 31, 2004 was as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Commercial and industrial	$51,257	$28,756
Real estate:
Commercial mortgage	103,710	90,477
Residential mortgage	51,678	49,737
Construction and development	27,185	10,676
Installment to individuals	2,422	958

Subtotal	236,252	180,604
Less: net deferred loan fees	(476)	(332)

Total	$235,776	$180,272

7. Deposits
The following table presents the composition of deposits at September 30, 2005 and December 31, 2004.

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
(Dollars in thousands)
Demand deposits	$80,464	27.9%	$59,676	27.7%
Savings accounts	20,386	7.1%	9,194	4.3%
NOW accounts	34,376	11.9%	26,430	12.2%
Money market	70,438	24.4%	65,450	30.4%
Certificates	82,558	28.7%	54,617	25.4%

Total deposits	$288,222	100.0%	$215,367	100.0%

8. Long -Term Debt
Long-term debt at September 30, 2005 and December 31, 2004 consisted of the following:

(Dollars in thousands)	Rate	Sept. 30, 2005	Dec. 31, 2004
FHLB borrowings due on March 21, 2006	2.81%	$4,000	$4,000
Term note due July 27, 2006	6.75%	5,000	—
FHLB borrowings due on March 21, 2008	2.99%	2,000	$2,600
FHLB borrowings due on December 1, 2008	6.95%	443	527

Total		$11,443	$7,127

On July 27, 2005, the Company obtained a $5.0 million interest bearing loan at prime rate with a maturity of one year that may be extended for an additional seven years at the Company’s option. The proceeds of the note were used to fund the capital infusion to CB&T required by its regulators. No additional long term debt was assumed in connection with the CB&T acquisition.
9. Defined Benefit Pension Plan
CB&T maintains a noncontributory defined benefit pension plan. Pension benefits vest after five years of service and were based on years of service and average final salary. During 1997, CB&T froze the accrual of future service benefits, however, benefits continued to accrue for future compensation adjustments. In 2003, the compensation levels were frozen at current rates for benefit calculation purposes.
The components of net periodic benefit cost for three month and nine months ended September 30, 2005 and 2004 were as follows:

	Pension Benefits		Pension Benefits
	Net Periodic Benefit Cost		Net Periodic Benefit Cost
	For the 3 months		For the 9 months
	ended September 30		ended September 30
	2005	2004	2005	2004
(Dollars in thousands)
Service cost	—	—	—	—
Interest cost	67	69	198	205
Expected return on plan assets	(71)	(64)	(212)	(189)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain) loss	15	22	44	65

Net periodic benefit cost	11	27	30	81

The net periodic benefit costs included in the statement of income subsequent to the acquisition of CB&T by the Company on July 30, 2005, is not significant.
CB&T made its required 2004 fiscal year contribution in May 2005 in the amount of $400,000 and anticipates making its 2005 fiscal year contribution in May 2006. CB&T estimates this contribution to be approximately $400,000. The pension plan has a fiscal year ending August 31, providing flexibility as to the calendar year in which it makes its pension plan contribution.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Abigail Adams National Bancorp, Inc. (the “Company”) is the parent of The Adams National Bank (“ANB”), a national bank with six full-service branches located in the greater metropolitan Washington, D.C. area and, Consolidated Bank and Trust (CB&T), a Virginia chartered commercial bank, with two branches in Richmond and Hampton, Virginia. The Company reports its financial results on a consolidated basis with ANB and CB&T.
The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004.
Results of Operations
Overview
The Company recorded net income of $715,000 for the three months ended September 30, 2005, as compared to $938,000 for the third quarter of 2004. Diluted earnings per share were $0.21 and $0.28 for the third quarter of 2005 and 2004, respectively. The 23.8% decrease in net income compared to the same quarter last year was predominantly due to a 66.5% increase in noninterest expense which was offset by a 29.5% increase in net interest income. The return on average assets was 0.92% and the return on average equity was 10.21% for the third quarter of 2005, compared to a return on average assets of 1.56% and a return on average equity of 15.69% for the same period last year.
The Company recorded net income for the first nine months of 2005 of $2,581,000, or $0.77 per share diluted, for a return on average assets of 1.27% and a return on average equity of 13.23%. Net income for the current year decreased slightly by 0.23%, as compared to the same period in 2004. In comparison, net income for the nine months ended September 30, 2004 was $2,587,000 or $0.78 per share diluted, with a return on average assets of 1.52% and a return on average equity of 14.78%. Book value per share was $8.09 at September 30, 2005, an increase of $0.82 from the book value per share of $7.27 at September 30, 2004. The key components of net income are discussed in the following paragraphs.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended September 30, 2005 increased 29.5% to $3,878,000 from $2,994,000 for the third quarter of 2004. The increase in net interest income reflects the growth in average earning assets. Average loans increased 34.2% to $217,768,000 compared to $162,229,000 for the third quarter of 2004. Of the $55,539,000 increase in average loans, $25,602,000 was attributed to loans acquired in the acquisition of CB&T. The increase in the prime rate contributed to the increase in the average rates on loans in both the three and nine month periods of 2005. Average investment securities increased 35.9% to $62,859,000 compared to $46,239,000 in the prior year period . Of the $16,620,000 increase in average investment securities, $13,006,000 resulted from the acquisition of CB&T. The yield on average assets was 6.85%, an increase of 75 basis points from the third quarter of 2004.
Average interest bearing liabilities increased 35.8% to $205,716,000 in the third quarter of 2005 compared to the third quarter of 2004. Of the $54,273,000 increase in average interest bearing liabilities, $43,437,000 was acquired in deposits from the CB&T acquisition. The cost of interest-bearing funds increased 99 basis points to 2.30%, as compared to 1.31% for the third quarter of 2004. The increase in the cost of interest-bearing funds was due to the repricing of existing deposits at higher interest rates and, the $5,000,000 loan acquired to fund the capital infusion into CB&T. Average noninterest bearing deposits increased $10,950,000 in the third quarter of 2005 compared to the same period in 2004, predominately due to the acquisition of CB&T.
The net interest margin, which is net interest income as a percentage of average interest-earning assets, was 5.24% for the third quarter of 2005, an increase of 2 basis points from 5.22% for the third quarter of 2004. The net interest rate spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 4.55% for the third quarter of 2005, reflecting a decrease of 24 basis points from the 4.79% reported in the third quarter of 2004. The decrease in the interest rate spread reflects the increase in shorter term market rates which affect rates paid on deposits and borrowings in a very competitive DC metropolitan banking community.
Net interest income for the first nine months of 2005 totaled $10,153,000, an increase of $1,465,000 or 16.9%, as compared to $8,688,000 for the same period in 2004. Average earning assets increased 19.3% to $259,010,000, as compared to $217,146,000 reported last year. The acquisition of CB&T added $15,283,000 in average earning assets and $14,638,000 in interest bearing liabilities. Earning assets were funded with a 22.8% increase in the Company’s average interest-bearing liabilities and a 12.1% increase in noninterest-bearing deposits. The improvement in the net interest income was primarily the result of the 20.5% increase in the average loan balance. The net interest spread was 4.58% and the net interest margin was 5.24% for the first nine months of 2005, reflecting a decrease of 32 basis points in net interest spread and a decrease of 10 basis points in net interest margin, compared to the same period in 2004. The decrease in the interest rate spread reflects the increase in shorter term rates which affects rates paid on deposits and borrowings while longer term rates have remained relatively stable over the past year.
The following tables present the average balances, net interest income and interest yields/rates for the third quarter and the year-to-date periods of 2005 and 2004.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended September 30, 2005 and 2004
(Dollars in thousands)

	2005			2004
		Interest			Interest
	Average	Income/	Average	Average	Income	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$217,768	$4,344	7.91%	$162,229	$2,915	7.13%
Investment securities	62,859	617	3.89%	46,239	516	4.43%
Federal funds sold	6,805	58	3.38%	10,390	34	1.30%
Interest-earning bank balances	5,943	50	3.34%	8,555	29	1.34%

Total earning assets	293,375	5,069	6.85%	227,413	3,494	6.10%

Allowance for loan losses	(3,725)			(2,366)
Cash and due from banks	11,769			8,392
Other assets	6,795			4,913

Total assets	$308,214			$238,352

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$116,154	474	1.62%	$88,933	203	0.91%
Certificates of deposit	76,948	587	3.03%	49,892	223	1.77%
Short term borrowings	2,409	10	1.65%	3,350	5	0.59%
Long-term debt	10,205	120	4.67%	9,268	69	2.95%

Total interest-bearing liabilities	205,716	1,191	2.30%	151,443	500	1.31%

Noninterest-bearing deposits	72,878			61,928
Other liabilities	1,838			1,277
Stockholders’ equity	27,782			23,704

Total liabilities and stockholders’ equity	$308,214			$238,352

Net interest income		$3,878			$2,994

Net interest spread			4.55%			4.79%
Net interest margin			5.24%			5.22%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Nine Months Ended September 30, 2005 and 2004
(Dollars in thousands)

	2005			2004
		Interest			Interest
	Average	Income/	Average	Average	Income	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$191,725	$10,916	7.61%	$159,077	$8,472	7.11%
Investment securities	54,948	1,689	4.11%	45,904	1,534	4.46%
Federal funds sold	4,904	110	3.00%	5,151	46	1.19%
Interest-earning bank balances	7,433	158	2.84%	7,014	60	1.14%

Total earning assets	259,010	12,873	6.64%	217,146	10,112	6.22%

Allowance for loan losses	(3,057)			(2,257)
Cash and due from banks	9,929			8,018
Other assets	4,965			4,906

Total assets	$270,847			$227,813

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$102,059	1,146	1.50%	$82,512	544	0.88%
Certificates of deposit	64,772	1,328	2.74%	48,335	651	1.80%
Short term borrowings	2,327	18	1.03%	3,828	16	0.56%
Long-term debt	8,017	228	3.80%	9,641	213	2.95%

Total interest-bearing liabilities	177,175	2,720	2.06%	144,316	1,424	1.32%

Noninterest-bearing deposits	65,979			58,858
Other liabilities	1,615			1,262
Stockholders’ equity	26,078			23,377

Total liabilities and stockholders’ equity	$270,847			$227,813

Net interest income		$10,153			$8,688

Net interest spread			4.58%			4.90%
Net interest margin			5.24%			5.34%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.
Noninterest Income
Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income decreased 10.9% in the third quarter of 2005 to $408,000 from $458,000 reported in the third quarter of 2004. Service charges on deposit accounts totaled $366,000, an increase of 4.6% from the prior year total of $350,000. The increase in service charge income was due to CB&T contributing $82,000, which offset a $66,000 decrease in service charge income from ANB. There were no gains on the sale of investment securities during the third quarter of 2005 compared to $47,000 reported in the third quarter of 2004.
Total noninterest income for the nine months ended September 30, 2005 was $1,338,000, a decrease of $31,000 or 2.3% compared to $1,369,000 for the same period in 2004. Service charges decreased $181,000 to a total of $984,000, compared same period last year, due predominantly to a decrease in the level of overdraft and ATM fees at ANB. Other income increased $237,000 due to the increase in the gain on sale of loans. In 2005, gain on the sale of loans was $204,000 as compared to $21,000 in 2004. The gain on the sale of investment securities was $0 for the first nine months of 2005, as compared to $87,000 for the same period in 2004.
Noninterest Expense
Noninterest expense for the third quarter of 2005 totaled $2,979,000, an increase of 66.5% or $1,190,000, as compared to $1,789,000 reported for third quarter of 2004. Salaries and benefits expense increased 78.5% to

$1,639,000, compared to $918,000. The increase included a one-time payment of $200,000 to the President of ANB upon her resignation per her employment agreement, and the addition of $291,000 in CB&T salary expense due to the acquisition. The $261,000 net increase in total occupancy, professional, and data processing fees was predominately due to $212,000 added by CB&T. Other operating expense increased by $208,000 to $575,000 in the third quarter of 2005 compared to the same period last year due to the addition of $145,000 in CB&T other operating expenses and a net increase of $63,000 in miscellaneous costs at ANB. The efficiency ratio was 69.5% for the third quarter of 2005 compared to 51.8% for the same period in 2004.
Total noninterest expense for the nine months ended September 30, 2005 increased $1,544,000 or 28.4% to $6,988,000, as compared to $5,444,000 for the same period in 2004. The Company’s efficiency ratio was 60.8% compared to 54.1% reported at September 30, 2004, reflecting the decrease in noninterest income combined with the increase in noninterest expense. Salaries and benefit expense increased $1,066,000 or 39.3% to a total of $3,777,000, reflecting the increase in staff to support growth at ANB and the addition of staff following the CB&T merger. The net increase of $185,000 in occupancy, data processing, and professional fees was attributed to the addition of CB&T. The net increase of $293,000 in other operating expense was a combination of the addition of CB&T expenses in the amount of $145,000 and a $148,000 increase in ANB costs.
Income Tax Expense
Income tax expense totaled $472,000 for the third quarter ended September 30, 2005, a decrease of 23.9% from the income tax expense reported for the third quarter of 2004. The decrease in income tax expense was a result of the 23.8% decrease in the Company’s pretax income, as compared to the third quarter of 2004. The effective tax rate for each of the third quarters of 2005 and 2004 was 39.8%.
Income tax expense for the first nine months ended September 30, 2005 decreased $9,000 or 0.5% to a total of $1,702,000, compared to the same period in 2004, as a result of a decrease in pretax net income. The Company’s effective tax rate was 39.7%, as compared to 39.8% for the same period in 2004.
Financial Condition
Overview
Total assets were $333.8 million at September 30, 2005, compared to $251.2 million at December 31, 2004, an increase of $82.6 million or 32.9%. The increase in total assets was primarily attributable to the acquisition of CB&T on July 29, 2005, which added total assets of $75.0 million. Internal growth added $7.8 million. The acquisition of CB&T added $38.0 million in loans, $21.6 million in investment securities, and $66.2 million in deposits. Total stockholders’ equity increased 13.1% to $27.9 million compared to December 31, 2004. The book value per share of common stock issued and outstanding at September 30, 2005 was $8.09, compared to $7.45 at December 31, 2004.
Loans
Total loans at September 30, 2005 increased 30.8% or $55.5 million to a balance of $235.8 million, compared to $180.3 million at December 31, 2004. The CB&T acquisition added $38.0 million in loans and contributed approximately 68.5% of the growth. Commercial loans totaled $51.3 million at September 30, 2005, compared to $28.8 million at December 31, 2004, an increase of $22.5 million or 78.3% with a total of $28.4 million acquired from CB&T. Commercial real estate loans grew $13.2 million or 14.6% from the beginning of the year. Construction loans increased $16.5 million or 154.6% from December 31, 2004 predominately due to increased demand for condominium construction loans in the DC market. CB&T construction loans accounted for $1.4 million of the increase. Residential loans increased $1.9 million or 3.9% to a total of $49.7 million, with $6.3 million from CB&T, and installment loans to individuals increased approximately $1.5 million or 152.8% to a total of $2.4 million, with a total of $1.7 million from CB&T.
Investments securities
The investment security portfolio totaled $69.8 million at September 30, 2005, an increase of $18.9 million or 37.2%, compared to December 31, 2005. The increase in the investment portfolio was due to the acquisition of CB&T, which added $21.6 million. Investment securities available-for-sale are carried at estimated fair value and totaled $52.2 million at September 30, 2005, an increase of $18.3 million or 54.0% from the year end, with $20.6 million from the acquisition of CB&T. Investment securities classified as held-to-maturity were $17.6 million, an increase of $634,000 or 3.7%, compared to December 31, 2004. See Note 5 to the Condensed Consolidated Financial Statements.
Short-term investments
Short-term investments consisting of federal funds and interest earning deposits in banks totaled $9.0 million, a decrease of 29.7% from the total of $12.8 million at December 31, 2004. Short-term funds were primarily used to fund the loan growth.
Deposits
Deposits are the Company’s primary source of funds, and are offered through 10 branches in Washington, D.C., Maryland and Virginia. Total deposits increased 33.8% or $72.9 million to $288.2 million at September 30, 2005, as compared to December 31, 2004. The acquisition of CB&T added $66.1 million or 90.7% of the growth. Noninterest-bearing deposits totaled $80.5 million, an increase of $20.8 million or 34.8%, with CB&T contributing 86.1 % of the increase. Interest-bearing deposits totaled $207.8 million, a $52.1 million increase or 33.4% from the balance of $155.7 million at December 31, 2004, with CB&T contributing 92.5% of the increase.
Short-term borrowings
Short-term borrowings consisting of repurchase agreements and federal funds purchased increased slightly to a total of $2.8 million at September 30, 2005, from $2.7 million at December 31, 2005. No additional short term debt was assumed with the CB&T acquisition.
Long-term debt
Long-term debt was $11.4 million at September 30, 2005, an increase of $4.3 million or 60.6%, compared to $7.1 million at December 31, 2004. The addition to long term debt reflects $5.0 million in borrowings with a cost equal to the prime rate and with a maturity of one year that may be extended for an additional seven years at the Company’s option. The loan was secured by 80,000 shares or 50% of the issued and outstanding capital stock of ANB. The borrowings were used to fund the capital infusion to CB&T required by its regulators. No additional long term debt was assumed in connection with the CB&T acquisition.
Stockholders’ Equity
Stockholders’ equity at September 30, 2005 was $28.0 million, an increase of $3.2 million from December 31, 2004. The increase primarily reflected the shares issued in the CB&T acquisition that were valued at $ 2.3 million. For additional information on capital adequacy, see Capital Resources.
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

The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. The provision for loan losses for the first nine months of 2005 totaled $220,000, compared to a $315,000 provision for the same period in 2004. The Company has experienced a decrease in nonperforming loans compared to previous years. The balance of the allowance for loan losses was $4,304,000 or 1.83% of total loans at September 30, 2005, compared to $2,558,000 or 1.42% of loans at December 31, 2004. The allowance for loan losses increased in the third quarter of 2005 primarily due to the acquired allowance of CB&T, which added approximately $1,415,000. Net loan recoveries were $403,000 and net charge-offs were $308,000 in 2005. The increase in the allowance for loan losses is intended to address known and inherent losses that are both probable and estimable at September 30, 2005, as well as in the acquired loan portfolio. While historical losses have been modest in prior years, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial and industrial, and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at September 30, 2005 is adequate given past experience and the underlying assessment of the Company’s loan portfolio.
The following table presents an analysis of the allowance for loan losses at September 30, 2005 and December 31, 2004.

	Sept. 30,	Dec. 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$2,558	$2,119
Allowance of acquired bank	1,430	—
Loans charged off:
Commercial	288	80
Real estate — residential	14	—
Installment — individuals	6	22

Total charge-offs	308	102

Recoveries:
Commercial	397	120
Installment — individuals	6	1

Total recoveries	403	121

Net recoveries	95	19

Provision for loan losses	220	420

Balance at end of period	$4,304	$2,558

Ratio of net recoveries to average loans	0.05%	0.01%
Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans 90 days or more delinquent and still accruing interest and, other real estate owned. There were no loans past-due at December 31, 2004 that were still accruing interest compared to $14,000 at September 30, 2005. Total nonaccrual loans at September 2005 were $838,000 with balances of $157,000 guaranteed by the SBA. Total nonperforming assets were $852,000 and were 0.26% of total assets. In comparison, nonperforming assets at December 31, 2004 were 0.75% of total assets and totaled $1,877,000, with balances of $1,006,000 guaranteed by the SBA. The acquisition of CB&T added a total of $605,000 in nonperforming loans.
The following table presents nonperforming assets by category at September30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$564	$1,353
Real Estate	273	524
Installment — individuals	1	—

Total nonaccrual loans	838	1,877

Past-due loans:
Installment — individuals	14	—

Total past-due loans	14	—

Total nonperforming assets	$852	$1,877

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)

Nonperforming assets exclusive of SBA guarantee	$681	$871
Ratio of nonperforming assets to gross loans	0.36%	1.04%
Ratio of nonperforming assets to total assets	0.26%	0.75%
Allowance for loan losses to nonperforming assets	505%	136%
Loans totaling $4,392,000 and $5,735,000 at September 30, 2005 and December 31, 2004, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. At the date, CB&T added $1,753,000 in monitored credits. The classification of the monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $1,219,000 and $1,910,000 as of September 30, 2005 and December 31, 2004, respectively.
Liquidity and Capital Resources
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents decreased for the period ended September 30, 2005 to a balance of $22.0 million, compared to the balance of $17.9 million at December 31, 2004. Liquid assets represented 6.6% of total assets at September 30, 2005, as compared to 7.1% of total assets at December 31, 2004.
The Company has additional sources of liquidity available through unpledged investment securities classified as available-for-sale totaling $31.8 million, and unsecured lines of credit available from correspondent banks, which can provide up to $17.0 million, as well as a credit facility through its membership in the FHLB of Atlanta.
Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The capital for CB&T is included in the third quarter results. The Company and the Banks continue to maintain a strong capital position. The Company and the Banks are considered “well-capitalized” under regulatory guidelines. To be categorized as well capitalized, a bank must maintain minimum capital ratios of 6.00%, 10.00%, and 5.00% for its tier I capital, total capital, and leverage ratios, respectively. The following table presents the Company’s and the Banks’ capital position relative to their various minimum statutory and regulatory capital requirements at September 30, 2005.

	Company		Banks		Minimal Capital
	Amount	Ratio	Amount	Ratio	Requirements
	(Dollars in thousands)
Leverage ratio	$28,399	9.22%	$33,310	10.80%	4.00%

Tier 1 risk-based ratio	28,399	10.40%	33,310	12.21%	4.00%

Total risk-based ratio	31,824	11.65%	36,977	13.56%	8.00%
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

PART II.
Item 1 — Legal Proceedings
     None
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
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
ABIGAIL ADAMS NATIONAL BANCORP, INC.
Registrant

Date: November 11, 2005	/s/ Jeanne D. Hubbard

Jeanne D. Hubbard
Chairwoman of the Board,
President and Director
(Principal Executive Officer)