Form 10-K
period 2005-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2006-03-31
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 000-10971
ABIGAIL ADAMS NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1508198

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1130 Connecticut Avenue, NW, Washington, DC	20036

(Address of Principal Executive Offices)	Zip Code
(202) 772-3600
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer ☑
     As of March 28, 2006, there were issued and outstanding 3,462,129 shares of the Registrant’s Common Stock.
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock ($16.50) as of June 30, 2005 was $35.9 million.
DOCUMENTS INCORPORATED BY REFERENCE
(1)      Sections of Annual Report to Shareholders for the year ended December 31, 2005 (Parts II and IV).
(2)      Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).

PART I
Item 1. Business.
General
     Abigail Adams National Bancorp, Inc. (the “Company”) is a Delaware-chartered bank holding company which conducts business through its two wholly-owned bank subsidiaries, The Adams National Bank (“ANB”) and Consolidated Bank & Trust Company (“CBT”) (collectively, the “Banks”). ANB serves the nation’s capital through six full-service offices located in Washington, D.C. and Maryland. CBT serves the Richmond and Hampton, Virginia market areas through three full service offices. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and ANB is regulated by the Office of the Comptroller of the Currency. CBT is regulated by the Federal Reserve Board and the Bureau of Financial Institutions of the Commonwealth of Virginia (“Bureau of Financial Institutions”). The Company’s assets consist primarily of its ownership in the shares of the Banks’ common stock and cash it receives from the Banks in the form of dividends or other capital distributions. At December 31, 2005, the Company had consolidated assets of $343.0 million, deposits of $292.0 million and stockholders’ equity of $28.1 million. The Banks exceed all applicable regulatory capital requirements. See “Supervision and Regulation.”
     ANB was founded in 1977 as a national bank. CBT was founded in 1903 as a Virginia chartered commercial bank that is a member of the Federal Reserve System. Both Banks’ deposits are federally insured to the maximum amount permitted by law.
     On July 29, 2005, the Company acquired CBT as a wholly-owned subsidiary by an Agreement and Plan of Merger, dated February 10, 2005 for approximately $2.5 million. Pursuant to the agreement, CBT shareholders received 0.534 shares of Company common stock for each of their CBT shares.
     The executive office of the Company is located at 1130 Connecticut Avenue, N.W., Washington, D.C. 20036. The telephone number is (202) 772-3600.
Market Area
     The Banks draw most of their customer deposits and conduct most of their lending activities from and within the Washington, D.C. metropolitan region, including suburban Virginia and Maryland along with Richmond and Hampton, Virginia. The Washington, D.C. and Richmond metropolitan markets attract a significant number of businesses of all sizes, professional corporations and national nonprofit organizations. The Banks actively solicit banking relationships with these firms and organizations, as well as their professional staff, and with the significant population of high net worth individuals who live and work in these regions.
Services of the Bank
     The Banks are community-oriented financial institutions offering a full range of banking services to their customers. The Banks attract deposits from the general public and historically have used such deposits, together with other funds to provide a broad level of commercial and retail banking services in Washington, D.C., Richmond, Hampton and the surrounding communities.
     The services offered by the Banks can be broadly characterized as being commercial or retail in nature. Commercial services offered by the Banks include offering a variety of commercial real estate and commercial business loans, cash management services, letters of credit and collateralized repurchase agreements. Commercial business loans are typically made on a secured basis to corporations, partnerships and individual businesses. To a lesser extent, the Banks offer consumer loans to their retail customers. The Banks’ retail banking services also include a variety of deposit account products including transaction accounts, money market accounts, certificates of deposit and Individual Retirement Accounts. The Banks use funds they have on hand, as well as borrowings, in order to fund their lending and investment activities.

     The Banks have automated teller machine access to the STAR, AMEX, PLUS and CIRRUS systems. The Banks offer their customers traditional on-line banking services and 24 hour telephone banking.
Lending Activities
     The Banks provide a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofit organizations and other organizations. These services include, but are not limited to, commercial business loans, commercial real estate loans, renovation and mortgage loans, SBA loans, loan participations, consumer loans, revolving lines of credit and letters of credit. Consumer lending primarily consists of personal loans made on a direct, secured basis. Real estate loans are originated primarily for commercial purposes. To a lesser extent, the Banks originate construction loans. The Banks offer loans which have fixed rates, as well as loans with rates which adjust periodically. At December 31, 2005, approximately $87.7 million or 35.2% of the Banks’ total loan portfolio consisted of loans with adjustable rates.
     The Banks provide financing to nonprofit organizations for construction and renovation of local headquarters, working capital lines of credit and equipment financing. Current nonprofit customers of the Banks include organizations which focus on issues relating to children’s rights, community housing, religion, education and health care.
     Commercial and real estate lending is performed by the ANB and CBT’s Lending Divisions, which are comprised of 15 loan officers, 11 of which are ANB loan officers. The loan support staff includes the Loan Operations’ and Administration staff of 17, who are responsible for preparing loan documents, recording and processing new loans and loan payments, ensuring compliance with regulatory requirements, and working with the Lending Divisions, in order to ensure the timely receipt of all initial and ongoing loan documentation and the prompt reporting of any exceptions. Credit analysis on loans is performed by the individual loan officers, using a credit analysis computer program, which provides not only the flexibility necessary to analyze loans but also the structure to ensure that all documentation requirements are appropriately met.
     Policies and procedures have been established by the Banks to promote safe and sound lending. ANB’s loan officers have individual lending authorities based on the individual’s seniority and experience. Loans in excess of individual officers’ lending limits are presented to the Officers’ Loan Committee (“OLC”), which meets weekly, and is comprised of all loan officers and the President. The President of ANB has authority to approve unsecured loans up to $1.0 million and secured loans up to $2.0 million. The OLC of ANB has authority to approve unsecured loans up to $1.0 million and secured loans up to $2.0 million. Loans over $1.0 million on an unsecured basis and over $2.0 million on a secured basis are brought to the Directors’ Loan Committee (“DLC”) of ANB, which meets approximately twice per month. The DLC of ANB is comprised of six outside directors. In addition to approving new loans, these Committees approve renewals, modifications and extensions of existing loans and reviews past due problem loans.
     The DLC of CBT is comprised of four out of seven outside directors and has authority to approve unsecured loans greater than $25,000 and secured loans greater than $50,000, up to the legal lending limit. The Vice President of Credit Administration has authority to approve unsecured loans ups to $25,000 and secured loans up to $50,000 thousand. The DLC of CBT meets approximately twice per month.
     Loan Portfolio Composition. The following information concerning the composition of the Banks’ loan portfolio on a consolidated basis in dollar amounts is presented (before deductions for allowances for losses) as of the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
			(In thousands)
Commercial business	$39,876	$28,756	$31,979	$36,300	$32,707
Real estate:
Commercial mortgage	124,578	90,477	81,001	80,674	77,279
Residential mortgage	48,489	49,737	34,184	34,736	23,765
Construction and land development	33,844	10,676	8,529	4,185	3,194
Consumer	2,057	958	659	979	1,394

Total loans	248,844	180,604	156,352	156,874	138,339
Less: net deferred loan fees	(557)	(332)	(318)	(338)	(278)

Total, net	$248,287	$180,272	$156,034	$156,536	$138,061

     For further information regarding the Banks’ loan portfolio composition, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 5 to the Notes to the Consolidated Financial Statements.
Commercial Business Lending
     The Banks provide a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Banks have collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one year to five years. These loans often require that borrowers maintain deposits with the Banks as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 2005, commercial loans totaled $39.9 million, the largest of which had a principal balance of $4.0 million, and at December 31, 2005 was performing in accordance with its terms.
     The Banks also offer Small Business Administration (“SBA”) guaranteed loans, which provide better terms and more flexible repayment schedules than conventional financing. SBA loans are guaranteed up to a maximum of 85% of the loan’s balance. As lending requirements of small businesses grow to exceed either Bank’s lending limit, the Banks have the ability to sell participations in these larger loans to other financial institutions on a servicing retained basis. The Banks believe that such participations will help to preserve lending relationships while providing a high level of customer service. At December 31, 2005, SBA-guaranteed loans totaled $7.0 million.
Real Estate Lending
     At December 31, 2005, the Banks’ real estate loan portfolio consisted of commercial real estate mortgages totaling $124.6 million, and residential real estate mortgages totaling $48.5 million. Commercial real estate loans are generally for terms of five years and amortize over a 15- and 25-year period. Commercial real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. In underwriting commercial real estate loans, the Banks consider the borrower’s overall creditworthiness and capacity to service debt, secondary sources or repayment and any additional collateral or credit enhancements. Our largest commercial real estate loan had a principal balance of $4.0 million at December 31, 2005 and was secured by first deed of trust. At December 31, 2005 this loan was performing in accordance with its terms.

     Residential real estate loans are generally for terms of five years, amortize over a 25 year period, with a balloon payment at the term end. Residential real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. Our largest residential real estate loan had a principal balance of $4.0 million at December 31, 2005. At December 31, 2005 this loan was performing in accordance with its terms. The underwriting for a residential real estate loan is the same as for a commercial real estate loan.
     The majority of the $33.8 million in construction and land development loans at December 31, 2005 are primarily for construction and renovation of commercial real estate properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending involves significant additional risks, as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers. The payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Banks limit the aggregate amount of outstanding construction loans to one borrower, and generally make such loans only in their market area and to borrowers with which the Banks have substantial experience or who are otherwise well known to the Banks. It is the Banks’ current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Banks also obtain appraisals on each property in accordance with applicable regulations.
Consumer Lending
     The Banks’ consumer lending includes loans for motor vehicles, and small personal credit lines. Consumer loans generally involve more risk than residential real estate mortgage and commercial real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower’s continuing financial stability. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Banks consider the borrower’s credit history, an analysis of the borrower’s income, expenses and ability to repay the loan and the value of the collateral. At December 31, 2005, consumer loans totaled $2.1 million.
Delinquencies and Classified Assets
     Collection Procedures. Outstanding loans are reviewed on a weekly basis. When a loan becomes 10 days past due, loan officers attempt to contact the borrower. Generally, loans that are 30 days delinquent will receive a default notice from the Banks. With respect to consumer loans, the Banks will commence efforts to repossess the collateral after the loan becomes 30 days delinquent. Generally, after 90 days the Banks will commence legal action.
     Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 2005, the Banks had nonperforming assets of $580,000 and a ratio of nonperforming assets to total assets of 0.17%.
     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, including among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowance for loan losses and valuation of other real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2005, the total allowance was $4.3 million, which amounted to 1.75% of total loans and 759% of nonperforming assets. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for probable loan losses.

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

	At December 31,
	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
				(Dollars in thousands)
Balance at end of period applicable to:
Commercial business	$1,799	16.0%	$720	15.9%	$740	20.5%	$817	23.1%	$673	23.7%
Real estate-mortgages	2,418	83.2	1,826	83.6	1,372	79.1	1,361	76.2	1,155	75.3
Consumer	60	0.8	12	0.5	7	0.4	13	0.7	34	1.0
Unallocated	68	—	—	—	—	—	106	—	49	—

Total allowance for loan losses	$4,345	100.0%	$2,558	100.0%	$2,119	100.0%	$2,297	100.0%	$1,911	100.0%

     For the year ended December 31, 2005, gross interest income which would have been recorded had the nonaccruing loans of $443,000 been current in accordance with their original terms amounted to $103,000. The amounts that were included in interest income on such loans were $95,000 for the year ended December 31, 2005. As of December 31, 2005, the Banks do not have any loans which are not disclosed in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans. For further information regarding the Banks’ allowance for loan losses and asset quality see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 5 to the Notes to the Consolidated Financial Statements.
Investment Activities
     The Banks’ investment portfolio consists of obligations of U.S. Government sponsored agencies and corporations, U.S. Treasuries, mortgage-backed securities, corporate securities, and marketable equity securities. At December 31, 2005, investments securities totaled $70.1 million of which $52.6 million were classified as available for sale. Total investment securities classified as held to maturity were $17.5 million at December 31, 2005. For further information regarding the Banks’ investments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Investments” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 4 to the Notes to the Consolidated Financial Statements.
     Investment Portfolio. The following tables set forth the carrying value of our investments at the dates indicated. At December 31, 2005, the market value of our investment securities and interest bearing deposits was approximately $70.6 million.

	At December 31,
	2005	2004	2003
	(In thousands)
U.S. Government and agency obligations	$54,464	$33,328	$23,390
U.S. treasuries	998	—	—
Mortgage-backed securities	6,118	7,860	10,282
Corporate securities	757	1,038	—
Marketable equity securities	7,779	8,609	10,746
Interest-earning deposits	441	2,420	10,131

Total investments	$70,557	$53,255	$54,549

Deposits
     The Banks offer a variety of deposit accounts with a range of interest rates and terms. The flow of deposits is influenced by a variety of factors including general economic conditions, changes in market rates, prevailing interest rates and competition. The Banks rely on competitive pricing of its deposit products and customer service to attract and retain deposits, however market interest rates and rates offered by competing financial institutions significantly affect the Banks’ ability to attract and retain deposits.
     The Banks’ deposits totaled $292.0 million at December 31, 2005. Demand deposits totaled $78.8 million and comprised 27.0% of total deposits. Savings, NOW, and money market accounts totaled $134.3 million and comprised 46.0% of total deposits. Certificates of deposits were 27.0% of the total deposits for a balance of $78.9 million. For further information regarding the Banks’ deposits see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Deposits” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 8 to the Notes to the Consolidated Financial Statements.
     The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005. These deposits represented 14.9% of our total deposits at December 31, 2005.

Remaining Maturity	Amount
(In thousands)
Three months or less	$4,438
Three through six months	14,933
Six through twelve months	18,197
Over twelve months	5,895

Total	$43,463

Borrowed Funds
     The Company’s short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements totaling $8.3 million at December 31, 2005. Long-term debt consists of a term note and term advances from the FHLB at an average rate of 4.97%. Long–term debt totaled $11.2 million at December 31, 2005. For further information regarding the Banks’ borrowed funds see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Borrowed Funds” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Notes 11 and 12 to the Notes to the Consolidated Financial Statements.
Competition
     The Banks face strong competition among financial institutions in Washington, D.C., Northern Virginia, Richmond and Hampton, Virginia and suburban Maryland for both deposits and loans. Principal competitors include other community commercial banks and larger financial institutions with branches in the Banks’ service area. Intense competition is expected to continue as bank mergers and acquisitions of smaller banks by larger institutions in the Washington, D.C., Richmond and Hampton, Virginia metropolitan regions may be expected to continue for the foreseeable future.

     The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. The Banks face competition for deposits and loans throughout their market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in its market areas. Many of the financial intermediaries operating in the Banks’ market areas offer certain services, such as trust, investment and international banking services, which the Banks do not offer. Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.
     In order to compete with other financial services providers, the Banks principally rely upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs.
Employees
     At December 31, 2005, the Company employed 103 people on a full time basis. The employees are not represented by a union and management believes that its relations with its employees are good.
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
The Banks
     ANB, as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency (the “OCC”). If, as a result of an examination of ANB, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the ANB’s operations are unsatisfactory or that ANB or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation of law or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of ANB, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a bank’s deposit insurance, in the absence of action by the OCC and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. ANB is not subject to any such actions by the OCC or the FDIC.
     CBT is a Virginia state bank and a member of the Federal Reserve System, and its depositors are insured by the FDIC. The Federal Reserve and the Virginia State Corporation Commission and its Bureau of Financial Institutions regulate and monitor CBT’s operations. CBT is required to file with the Federal Reserve quarterly financial reports on the financial condition and performance of the organization. The Federal Reserve and State conduct periodic onsite and offsite examinations of CBT. CBT must comply with a wide variety of reporting requirements and banking regulations. The laws and regulations governing CBT generally have been promulgated to protect depositors and the deposit insurance funds and not to protect various shareholders.
     The deposits of the Banks are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Banks pays a semiannual statutory assessment. Various other requirements and restrictions under the laws of the United States affect the operations of the Banks. Federal statutes and regulations relate to many aspects of the Banks’ operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Banks are required to maintain certain levels of capital.

Restrictions on Transfers of Funds to the Company by the Banks
     The Company is a legal entity separate and distinct from the Banks. The Company’s ability to pay cash dividends is limited by Delaware corporate law. In addition, the prior approval of the Banks’ primary regulator is required if the total of all dividends declared by the individual Banks in any calendar year exceeds that bank’s net income for the year combined with its retained net profits for the preceding two years, less any transfers to surplus, that is still available for dividends.
     The Banks’ regulators have authority to prohibit the Banks from engaging in activities that, in the regulators opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the regulator could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Banks or the Company may pay.
     The Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Banks, unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Banks to or in the Company or to or in any other affiliate is limited to 10% of the individual Bank’s capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Banks under the prompt corrective action provisions of federal law.
Written Agreements
     On September 5, 2000, CBT entered into a written agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Virginia State Corporation Commission, which imposes certain requirements on CBT. A summary of the requirements follows: 1) develop a strengthened management structure, including the employment of a permanent and full time chief executive officer; 2) submit status reports on classified loans, charged-off loans, and maintain an adequate and documented allowance for loan losses; 3) submit written plans for maintaining board oversite and succession, maintaining capital, and maintaining updated policies; 4) obtain regulatory approval for the payment of dividends to shareholders; and 5) develop oversite measures for compliance programs.
     On June 12, 2002, The Federal Reserve Bank of Richmond issued a Capital Restoration directive. CBT was directed to submit a capital restoration plan to the Federal Reserve Bank of Richmond and to meet certain restrictions, such as a restriction on asset growth; no expansion through acquisitions; no new branches, no new lines of business; no bonuses or raises to senior officers, no payment of dividends; and no payment of interest rates higher than other financial institutions in central Virginia. The bank filed a detailed Capital Restoration Plan on July 29, 2002 and again on October 24, 2003.
     The written agreement was updated with an amendment on July 25, 2003. A summary of the requirements follows: 1) employ a qualified senior credit administrator and internal auditor; 2) increase the number of outside directors with banking experience; 3) place restrictions on indemnification and severance payments; 4) submit an updated written plan to maintain sufficient capital; 5) submit a plan to monitor and control concentrations of credit; 6) correct documentation and loan policy exceptions; 7) submit a status report on criticized loans ; 8) submit a program to improve internal control and compliance with the Currency and Foreign Transactions Reporting Act; 9) submit updated policies and procedures for the Trust Department; and 10) require Board approval of all policies and procedures on an annual basis.

     CBT is in full compliance with all but three requirements and is partially compliant with the remaining three requirements. CBT management is working closely with their regulators to be in full compliance with the written agreements. There can be no assurance if or when the Federal Reserve Bank of Richmond will deem the Capital Restoration directive satisfied.
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
     Under federal regulations, an institution is generally considered “well capitalized” if it has a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I capital (leverage) ratio of at least 5%. Federal law generally requires full-scope on-site annual examinations of all insured depository institutions by the appropriate federal bank regulatory agency, although the examination may occur at longer intervals for small well-capitalized or state chartered banks.
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
     Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Banks to grow and could restrict the amount of profits, if any, available for the payment of dividends.

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
Premiums for Deposit Insurance
     On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.
Community Reinvestment Act
     The Banks are subject to the provisions of the Community Reinvestment Act (“CRA”) which requires banks to assess and help meet the credit needs of the community in which the bank operates. The OCC examines the Bank to determine its level of compliance with CRA and the Federal Reserve Board examines CBT to determine its level of compliance with CRA. The OCC and the Federal Reserve Board are required to consider the level of CRA compliance when their regulatory applications are reviewed. The Banks each received a satisfactory Community Reinvestment Act rating in its most recent federal examination.
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
The USA PATRIOT Act
     The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Financial institutions, such as the Bank, have been subject to a federal anti-money laundering obligation for years. The USA PATRIOT Act has no material impact on the Banks’ operations.
Sarbanes-Oxley Act of 2002
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
     Although we have incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, such compliance has not had a material impact on our results of operations or financial condition to date. However, the Company expects costs will increase in the future as a result of its continued efforts to implement the Sarbanes-Oxley Act and to comply with the SEC’s requirement that management issue an internal control report and assessment beginning with its 2007 annual report to shareholders.
Factors Affecting Future Results
     In addition to historical information, this Form 10-K includes certain forward looking statements that involve risks and uncertainties such as statements of the Company’s plans, expectations and unknown outcomes. The Company’s actual results could differ materially from management expectations. Factors that could contribute to those differences include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Banks’ loan and investment portfolios, changes in ownership status resulting in, among other things, the loss of eligibility for participation in government and corporate programs for minority and women-owned banks, change in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices.
Item 1A. Risk Factors.
     Abigail Adams National Bancorp, Inc.’s Commercial Real Estate and Commercial Business Loans Expose it to Increased Lending Risks.
     At December 31, 2005, the Company’s portfolio of commercial real estate loans totaled $124.6 million, and commercial business loans totaled $39.9 million. These two categories of loans represent 66.2% of the Company’s loan portfolio. The Company plans to continue its emphasis on the origination of these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Company’s borrowers have more than one commercial real estate or commercial business loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.
     Abigail Adams National Bancorp, Inc.’s Current Concentration of Loans in its Primary Market Area May Increase its Risk.
     The Company’s success depends primarily on the general economic conditions in Washington, D.C. and to a lesser extent the Richmond and Hampton, Virginia market areas. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Washington, D.C. The local economic conditions in the Washington, D.C. metropolitan area have a significant impact on its loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond the Company’s control would impact these local economic conditions and could negatively affect the financial results of its banking operations.
     The Company targets its business lending and marketing strategy for loans to serve primarily the banking and financial services needs of small to medium size businesses. These small to medium size businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, the Company’s results of operations and financial condition may be adversely affected.
     If Abigail Adams National Bancorp, Inc.’s Allowance for Credit Losses is Not Sufficient to Cover Actual Loan Losses, its Earnings Could Decrease.
     The Company’s loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. The Company may experience significant loan losses, which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for credit losses, the Company relies on its loan quality reviews, its experience and its evaluation of economic conditions, among other factors. If the Company’s assumptions and judgments prove to be incorrect, its allowance for credit losses may not be sufficient to cover losses in its loan portfolio, resulting in additions to its allowance. Material additions to its allowance would materially decrease its net income.

     The Company’s emphasis on continued diversification of its loan portfolio through the origination of commercial real estate and commercial business loans is one of the more significant factors it takes into account in evaluating its allowance for credit losses and provision for credit losses. As the Company further increases the amount of such types of loans in its portfolio, the Company may determine to make additional or increased provisions for credit losses, which could adversely affect its earnings.
     In addition, bank regulators periodically review the Company’s loan portfolio and credit underwriting procedures as well as its allowance for credit losses and may require the Company to increase its provision for credit losses or recognize further loan charge-offs. Any increase in its allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on the Company’s results of operations and financial condition.
     Changes in Interest Rates Could Adversely Affect Abigail Adams National Bancorp, Inc.’s Results of Operations and Financial Condition.
     The Company’s results of operations and financial condition are significantly affected by changes in interest rates. The Company’s results of operations depend substantially on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. At December 31, 2005, the Company’s interest rate risk profile indicated that net interest income would increase in a rising interest rate environment, but would decrease in a declining interest rate environment.
     Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular the Company’s securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2005, the Company’s available for sale securities totaled $52.6 million. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders’ equity or earnings.
     The Company also is subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.
     Strong Competition Within Abigail Adams National Bancorp, Inc.’s Market Area May Limit its Growth and Profitability.
     Competition in the banking and financial services industry is intense. In the Company’s market area, the Company competes with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than the Company does and may offer certain services that the Company does not or cannot provide. The Company’s profitability depends upon its continued ability to successfully compete in its market area.
     Abigail Adams National Bancorp, Inc. Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations.
     The Company is subject to regulation, supervision and examination by the Federal Reserve Board. ANB is subject to regulation by the OCC and by the FDIC, as insurer of its deposits. CBT is subject to regulation by the Federal Reserve Board, the Bureau of Financial Institutions and by the FDIC, as insurer of its deposits. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the evaluation of the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on the Company and its operations.

     The Company’s operations are also subject to extensive regulation by other federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because its business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact its operations, including, among other things, matters pertaining to corporate governance, requirements for listing and maintenance on national securities exchanges and over the counter markets, and Securities and Exchange Commission rules pertaining to public reporting disclosures. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect the Company’s business, financial condition or prospects.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     The principal executive office of the Company is located in leased space at 1130 Connecticut Avenue, N.W., Washington, D.C. 20036. The Banks lease seven branch offices, located at: 1) 1501 K Street, N.W., Washington, D.C. 20006; 2) 1729 Wisconsin Avenue, N.W., Washington, D.C. 20007; 3) Union Station, 50 Massachusetts Avenue, N.E., Washington, D.C. 20002; 4) 1604 17th Street, N.W., Washington, D.C. 20009; 5) 8121 Georgia Avenue, Silver Spring, Maryland, 20910; 6) 802 7th Street, N.W., Washington, D.C. 20001, and 7) 5214 Chamberlayne Avenue, Richmond, Virginia, 23227. The Bank owns two branch office buildings at 320 North First Street, Richmond, Virginia, 23227 and at 101 North Armistead Avenue, Hampton, Virginia, 23669. The Company leases space for Deposit Operations at 1627 K Street, N.W., Washington, D.C., and a closed operations center at 2015 25th Street, City of Newport News, Virginia, 23607. The Union Station branch has two additional ATM’s located in Union Station. Leases for these facilities expire as follows:

Location	Expiration of Lease

1501 K Street, N.W.	2012
50 Massachusetts Avenue, N.E.	2008
Union Station ATM	2009
Union Station ATM	2009
802 7th Street, N.W.	2007
1729 Wisconsin Avenue, N.W.	2008
1604 17th Street, N.W.	2016
1130 Connecticut Avenue, N.W.	2012
8121 Georgia Avenue	2008
1627 K Street, N. W.	2012
5214 Chamberlayne Avenue	2008
2015 25th Street	2007
     In 2005, the Company and the Banks incurred rental expense on leased real estate of approximately $795,000. The Company considers all of the properties leased by the ANB and CBT to be suitable and adequate for their intended purposes. At December 31, 2005, the book value of the Banks’ premises and equipment was $4.7 million.
Item 3. Legal Proceedings.
     Although the Banks, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company, ANB and CBT are a party or to which any of their property is subject.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     The Company’s Common Stock is currently listed on the Nasdaq National Market under the symbol “AANB,” and there is an established market for such common stock.
     The following table sets forth the range of the high and low sales prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by the Nasdaq National Market. Historical data has been restated to reflect the 10% common stock dividend distributed to shareholders on January 14, 2005.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended

March 31, 2004	$17.64	$15.28	$0.114
June 30, 2004	16.55	12.74	0.114
September 30, 2004	15.64	12.73	0.114
December 31, 2004	20.81	15.02	0.114
March 31, 2005	19.31	15.96	0.125
June 30, 2005	17.41	15.40	0.125
September 30, 2005	17.25	15.30	0.125
December 31, 2005	15.99	14.00	0.125
     As of December 31, 2005, the Company had 807 shareholders of record, and there were 3,462,129 shares issued and outstanding.
     The Company did not repurchase any shares of its common stock during the fourth quarter.
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights.	rights.	reflected in column (a)).
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	170,156
Equity compensation plans not approved by security holders	10,588	$5.21	—

Total	10.588	$5.21	170,156

     The Company adopted a non-statutory stock option plan (2000 Stock Option Plan) on February 15, 2000 that was not submitted for approval to the shareholders. A total of 30,250 shares of common stock were authorized for issuance to key employees and non-employee directors. All options were granted at an exercise price of $5.21 per share, representing 90% of the fair market value of the Company’s common stock at the date of the grant. The options vested over three years and expire after ten years from the date of grant. As of December 31, 2005, 19,662 options have been exercised in the 2000 Stock Option Plan.
     The Company has a 1987 stock option plan providing for the award of non-statutory options to purchase 170,156 shares of common stock. This plan was approved by stockholders. No options have ever been awarded under this plan. The 1996 Employee Incentive Stock Option Plan, the Original Directors Stock Option Plan, and the 1996 Directors Stock Option Plan were granted and fully exercised in prior years.

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
     See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Item 9B. Other Information.
     None

PART III
     Except as set forth below, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by the Form 10-K.
Item 10. Directors and Executive Officers of the Registrant.
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
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.
     Information required by Items 10 through 14 is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)(1) Financial Statements
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets, December 31, 2005 and 2004

•	Consolidated Statements of Income Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements
     (a)(2) Financial Statement Schedule
     No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3) Exhibits

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (4)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (5)

4.2	Form of Common Stock Certificate of the Company (6)

10.1	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (7)

13	Annual Report to Shareholders

14	Code of Ethics (8)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4)	Incorporated by reference to Exhibits 1-3 to the Company’s Registration Statement on Form 8-A dated April 12, 1994.

(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.

(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated April 22, 2005.

(7)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(8)	(10) Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b) See the exhibits filed under Item 15(a)(3)

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ABIGAIL ADAMS NATIONAL BANCORP, INC.
Date: March 31, 2006	By:	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard, Chairwoman of the Board,
President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jeanne D. Hubbard	By:	/s/ Karen E. Troutman

	Jeanne D. Hubbard, Chairwoman of the Board, President and Chief Executive Officer		Karen E. Troutman, Principal Financial and Accounting Officer

Date: March 31, 2006		Date: March 31, 2006

By:	/s/ A. George Cook	By:	/s/ Patricia G. Shannon

	A. George Cook, Director		Patricia G. Shannon, Director

Date: March 31, 2006		Date: March 31, 2006

By:	/s/ Marianne Steiner	By:	/s/ Douglas V. Reynolds

	Marianne Steiner, Director		Douglas V. Reynolds, Director

Date: March 31, 2006		Date: March 31, 2006

By:	/s/ Joseph L. Williams	By:	/s/ Marshall T. Reynolds

	Joseph L. Williams, Director		Marshall T. Reynolds, Director

Date: March 31, 2006		Date: March 31, 2006

By:	/s/ Bonita A. Wilson

Bonita A. Wilson, Director

Date: March 31, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (4)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (5)

4.2	Form of Common Stock Certificate of the Company (6)

10.1	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (7)

13	Annual Report to Shareholders

14	Code of Ethics (8)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4)	Incorporated by reference to Exhibits 1-3 to the Company’s Registration Statement on Form 8-A dated April 12, 1994.

(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.

(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated April 22, 2005.

(7)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(8)	Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b) See the exhibits filed under Item 15(a)(3)