Form 10-Q
period 2006-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2006-05-12
CIK 356809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of May 12, 2006, there were issued and outstanding 3,462,129 shares of Registrant’s Common Stock.

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2006 (unaudited) and December 31, 2005
(Dollars in thousands)

	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$12,783	$12,216
Federal funds sold	11,005	5,892
Interest-earning deposits in other banks	408	441

Total cash and cash equivalents	24,196	18,549
Investment securities available for sale, at fair value	52,202	52,628
Investment securities held to maturity, at amortized cost (market values of $16,940 and $17,043 for 2006 and 2005, respectively)	17,438	17,488
Loans	251,672	248,287
Less: allowance for loan losses	(4,529)	(4,345)

Loans, net	247,143	243,942

Premises and equipment, net	4,826	4,744
Other assets	7,131	5,679

Total assets	$352,936	$343,030

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$75,233	$78,809
Interest-bearing deposits	208,110	213,223

Total deposits	283,343	292,032
Short-term borrowings	27,168	8,256
Long-term debt	10,983	11,213
Other liabilities	3,315	3,476

Total liabilities	324,809	314,977

Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,480,213 shares in 2006 and 2005; outstanding 3,462,129 shares in 2006 and 2005	35	35
Additional paid-in capital	24,865	24,865
Retained earnings	4,123	3,903
Less: Treasury stock, 18,084 shares in 2006 and 2005, at cost	(98)	(98)
Accumulated other comprehensive loss	(798)	(652)

Total stockholders’ equity	28,127	28,053

Total liabilities and stockholders’ equity	$352,936	$343,030

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Months Ended March 31, 2006 and 2005
(In thousands except per share data)
(Unaudited)

	2006	2005
Interest Income
Interest and fees on loans	$4,821	$3,134
Interest and dividends on investment securities, taxable	726	545
Other interest income	120	68

Total interest income	5,667	3,747

Interest Expense
Interest on deposits	1,533	560
Interest on short-term borrowings	108	4
Interest on long-term debt	157	55

Total interest expense	1,798	619

Net interest income	3,869	3,128
Provision for loan losses	50	65

Net interest income after provision for loan losses	3,819	3,063

Noninterest income
Service charges on deposit accounts	348	314
Other income	135	114

Total noninterest income	483	428

Noninterest expense
Salaries and employee benefits	1,724	1,055
Occupancy and equipment expense	530	334
Professional fees	160	90
Data processing fees	219	115
Other operating expense	589	370

Total noninterest expense	3,222	1,964

Income before provision for income taxes	1,080	1,527
Provision for income taxes	427	605

Net Income	$653	$922

Earnings per share:
Basic	$0.19	$0.28
Diluted	$0.19	$0.28
Average common shares outstanding:
Basic	3,462	3,323
Diluted	3,469	3,331
Dividends per share:	$0.125	$0.125
See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2005 and 2006
(Dollars in thousands except per share data)
(Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2004	$33	$22,628	$2,279	($98)	($82)	$24,760
Comprehensive income:
Net income	—	—	922	—	—	922
Unrealized losses during period of ($598) on investment securities available for sale, net of tax benefit of ($242)	—	—	—	—	(356)	(356)

Total comprehensive income	—	—	—	—	—	566

Fractional shares 10% stock dividend	—	(3)	—	—	—	(3)
Dividends declared ($0.125 per share)	—	—	(415)	—	—	(415)

Balance at March 31, 2005	$33	$22,625	$2,786	($98)	($438)	$24,908

Balance at December 31, 2005	$35	$24,865	$3,903	($98)	($652)	$28,053
Comprehensive income:

Net income	—	—	653	—	—	653
Unrealized losses during the period of ($238) on investment securities available for sale, net of tax benefit of ($92)	—	—	—	—	(146)	(146)

Total comprehensive income	—	—	—	—	—	507

Dividends declared ($0.125 per share)	—	—	(433)	—	—	(433)

Balance at March 31, 2006	$35	$24,865	$4,123	($98)	($798)	$28,127

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$653	$922
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	65
Depreciation and amortization	135	74
Accretion of loan discounts and fees	(115)	(70)
Gain on sale of guaranteed portion of SBA loans	(28)	(33)
Net premium amortization on investment securities	1	18
Increase in other assets	(592)	(474)
(Decrease) increase in other liabilities	(161)	380

Net cash (used in) provided by operating activities	(57)	882

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	2,000	—
Proceeds from repayment of mortgage-backed securities held to maturity	—	114
Proceeds from repayment of mortgage-backed securities available for sale	258	274
Purchase of investment securities available for sale	(2,000)	—
Purchase of FHLB stock	(771)	(39)
Net (increase) decrease in loans	(3,105)	6,213
Purchase of premises and equipment, net	(206)	(166)

Net cash (used in) provided by investing activities	(3,824)	6,396

Cash flows from financing activities:
Net decrease in transaction and savings deposits	(14,032)	(6,844)
Net increase in time deposits	5,311	2,033
Net increase (decrease) in short-term borrowings	18,912	(461)
Repayment of long-term debt	(230)	(227)
Payment of 10% stock dividend on fractional shares	—	(3)
Cash dividends paid to common stockholders	(433)	(415)

Net cash provided by (used in) financing activities	9,528	(5,917)

Net increase in cash and cash equivalents	5,647	1,361
Cash and cash equivalents at beginning of period	18,549	17,903

Cash and cash equivalents at end of period	$24,196	$19,264

Supplementary disclosures:
Interest paid on deposits and borrowings	$1,451	$523

Income taxes paid	$785	$850

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 Basis of presentation
Abigail Adams National Bancorp, Inc. (the “Company”) is the parent company of The Adams National Bank (“ANB”) and Consolidated Bank and Trust (“CB&T”). As used herein, the term Company includes ANB and CB&T, unless the context otherwise requires.
The Company prepares its condensed consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q, and regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2005, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2005 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2006 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain reclassifications may have been made to amounts previously reported for 2005 to conform with the 2006 presentation.
On July 29, 2005, the Company completed the acquisition of 100% of the outstanding stock of CB&T and began to include the results of operations for CB&T from July 30, 2005. The merger was accounted for under the purchase method of accounting. See Note 3 of the Notes to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005 for a complete discussion of the shares issued, purchase price and its allocation to CB&T’s assets and liabilities, and pro forma information.
Note 2 Contingent Liabilities
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes since December 31, 2005.
Note 3 Earnings per share
Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are determined using the treasury stock method and based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS for the quarters ended March 31, 2006 and 2005.

	For the three months ended
	March 31,
	2006	2005
Weighted average shares	3,462,129	3,322,820
Effect of dilutive stock options	6,575	8,553

Dilutive potential average common shares	3,468,704	3,331,373

Note 4 Stock-based compensation plans
At March 31, 2006, the Company had two stock-based compensation plans. The Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments”, (SFAS 123(R)), requires that compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the Company’s financial statements beginning in the first quarter of March 31, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. In 2005 and previous reporting periods, the Company accounted for grants under its stock option plans based on the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation”. All stock based compensation awards granted prior to the effective date of SFAS 123(R) were fully vested and there were no new awards granted by the Company during the periods presented. Accordingly, in the first quarters of 2006 and 2005, the Company had no stock based compensation to be recorded under SFAS No.123(R) or APB Opinion No. 25.
Note 5 Securities
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at March 31, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(Dollars in thousands)	Cost Basis	Gains	Losses	Value
March 31, 2006:
Investment Securities – available for sale:
U.S. government sponsored agencies and corporations	$39,562	$73	$778	$38,857
U.S. treasuries	—	—	—	—
Mortgage-backed securities	5,079	—	252	4,827
Corporate securities	1,077	—	257	820
Marketable equity securities	7,715	44	61	7,698

Total	$53,433	$117	$1,348	$52,202

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$16,482	$—	$474	$16,008
Mortgage-backed securities	956	—	24	932

Total	$17,438	$—	$498	$16,940

December 31, 2005:
Investment Securities – available for sale:
U.S. government sponsored agencies and corporations	$38,542	$41	$598	$37,985
U.S. treasuries	990	8	—	998
Mortgage-backed securities	5,292	—	183	5,109
Corporate securities	1,079	—	322	757
Marketable equity securities	7,718	61	—	7,779

Total	$53,621	$110	$1,103	$52,628

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$16,479	$—	$424	$16,055
Mortgage-backed securities	1,009	—	21	988

Total	$17,488	$—	$445	$17,043

The Company had no gains or losses on sales of securities in the periods ending March 31, 2006 or March 31, 2005. The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at March 31, 2006 and December 31, 2005, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12 months		existing 12 months or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2006:
U.S. government sponsored agencies and corporations	$13,812	$120	$32,349	$1,132	$46,161	$1,252
U.S. treasuries	—	—	—	—	—	—
Mortgage-backed securities	—	—	5,737	276	5,737	276
Corporate securities		—	820	257	820	257
Marketable equity securities	1,939	61	—	—	1,939	61

Total	$15,751	$181	$38,906	$1,665	$54,657	$1,846

December 31, 2005:
U.S. government sponsored agencies and corporations	$24,561	$328	$20,801	$694	$45,362	$1,022
U.S. treasuries	—	—	—	—	—	—
Mortgage-backed securities	1,258	22	4,805	182	6,063	204
Corporate securities	—	—	757	322	757	322
Marketable equity securities	—	—	—	—	—	—

Total	$25,819	$350	$26,363	$1,198	$52,182	$1,548

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
At March 31, 2006, there were numerous investment securities with unrealized losses. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the Federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.
The Company holds two corporate bonds carried at fair value totaling $820,000 with an aggregate unrealized loss of $257,000 at March 31, 2006. These two bonds have had unrealized losses existing for greater than 12 months and were downgraded in 2005 to below investment grade. Interest payments continue to be received as scheduled and the Company has the intent and ability to hold the bonds until their maturity. Based on an evaluation of the creditworthiness of the issuers, the Company believes the issuers will not default and that it will recoup the entire principal at maturity; therefore, management did not record any other-than-temporary impairment charge at March 31, 2006.
The other unrealized losses that existed as of March 31, 2006 and December 31, 2005, are a result of market changes in interest rates since the securities’ purchase. This factor, coupled with the fact the Bank has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held to maturity and available-for-sale portfolios are temporary.
Note 6 Defined Benefit Pension Plan
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
The components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 were as follows:

	Pension Benefits
	Net Periodic Benefit Cost
	For the 3 months
	ended March 31,
(Dollars in thousands)	2006	2005
Service cost	$—	$—
Interest cost	66	65
Expected return on plan assets	(70)	(70)
Amortization of prior service cost	—	—
Amortization of net (gain) loss	—	15

Net periodic benefit cost	$(4)	$10

CB&T anticipates making its 2005 fiscal year contribution in May of 2006. CB&T estimates this contribution to be approximately $700,000. The pension plan has a fiscal year ending August 31.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Abigail Adams National Bancorp, Inc. (the “Company”) is the parent of The Adams National Bank (“ANB”), a national bank with six full-service branches located in the greater metropolitan Washington, D.C. area and, Consolidated Bank and Trust (CB&T), a Virginia chartered commercial bank, with two branches in Richmond and one in Hampton, Virginia. The Company reports its financial results on a consolidated basis with ANB and CB&T.
The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005.
Results of Operations
Overview
The Company recorded net income of $653,000 for the first three months of 2006, as compared to $922,000 for the first quarter of 2005. The 29.2% decrease in net income compared to the same quarter last year was predominantly due to a $1.3 million increase in noninterest expense. Book value per share was $8.12 at March 31, 2006, as compared to $7.50 at March 31, 2005. The return on average assets was 0.76% and the return on average equity was 9.37% for the first quarter of 2006, compared to a return on average assets of 1.51% and a return on average equity of 14.94% for the same period last year. Basic and diluted earnings per share were $0.19 for the first quarter of 2006 and $0.28 for the first quarter of 2005.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended March 31, 2006 increased 23.7% to $3.9 million from $3.1 million in the first quarter of 2005. The growth in net interest income was attributable to the growth in average earning assets, particularly loans. Average loans increased 43.4% or $75.4 million to $249.1 million from $173.7 million at March 31, 2005. Of the $75.4 million increase in average loans, $40.6 million is attributable to loans from the CB&T subsidiary, which was acquired on July 30, 2005. The increase in the prime rate contributed to the increase in the average yields on loans to 7.85% in the first quarter of 2006 from 7.32% in first quarter of 2005. In the first quarter of 2006, the average balance on investments increased 32.8% to $82.5 million from $62.1 million in the same period of 2005. The increase in average investments is predominately due to the addition of CB&T. The 2006 first quarter yield on average earning assets was 6.93%, an increase of 49 basis points from the 2005 first quarter yield of 6.44%.
Funding for earning assets comes from deposits, long and short-term borrowings, and stockholders’ equity. The percentage of average earning assets funded by average interest-bearing liabilities increased to 73.5% during the first quarter of 2006, compared to 68.0% for the same period in 2005. Average interest bearing liabilities increased 52.0% over the first quarter of 2005. The cost of interest-bearing funds for the quarter ended March 31, 2006, increased 142 basis points to 2.99%. The increase in the cost of interest-bearing liabilities reflects deposits and short-term borrowings bearing higher interest rates in a rising interest rate environment. The increase in the cost of long-term borrowing is due to the addition of a $5 million term note at prime rate used to fund the capital infusion for CB&T at acquisition on July 29, 2005.
The net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.73% for the first quarter of 2006, a decrease of 65 basis point from 5.38% for the first quarter of 2005. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 3.94% for 2006, reflecting a decrease of 93 basis points from the 4.87% reported in the first quarter of 2005. The decline in the net interest margin and spread reflects the competitive deposit pricing in the Company’s local markets; the increased competition for loan originations; and the effect of a flat yield curve on the repricing assets and deposits.

The following table presents the average balances, net interest income and interest yields/rates for the first three months of 2006 and 2005.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)

	2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$249,065	$4,821	7.85%	$173,747	$3,134	7.32%
Investment securities	71,429	726	4.12%	50,602	545	4.37%
Federal funds sold	8,336	91	4.43%	2,997	17	2.30%
Interest-earning bank balances	2,723	29	4.32%	8,532	51	2.42%

Total earning assets	331,553	$5,667	6.93%	235,878	$3,747	6.44%

Allowance for loan losses	(4,410)			(2,616)
Cash and due from banks	12,981			8,815
Other assets	8,950			4,741

Total assets	$349,074			$246,818

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$141,932	$824	2.35%	$96,645	$273	1.15%
Certificates of deposit	80,001	709	3.59%	54,088	287	2.15%
Short term borrowings	10,702	108	4.09%	2,624	4	0.62%
Long-term debt	11,106	157	5.73%	7,021	55	3.18%

Total interest-bearing liabilities	243,741	1,798	2.99%	160,378	619	1.57%

Noninterest-bearing deposits	73,543			59,879
Other liabilities	3,522			1,526
Stockholders’ equity	28,268			25,035

Total liabilities and stockholders’ equity	$349,074			$246,818

Net interest income		$3,869			$3,128

Net interest spread			3.94%			4.87%
Net interest margin			4.73%			5.38%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Noninterest Income
Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income totaled $483,000, an increase of 12.9% or $55,000 from the first quarter of 2005. Service charges on deposit accounts totaled $348,000, an increase of 10.8% from the prior year total of $314,000. The increase in service charges was due to $96,000 from the addition of CB&T offset by a $62,000 decrease at ANB. Other income, consisting of other fee-based services and the gain on the sale of loans, increased by $21,000 in the first quarter of 2006 to $135,000, compared to the same period in 2005. Gain from sales of the guaranteed portion of SBA loans were $28,000 at March 31, 2006 and $33,000 at March 31, 2005. There were no gains on the sale of investment securities in the first quarter of 2006 or 2005.
Noninterest Expense
Noninterest expense in the first quarter of 2006 totaled $3.2 million, an increase of 64.1%, as compared to the first quarter of 2005. Salaries and benefits expense increased 63.4% or $669,000 to $1.7 million in the first quarter of 2006 in comparison to the same period in 2005. The addition of the CB&T staff accounted for $457,000 of the increase in salaries and benefits. Salary expense increased at ANB by $212,000 due to additions in lending staff driven by increased lending activity since the first quarter of 2005. The $370,000 increase in occupancy, professional, and data processing expense, and the $219,000 increase in other operating expense reflect the addition of the new subsidiary, CB&T.
Income Tax Expense
Income tax expense totaled $427,000 for the quarter ended March 31, 2006, a decrease of 29.4% from the income tax expense reported for the first quarter of 2005. The decrease in income tax expense in 2006 was a result of the 29.3% decrease in the Company’s pretax income, as compared to the first quarter of 2005. The effective tax rate for 2006 was 39.5%, compared to 39.6% for the first quarter of 2005.
Financial Condition
Overview
Total assets were $352.9 million at March 31, 2006, compared to $343.0 million at December 31, 2005, an increase of $9.9 million or 2.9%. Total liabilities increased 3.1% or $9.8 million to $324.8 million from December 31, 2005.
Loans
Total loans outstanding at March 31, 2006 increased 1.4% or $3.4 million from December 31, 2005 to a balance of $251.7 million. The increase in our loans reflects construction and commercial real estate loan originations.
Investment Securities
Investment securities available-for-sale are carried at estimated fair value and totaled $52.2 million at March 31, 2006, a decrease of $426,000 or 0.8% from the balance at December 31, 2005. Investment securities classified as held-to-maturity were $17.4 million at March 31, 2006, a decrease of $50,000 or 0.3% from December 31, 2005.
Short-term Investments
Short-term investments, consisting of federal funds and interest earning deposits in banks, increased a total of $5.1 million or 80.2% in the first quarter of 2006, as compared to December 31, 2005, primarily to fund the outflow of deposits.
Other Assets
Total other assets increased 25.6% or $1.5 million at March 31, 2006 compared to December 31, 2005. The most significant increase was $770,800 in purchases of FHLB stock reflecting the increase in FHLB borrowings. Deferred tax assets increased $201,800 due to the mark to market valuations on investment securities. Prepaid expenses increased $176,500 as a result of annual renewals of various contracts.
Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased 3.0% to $283.3 million at March 31, 2006, a decrease of $8.7 million from December 31, 2005, due to fluctuations in the balances of some of the Company’s large commercial, governmental, and not-for-profit customers. Noninterest-bearing deposits totaled $75.2 million, a decrease of $3.6 million or 4.6% from the previous year-end. Interest-bearing deposits were $208.1 million, a decrease of $5.1 million or 2.4% compared to the balance of $213.2 million at December 31, 2005. The largest decrease was in money market accounts, down by 13.1% or $9.1 million from the previous year-end.
Short-term Borrowings
Short-term borrowings, consisting of repurchase agreements, federal funds, and short-term FHLB borrowings, increased $18.9 million to $27.2 million at March 31, 2006 which was used to fund asset growth while offsetting the decrease in deposits.
Long-term Debt
Long-term debt consisted of $6.0 million in term loans from the FHLB and $5.0 million in a term note. The decrease of $230,000 from December 31, 2005 consisted of scheduled payments on the FHLB loans.
Stockholders’ Equity
Stockholders’ equity at March 31, 2006 was $28.1 million, an increase of 0.3% from December 31, 2005. The increase was primarily due to first quarter earnings of $653,000, less the dividends paid on the Company’s common stock totaling $433,000, and the increase in the unrealized loss on available-for-sale investment securities of $146,000.
Asset Quality
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
The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. The provision for loan losses decreased in the first quarter of 2006 to a total of $50,000, compared to $65,000 for the same period in 2005. The balance of the allowance for loan losses was $4.5 million or 1.80% of total loans at March 31, 2006, compared to $4.3 million or 1.75% of loans at December 31, 2005. Net loan recoveries were $134,000 in the first quarter of 2006. The increase in the allowance for loan losses is intended to address known and inherent losses that are both probable and estimable at March 31, 2006. While historical losses have been modest in prior years, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial and industrial, and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at March 31, 2006 is adequate given past experience and the underlying assessment of the Company’s loan portfolio.

The following table presents an analysis of the allowance for loan losses at March 31, 2006 and December 31, 2005.

	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$4,345	$2,558
Allowance of acquired bank	—	1,430
Loans charged off:
Commercial	44	338
Real estate – commercial	—	47
Real estate – residential	—	—
Construction and development	—	—
Installment – individuals	2	14

Total charge-offs	46	399

Recoveries:
Commercial	167	415
Real estate – commercial	—	15
Real estate – residential	5	—
Construction and development	—	—
Installment – individuals	8	16

Total recoveries	180	446

Net recoveries	(134)	(47)

Provision for loan losses	50	310

Balance at end of period	$4,529	$4,345

Ratio of net recoveries to average loans	(0.05%)	(0.02%)
Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. There were no past-due loans at March 31, 2006 or December 31, 2005 that were still accruing interest. Total nonperforming loans at March 31, 2006 were $725,000 with balances of $386,000 guaranteed by the SBA, and represented 0.21% of total assets. In comparison, nonperforming loans at December 31, 2005 were 0.17% of total assets and totaled $580,000 with balances of $263,000 guaranteed by the SBA. The largest component of nonperforming loans is a commercial loan with a balance of $322,000 at March 31, 2006.
The following table presents nonperforming assets by category at March 31, 2006 and December 31, 2005.

	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$539	$432
Real estate	11	11
Installment – individuals	38	—

Total nonaccrual loans	588	443
Past-due loans	—	—
Other real estate owned	137	137

Total nonperforming assets	$725	$580

Nonperforming assets exclusive of SBA guarantee	$339	$263
Ratio of nonperforming assets to gross loans	0.29%	0.23%
Ratio of nonperforming assets to total assets	0.21%	0.17%
Allowance for loan losses to nonperforming assets	625%	759%
Assets totaling $7.1 million and $4.5 million at March 31, 2006 and December 31, 2005, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. The classification of monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $1.5 million and $1.4 million as of March 31, 2006 and December 31, 2005, respectively.

Liquidity and Capital Resources
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents increased for the quarter ended March 31, 2006 by $5.6 million, to a balance of $24.2 million, as compared to the balance of $18.6 million at December 31, 2005. Liquid assets increased to 6.9% of total assets at March 31, 2006, as compared to 5.4% of total assets at December 31, 2005.
The Company has additional sources of liquidity available through unpledged investment securities available-for-sale totaling $18.8 million, and unsecured lines of credit available from correspondent banks, which can provide up to $8.2 million, as well as a credit facility through its membership in the FHLB.
Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Banks continue to be capitalized well in excess of required levels. The following table presents the Company’s and the Banks’ capital position relative to their various minimum statutory and regulatory capital requirements at March 31, 2006. The Company and the Banks are considered “well-capitalized” under regulatory guidelines.

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006:

Total capital to risk weighted assets:
Consolidated	$32,624	11.06%	$23,608	8.00%	(1)
ANB	29,225	11.76%	19,883	8.00%	24,853	10.00%
CB&T	8,143	17.65%	3,692	8.00%	4,615	10.00%

Tier 1 capital to risk weighted assets:
Consolidated	28,925	9.8%	11,804	4.00%	(1)
ANB	25,868	10.41%	9,941	4.00%	14,912	6.00%
CB&T	7,557	16.37%	1,846	4.00%	2,769	6.00%

Tier I capital to average assets:
Consolidated	28,925	8.29%	13,958	4.00%	(1)
ANB	25,868	9.45%	10,948	4.00%	13,685	5.00%
CB&T	7,557	10.07%	3,002	4.00%	3,752	5.00%

(1)	The Company is not subject to this requirement

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
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
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

PART II.

Item 1 -	Legal Proceedings
None

Item 1A –	Risk Factors
There have been no material changes from risk factors as previously disclosed in response to Item 1A. to Part 1 of the Form 10-K filed by the registrant for fiscal year ending December 31, 2005.

Item 2-	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3-	Defaults Upon Senior Securities None

Item 4 -	Submission of Matters to Vote of Security Holders None

Item 5 -	Other Information None

Item 6 -	Exhibits
(a) Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer
Exhibit 31.2	Certification of the Chief Financial Officer
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer
SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ABIGAIL ADAMS NATIONAL BANCORP, INC.
Registrant

Date: May 12, 2006	/s/ Jeanne D. Hubbard

Jeanne D. Hubbard
Chairwoman of the Board,
President and Director
(Principal Executive Officer)