Form 10-Q
period 2006-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2006-08-14
CIK 356809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
As of August 14, 2006, there were issued and outstanding 3,462,129 shares of Registrant’s Common Stock.

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2006 (unaudited) and December 31, 2005
(Dollars in thousands)

	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$13,040	$12,216
Federal funds sold	10,439	5,892
Interest-earning deposits in other banks	223	441

Total cash and cash equivalents	23,702	18,549

Investment securities available for sale, at fair value	50,819	52,628
Investment securities held to maturity (market values of $16,828 and $17,043 for 2006 and 2005, respectively)	17,386	17,488

Loans	272,799	248,287
Less: allowance for loan losses	(4,673)	(4,345)

Loans, net	268,126	243,942

Premises and equipment, net	5,082	4,744
Other assets	6,974	5,679

Total assets	$372,089	$343,030

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$80,636	$78,809
Interest-bearing deposits	222,844	213,223

Total deposits	303,480	292,032

Short-term borrowings	27,102	8,256
Long-term debt	10,752	11,213
Other liabilities	2,411	3,476

Total liabilities	343,745	314,977

Commitments and contingencies (Note 2)

Stockholders’ equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,480,213 shares in 2006 and 2005; outstanding 3,462,129 shares in 2006 and 2005	35	35
Additional paid-in capital	24,865	24,865
Retained earnings	4,479	3,903
Less: Treasury stock, 18,084 shares in 2006 and 2005, at cost	(98)	(98)
Accumulated other comprehensive loss	(937)	(652)

Total stockholders’ equity	28,344	28,053

Total liabilities and stockholders’ equity	$372,089	$343,030

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
For the Periods Ended June 30, 2006 and 2005
(Dollars in thousands except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$5,314	$3,438	$10,135	$6,572
Interest and dividends on investment securities	740	527	1,466	1,072
Other interest income	133	92	253	160

Total interest income	6,187	4,057	11,854	7,804

Interest Expense
Interest on deposits	1,768	853	3,301	1,413
Interest on short-term borrowings	260	4	368	8
Interest on long-term debt	184	53	341	108

Total interest expense	2,212	910	4,010	1,529

Net interest income	3,975	3,147	7,844	6,275
Provision for loan losses	75	35	125	100

Net interest income after provision for loan losses	3,900	3,112	7,719	6,175

Noninterest income
Service charges on deposit accounts	347	304	695	618
Other income	198	198	333	312

Total noninterest income	545	502	1,028	930

Noninterest expense
Salaries and employee benefits	1,611	1,083	3,335	2,138
Occupancy and equipment expense	559	328	1,089	663
Professional fees	128	70	288	160
Data processing fees	233	120	452	235
Other operating expense	608	444	1,197	813

Total noninterest expense	3,139	2,045	6,361	4,009

Income before provision for income taxes	1,306	1,569	2,386	3,096
Provision for income taxes	518	625	945	1,230

Net Income	$788	$944	$1,441	$1,866

Earnings per share:
Basic	$0.23	$0.28	$0.42	$0.56
Diluted	$0.23	$0.28	$0.42	$0.56
Average common shares outstanding:
Basic	3,462	3,323	3,462	3,323
Diluted	3,466	3,331	3,466	3,331
Dividends per share:	$0.125	$0.125	$0.250	$0.250
See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2006 and 2005
(Dollars in thousands except per share data))

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance at December 31, 2004	$33	$22,628	$2,279	($98)	($82)	$24,760
Comprehensive income:
Net income	—	—	1,866	—	—	1,866
Unrealized losses during period of ($185) on investment securities available for sale, net of tax benefit of ($75)	—	—	—	—	(110)	(110)

Total comprehensive income						1,756

Fractional shares 10% stock dividend	—	(3)	—	—	—	(3)
Issuance of shares under Stock Option Program	—	4	—	—	—	4
Dividends declared ($0.25 per share)	—	—	(831)	—	—	(831)

Balance at June 30, 2005	$33	$22,629	$3,314	($98)	($192)	$25,686

Balance at December 31, 2005	$35	$24,865	$3,903	($98)	($652)	$28,053
Comprehensive income:
Net income	—	—	1,441	—	—	1,441
Unrealized losses during the period of ($467) on investment securities available for sale, net of tax benefit of ($182)	—	—	—	—	(285)	(285)

Total comprehensive income						1,156

Dividends declared ($0.25 per share)	—	—	(865)	—	—	(865)

Balance at June 30, 2006	$35	$24,865	$4,479	($98)	($937)	$28,344

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$1,441	$1,866
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	125	100
Depreciation and amortization	277	153
Accretion of loan discounts and fees	(239)	(141)
Gain on sale of guaranteed portion of SBA loans	(181)	(192)
Net premium amortization on investment securities	—	34
Increase in other assets	(652)	(809)
(Decrease) increase in other liabilities	(1,064)	494

Net cash (used in) provided by operating activities	(293)	1,505

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	5,000	750
Proceeds from repayment of mortgage-backed securities held to maturity	—	234
Proceeds from repayment of mortgage-backed securities available for sale	506	552
Purchase of investment securities available for sale	(4,000)	—
Purchase of FHLB stock	(358)	(42)
Net increase in loans	(24,008)	(10,734)
Purchase of premises and equipment, net	(599)	(262)

Net cash used in investing activities	(23,459)	(9,502)

Cash flows from financing activities:
Net decrease in transaction and savings deposits	(6,072)	(3,748)
Net increase in time deposits	17,457	10,349
Net increase (decrease) in short-term borrowings	18,846	(912)
Repayment of long-term debt	(461)	(455)
Proceeds from issuance of common stock, net of expenses	—	4
Payment of 10% stock dividend on fractional shares	—	(3)
Cash dividends paid to common stockholders	(865)	(831)

Net cash provided by financing activities	28,905	4,404

Net increase (decrease) in cash and cash equivalents	5,153	(3,593)
Cash and cash equivalents at beginning of period	18,549	17,903

Cash and cash equivalents at end of period	$23,702	$14,310

Supplementary disclosures:
Interest paid on deposits and borrowings	$3,557	$1,338

Income taxes paid	$1,269	$1,575

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
The Company prepares its condensed consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2005, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2005 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2006 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain reclassifications may have been made to amounts previously reported for 2005 to conform with the 2006 presentation.
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
Note 3 Earnings per share

Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are determined using the treasury stock method and based upon the weighted average number of shares outstanding during the periods plus the dilutive effect of outstanding stock options and stock performance awards. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS for the three and six months ended June 2006 and 2005.

	For the three months		For the six months
	ended June 30		ended June 30
	2006	2005	2006	2005
Weighted average shares	3,462,129	3,323,368	3,462,129	3,323,096
Effect of dilutive stock options	3,930	7,882	3,963	8,359

Dilutive potential average common shares	3,466,059	3,331,250	3,466,092	3,331,455

Note 4 Stock-based compensation plans

At June 30, 2006, the Company had two stock-based compensation plans. The Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments”, (SFAS 123(R)), requires that compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the Company’s financial statements beginning in the first quarter of March 31, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. In 2005 and previous reporting periods, the Company accounted for grants under its stock option plans based on the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation”. All stock based compensation awards granted prior to the effective date of SFAS 123(R) were fully vested and there were no new awards granted by the Company during the periods presented. Accordingly, in the six months ended 2006 and 2005, the Company had no stock based compensation to be recorded under SFAS No.123(R) or APB Opinion No. 25.
Note 5 Securities

The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at June 30, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(Dollars in thousands)	Cost Basis	Gains	Losses	Value
June 30, 2006:
Investment Securities — available for sale:
U.S. government sponsored agencies and corporations	$38,613	$78	$940	$37,751
U.S. treasuries	—	—	—	—
Mortgage-backed securities	4,879	—	270	4,609
Corporate securities	1,075	—	234	841
Marketable equity securities	7,712	37	131	7,618

Total	$52,279	$115	$1,575	$50,819

Investment Securities — held to maturity:
U.S. government sponsored agencies and corporations	$16,486	$—	$527	$15,959
Mortgage-backed securities	900	—	31	869

Total	$17,386	$—	$558	$16,828

December 31, 2005:
Investment Securities — available for sale:
U.S. government sponsored agencies and corporations	$38,542	$41	$598	$37,985
U.S. treasuries	990	8	—	998
Mortgage-backed securities	5,292	—	183	5,109
Corporate securities	1,079	—	322	757
Marketable equity securities	7,718	61	—	7,779

Total	$53,621	$110	$1,103	$52,628

Investment Securities — held to maturity:
U.S. government sponsored agencies and corporations	$16,479	$—	$424	$16,055
Mortgage-backed securities	1,009	—	21	988

Total	$17,488	$—	$445	$17,043

The Company had no gains or losses on sales of securities in the periods ended June 30, 2006 or June 30, 2005.

The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at June 30, 2006 and December 31, 2005, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12 months		existing 12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2006:
U.S. government sponsored agencies and corporations	$11,823	$163	$36,131	$1,304	$47,954	$1,467
Mortgage-backed securities	—	—	5,458	301	5,458	301
Corporate securities	—		841	234	841	234
Marketable equity securities	2,545	131	—	—	2,545	131

Total	$14,368	$294	$42,430	$1,839	$56,798	$2,133

December 31, 2005:
U.S. government sponsored agencies and corporations	$24,561	$328	$20,801	$694	$45,362	$1,022
Mortgage-backed securities	1,258	22	4,805	182	6,063	204
Corporate securities	—	—	757	322	757	322
Marketable equity securities	—	—	—	—	—	—

Total	$25,819	$350	$26,363	$1,198	$52,182	$1,548

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
At June 30, 2006, a portion of our investment securities portfolio had unrealized losses. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the Federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.
The Company holds two corporate bonds which were carried at fair value totaling $841,000 with an aggregate unrealized loss of $234,000 at June 30, 2006. These two bonds have had unrealized losses existing for greater than 12 months and were downgraded in 2005 to below investment grade. Interest payments continue to be received as scheduled and the Company has the intent and ability to hold the bonds until their maturity. Based on an evaluation of the creditworthiness of the issuers, the Company believes the issuers will not default and that it will recoup the entire principal at maturity; therefore, management did not record any other-than-temporary impairment charge at June 30, 2006.
The other unrealized losses that existed as of June 30, 2006 and December 31, 2005, are a result of market changes in interest rates since the securities’ purchase. This factor, coupled with the fact the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held to maturity and available for sale portfolios are temporary.

Note 6 Comprehensive Income

The Company’s comprehensive income is presented in the following table.

	For the three months		For the six months
	ended June 30		ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Net income	$788	$944	$1,441	$1,866
Unrealized gains (losses) on securities	(229)	413	(467)	(185)
Income tax benefit (expense)	90	(167)	182	75

Total comprehensive income	$649	$1,190	$1,156	$1,756

Note 7 Defined Benefit Pension Plan

CB&T maintains a noncontributory defined benefit pension plan. Pension benefits vest after five years of service and were based on years of service and average final salary. During 1997, CB&T froze the accrual of future service benefits, however, benefits continued to accrue for future compensation adjustments. In 2003, the compensation levels were frozen at current rates for benefit calculation purposes. The pension plan has a fiscal year ending August 31. In May 2006, CB&T made its 2005 contribution to the plan in the amount of $700,000. The amount of the 2006 contribution has not been determined as of June 30, 2006.
The components of net periodic benefit cost for the three and six months ended June 30, 2006 and 2005 were as follows:

	Pension Benefits		Pension Benefits
	Net Periodic Benefit Cost		Net Periodic Benefit Cost
	For the three months		For the six months
	ended June 30		ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	66	66	132	131
Expected return on plan assets	(70)	(71)	(140)	(141)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain) loss	—	14	—	29

Net periodic benefit cost	$(4)	$9	$(8)	$19

Note 8 Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.
Note 9 Subsequent Event

On September 5, 2000, CB&T entered into a Written Agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Virginia State Corporation Commission, which imposed certain requirements on CBT to ensure the correction of certain deficiencies found in the supervisory process and to return CB&T to satisfactory condition. In a letter dated July 26, 2006 from the Federal Reserve Bank of Richmond and countersigned by the Commissioner of Financial Institutions for the Commonwealth of Virginia, CB&T was informed that subsequent examination has determined that CB&T has returned to satisfactory condition and is in compliance. As a result, the Written Agreement and its amendments dated July 25, 2003 have been terminated.

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
Results of Operations
Overview

The Company recorded net income of $788,000 for the three months ended June 30, 2006, as compared to $944,000 for the second quarter of 2005. The 16.5% decrease in net income compared to the same quarter last year was predominantly due to a 53.5% increase in noninterest expense. The second quarter return on average assets was 0.87% and the return on average equity was 11.16% compared to 1.47% and 14.90%, respectively, for the same period last year. Basic and diluted earnings per share were $0.23 for the second quarter of 2006 and $0.28 for the second quarter of 2005.
The Company recorded $1.4 million in net income for the first six months of 2006 compared to $1.9 million during the same period in 2005. The 26.3% decrease in net income was predominantly due to a 60.0% increase in noninterest expense during the first half of 2006 compared to the first half of 2005. The year to date return on average assets decreased 68 basis points to 0.81% and the return on average equity decreased to 10.27% from 14.92% for the same period in 2005. Book value per share increased $0.46 to $8.19 at June 30, 2006 from $7.73 at June 30, 2005. The key components of net income are discussed in the following paragraphs.
Analysis of Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended June 30, 2006 increased 29.0% to $4.0 million from $3.1 million for the second quarter of 2005. The increase in net interest income reflects increases in the prime rate and the growth in average earning assets, particularly loans. Average loans increased 43.9% or $80.5 million to $263.7 million compared to $183.2 million for the second quarter of 2005. Of the $80.5 million increase in average loans, $42.8 million is attributable to loans from the CB&T subsidiary, which was acquired on July 29, 2005. The increase in the prime rate contributed to the increase in the average yields on loans to 8.08% in the second quarter of 2006 from 7.53% in the second quarter of 2005. Average investment securities increased 44.1% to $70.9 million compared to $49.2 million in the prior year. The increase in average investments is predominately due to the addition of CB&T. The yield on average earning assets was 7.18%, an increase of 54 basis points from the second quarter of 2005.
Funding for earning assets comes from deposits, short and long-term borrowings, and stockholders’ equity. Average interest bearing liabilities increased 53.6% or $88.4 million over the second quarter of 2005. The cost of interest-bearing funds increased 129 basis points to 3.5% in comparison to 2.21% of the second quarter of 2005. The increase in the cost of interest-bearing liabilities reflects deposits and short-term borrowings bearing higher interest rates in a rising interest rate environment. The increase in the cost of long-term borrowing is due to the addition of a $5 million term note at prime rate used to fund the capital infusion for CB&T at acquisition on July 29, 2005.
The net interest margin, which is net interest income as a percentage of average interest-earning assets, was 4.61% for the second quarter of 2006, a decrease of 54 basis points from 5.15% for the second quarter of 2005. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 3.68% for the second quarter of 2006, reflecting a decrease of 75 basis points from 4.43% reported in the second quarter of 2005. The decline in the net interest margin and spread reflects the competitive deposit pricing in the Company’s local markets; the increased competition for loan originations; and the effect of a flat yield curve on the repricing assets and deposits.

The net interest income for the first six months of 2006 totaled $7.8 million, an increase of $1.5 million or 23.8%, as compared to $6.3 million for the same period in 2005. The improvement in the year to date net interest income was primarily the result of the 43.7% increase in the average loan balance. Average earning assets increased 40.8% to $338.6 million as compared to $240.5 million reported last year. Earning assets were funded with a 52.8% increase in the Company’s average interest-bearing liabilities and by a 21.9% increase in average noninterest-bearing deposits. CB&T contributed $71.1 million of the $98.1 million growth in average earning assets, and $50.3 million of the $85.9 million growth in interest bearing liabilities.
The net interest spread was 3.81% and the net interest margin was 4.64% for the first six months of 2005, reflecting a decrease of 83 basis points in net interest spread and a decrease of 59 basis points in net interest margin, compared to the same period in 2005. The continued compression in the net interest spread and margin in the first half of 2006 was due to the combination of strong competition for deposits and loans and the continued pressure of a flat yield curve on the repricing of assets and deposits.
The following tables present the average balances, net interest income and interest yields/rates for the second quarter and the year-to-date periods of 2006 and 2005.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended June 30, 2006 and 2005
(Dollars in thousands)

	2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates

Assets
Loans (1)	$263,707	$5,314	8.08%	$183,164	$3,438	7.53%
Investment securities	70,887	740	4.19%	49,155	527	4.30%
Federal funds sold	9,839	118	4.81%	4,845	35	2.90%
Interest-earning bank balances	1,166	15	5.16%	7,882	57	2.90%

Total earning assets	345,599	6,187	7.18%	245,046	4,057	6.64%

Allowance for loan losses	(4,582)			(2,817)
Cash and due from banks	12,353			9,169
Other assets	10,579			5,427

Total assets	$363,949			$256,825

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$131,285	844	2.58%	$93,173	400	1.72%
Certificates of deposit	89,589	924	4.14%	63,023	453	2.88%
Short term borrowings	21,684	260	4.81%	1,952	4	0.82%
Long-term debt	10,874	184	6.79%	6,802	53	3.13%

Total interest-bearing liabilities	253,432	2,212	3.50%	164,950	910	2.21%

Noninterest-bearing deposits	78,669			65,034
Other liabilities	3,517			1,424
Stockholders’ equity	28,331			25,417

Total liabilities and stockholders’ equity	$363,949			$256,825

Net interest income		$3,975			$3,147

Net interest spread			3.68			4.43%
Net interest margin			4.61			5.15%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Six Months Ended June 30, 2006 and 2005
(Dollars in thousands)

	2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates

Assets
Loans (1)	$256,426	$10,135	7.97%	$178,456	$6,572	7.43%
Investment securities	71,157	1,466	4.15%	49,879	1,072	4.33%
Federal funds sold	9,092	209	4.64%	3,921	52	2.67%
Interest-earning bank balances	1,940	44	4.57%	8,207	108	2.65%

Total earnings assets	338,615	11,854	7.06%	240,463	7,804	6.54%

Allowance for loan losses	(4,497)			(2,717)
Cash and due from banks	12,665			8,992
Other assets	9,769			5,083

Total assets	$356,552			$251,821

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$136,579	1,668	2.46%	$94,909	672	1.43%
Certificates of deposit	84,822	1,633	3.88%	58,556	741	2.55%
Short term borrowings	16,223	368	4.57%	2,288	8	0.71%
Long-term debt	10,989	341	6.26%	6,912	108	3.15%

Total interest-bearing liabilities	248,613	4,010	3.25%	162,665	1,529	1.90%

Noninterest-bearing deposits	76,120			62,452
Other liabilities	3,519			1,478
Stockholders’ equity	28,300			25,226

Total liabilities and stockholders’ equity	$356,552			$251,821

Net interest income		$7,844			$6,275

Net interest spread			3.81%			4.64%
Net interest margin			4.67%			5.26%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.
Noninterest Income

Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income totaled $545,000, an increase of 8.6% or $43,000 from the second quarter of 2005. Service charges on deposit accounts totaled $347,000, an increase of 14.1% from the prior year total of $304,000. Other income, consisting of other fee-based services and the gain on the sale of loans, totaled $198,000. Gain from sales of the guaranteed portion of SBA loans in the second quarter was $153,000 compared to $159,000 in the second quarter of 2005. There were no gains on the sale of investment securities in the second quarter of 2006 or 2005.
Total noninterest income for the six months ended June 30, 2006 was $1.0 million, an increase of 10.5%, compared to the same period in 2005. The increase was due to CB&T’s contribution of $192,000 in service charge income and $34,000 in other income which offset a $116,000 decrease in service charge income and a $12,000 decrease in other income at ANB. Gain from sales of the guaranteed portion of SBA loans in the first half of 2006 was $181,000 compared to $192,000 in the second quarter of 2005. There was no gain on the sale of investment securities in the first six months of 2006 or 2005.

Noninterest Expense

Noninterest expense for the second quarter of 2006 totaled $3.1 million, an increase of 55.0% or $1.1 million, as compared to $2.0 million reported for second quarter of 2005. The increases in salary, net occupancy expense, professional fees, data processing fees and other operating expense was predominately due to the addition of the CB&T subsidiary.
Total noninterest expense for the six months ended June 30, 2006 increased $2.4 million or 60.0% to $6.4 million, as compared to $4.0 million for the same period in 2005. Salary and benefit expense increased $1.2 million with CB&T contributing $903,000 of the increase. At ANB, salary and benefit expense increased $294,000 reflecting additions in lending staff driven by increased lending activity since the first half of 2005. Occupancy, professional, and data processing expenses increased $771,000 compared to the first six months of 2005 with CB&T contributing $623,000 of the increase. Other operating expenses increased $384,000 of which $369,000 was due to CB&T. The Company’s efficiency ratio was 71.7% at June 30, 2006 compared to 55.6% at June 30, 2005.
Income Tax Expense

Income tax expense totaled $518,000 for the second quarter ended June 30, 2006, a decrease of 17.1% from the income tax expense reported for the second quarter of 2005. The decrease in income tax expense was a result of the 18.8% decrease in the Company’s pretax income, as compared to the second quarter of 2005. The effective tax rates for the second quarter of 2006 and 2005 were 39.7% and 39.8%, respectively.
Income tax expense for the first six months ended June 30, 2006 decreased $285,000 or 23.2% to a total of $945,000, compared to the same period in 2005, as a result of the decrease in pretax net income. The Company’s effective tax rate was 39.6% as compared to 39.7% for the same period in 2005.
Financial Condition
Overview

Total assets were $372.1 million at June 30, 2006, compared to $343.0 million at December 31, 2005, an increase of $29.1 million or 8.5%. The increase in total assets was primarily attributable to a $24.5 million increase in loans. Total liabilities increased 9.1% or $28.8 million from year end primarily due to a $18.8 million increase in short-term borrowings and a $11.5 million increase in deposits. Total stockholders’ equity increased .7% to $28.3 million, as compared to December 31, 2005. The book value per share of common stock issued and outstanding at June 30, 2006 was $8.19, compared to $8.10 at December 31, 2005.
Loans

Loan demand continued to be strong during the first half of 2006. Total loans outstanding at June 30, 2006 increased 9.9% or $24.5 million to $272.8 million from December 31, 2005. The increase in our loans reflects strong construction and commercial real estate loan originations.
Investments securities

Investment securities available-for-sale are carried at estimated fair value and totaled $50.8 million at June 30, 2006, a decrease of $1.8 million or 3.4% since year end. Investment securities classified as held-to-maturity were $17.4 million at June 30, 2006, a decrease of $100,000 or 0.6% from the balance at December 31, 2005.
Short-term investments

Short-term investments increased $4.3 million from December 2005 due to a $4.5 million increase in federal funds and offset by a $218,000 decrease in interest-earning deposits in other banks.
Other assets

Other assets increased $1.3 million from December 31, 2005. Accrued deferred tax assets increased $385,000 due to various tax timing differences. FHLB stock increased by $358,000, reflecting the increase in short-term FHLB borrowings. Accrued interest increased $190,000 due to the growth in loans.

Deposits

Deposits are the Company’s primary source of funds. Total deposits increased 3.9% or $11.5 million during the first six months of 2006. Noninterest-bearing deposits increased $1.8 million or 2.3%, and interest-bearing deposits increased $9.6 million or 4.5% from December 31, 2005. Certificates of deposits led with an increase of $17.5 million and NOW accounts increased by $5.4 million. Offsetting the certificate and NOW account growth were money market and savings accounts which decreased a total of $13.3 million.
Short-term borrowings

Short-term borrowings, consisting of repurchase agreements, federal funds, and short-term FHLB borrowings, increased $18.8 million from year end in order to fund loan growth while offsetting the slower growth rate in deposits.
Long-term debt

Long-term debt decreased $461,000 during the first six months of 2005, reflecting scheduled payments on FHLB term loans.
Stockholders’ equity

Stockholders’ equity at June 30, 2006 was $28.3 million, an increase of $291,000 or .7% from December 31, 2005. The increase was due to earnings of $1.4 million, less dividends of $865,000 paid on the Company’s common stock and the change in the unrealized loss on available-for-sale investment securities totaling $285,000.
Asset Quality
Loan Portfolio and Adequacy of the Allowance for Loan Losses

Management believes the allowance for loan losses policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.
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
The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. The provision for loan losses increased for the first half of 2006 to a total of $125,000, compared to $100,000 for the same period in 2005. The balance of the allowance for loan losses was $4.7 million or 1.71% of total loans at June 30, 2006, compared to $4.3 million or 1.75% of loans at December 31, 2005. Net loan recoveries were $203,000 in the first half of 2006. The increase in the allowance for loan losses is intended to address known and inherent losses that are both probable and estimable at June 30, 2006. While historical losses have been modest in prior years, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial and industrial, and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at June 30, 2006 is adequate given past experience and the underlying assessment of the Company’s loan portfolio. The total allowance of $4.7 million at June 30, 2006 includes the allowance for loan losses at CB&T of $1.4 million.

The following table presents an analysis of the allowance for three and six months ended June 30, 2006 and 2005.

	For the 3 months ended		For the 6 months ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$4,529	$2,721	$4,345	$2,558
Loans charged off:
Commercial	—	279	44	279
Real estate — commercial	—	—	—	—
Real estate — residential	—	—	—	—
Construction and development	—	—	—	—
Installment — individuals	5	—	7	—

Total charge-offs	5	279	51	279

Recoveries:
Commercial	47	231	214	329
Real estate — commercial	—	—	—	—
Real estate — residential	16	—	21	—
Construction and development	—	—	—	—
Installment — individuals	11	—	19	—

Total recoveries	74	231	254	329

Net (recoveries) charge-offs	(69)	48	(203)	(50)

Provision for loan losses	75	35	125	100

Balance at end of period	$4,673	$2,708	$4,673	$2,708

Ratio of net (recoveries) charge-offs to average loans	(0.03%)	0.03%	(0.08%)	(0.03%)
Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are 90 days or more delinquent and still accruing interest but are well secured and in the process of collection. There were no past-due loans at December 31, 2005 and $77,000 in past-due loans at June 30, 2006 that were still accruing interest. Total nonaccrual loans at June 30, 2006 were $1,460,000 with balances of $728,000 guaranteed by the SBA and represented 0.39% of total assets. Nonperforming loans at December 31, 2005 were 0.17% of total assets and totaled $580,000. The largest nonperforming loan is a commercial loan with a balance of $347,000.
The following table presents nonperforming assets by category at June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$1,456	$432
Real estate	—	11
Installment — individuals	4	—

Total nonaccrual loans	1,460	443

Past-due loans:
Commercial	77	—

Other real estate owned	137	137

Total nonperforming assets	$1,674	$580

Nonperforming assets exclusive of SBA guarantee	$946	$263
Ratio of nonperforming assets to gross loans	0.61%	0.23%
Ratio of nonperforming assets to total assets	0.45%	0.17%
Allowance for loan losses to nonperforming assets	279%	759%
Loans totaling $10.3 million and $4.5 million at June 30, 2006 and December 31, 2005, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. The classification of the monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $1.1 million and $1.4 million as of June 30, 2006 and December 31, 2005, respectively. The increase in monitored credits was predominately due to the addition of four construction loans totaling $4.6 million and one real estate loan with a balance of $900,000.

Liquidity and Capital Resources
Liquidity

Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents increased $5.2 million or 28.1% to a balance of $23.7 million for the period ended June 30, 2006 from a balance of $18.5 at December 31, 2005. Liquid assets represented 6.4% of total assets at June 30, 2006, as compared to 5.4% of total assets at December 31, 2005.
The Company has additional sources of liquidity available through unpledged investment securities totaling $26.4 million, and unsecured lines of credit available from correspondent banks, which can provide up to $26 million, as well as a credit facility through its membership in the FHLB of Atlanta.
Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Banks continue to be capitalized well in excess of required levels. The following table presents the Company’s and the Banks’ capital position relative to their various minimum statutory and regulatory capital requirements at June 30, 2006. The Company and the Banks are considered “well-capitalized” under regulatory guidelines.

					Minimum To Be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006:

Total capital to risk weighted assets:
Consolidated	$33,212	10.59%	$25,098	8.00%	(1)
ANB	29,524	11.29%	20,913	8.00%	26,142	10.00%
CB&T	7,820	15.24%	4,110	8.00%	5,137	10.00%

Tier 1 capital to risk weighted assets:
Consolidated	29,281	9.33%	12,549	4.00%	(1)
ANB	26,009	9.95%	10,457	4.00%	15,685	6.00%
CB&T	7,169	13.97%	2,055	4.00%	3,082	6.00%

Tier I capital to average assets:
Consolidated	29,281	8.06%	14,558	4.00%	(1)
ANB	26,009	9.14%	11,376	4.00%	14,220	5.00%
CB&T	7,169	9.11%	3,169	4.00%	3,962	5.00%

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
On May 16, 2006, Abigail Adams National Bancorp, Inc. (the Company) held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified. The votes cast and withheld for each such director was as follows:

	FOR	WITHHELD
A. George Cook	2,530,275	18,608
Jeanne D. Hubbard	2,533,642	15,241
Marshall T. Reynolds	2,450,582	98,301
Marianne Steiner	2,532,629	16,254
Joseph L. Williams	2,513,300	35,583
Bonita A. Wilson	2,522,268	26,615
Douglas V. Reynolds	2,530,983	17,900
Patricia G. Shannon	2,525,050	23,833
Sandra C. Ramsey	2,532,641	16,242
In addition, the Company’s stockholders approved the ratification of the appointment of McGladrey & Pullen, LLP as the Company’s independent certified public accountants for the year ending December 31, 2006, as follows:

FOR	2,525,754	AGAINST	7,635	ABSTAIN	15,494

Item 5 -	Other Information

None

Item 6 -	Exhibits
(a)	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer

Exhibit 31.2	Certification of the Chief Financial Officer

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABIGAIL ADAMS NATIONAL BANCORP, INC.
Registrant

Date: August 14, 2006	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard
Chairwoman of the Board,
President and Director
(Principal Executive Officer)