Form 10-Q
period 2006-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2006-11-14
CIK 356809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of November 14, 2006, there were issued and outstanding 3,462,129 shares of Registrant’s Common Stock.

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2006 (unaudited) and December 31, 2005
(Dollars in thousands)

	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$12,151	$12,216
Federal funds sold	10,623	5,892
Interest-earning deposits in other banks	1,566	441

Total cash and cash equivalents	24,340	18,549
Investment securities available for sale, at fair value	46,486	52,628
Investment securities held to maturity (market values of $17,419 and $17,043 for 2006 and 2005 respectively)	17,772	17,488
Loans	290,075	248,287
Less: allowance for loan losses	(4,590)	(4,345)

Loans, net	285,485	243,942

Premises and equipment, net	5,021	4,744
Other assets	7,422	5,679

Total assets	$386,526	$343,030

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$79,034	$78,809
Interest-bearing deposits	238,690	213,223

Total deposits	317,724	292,032
Short-term borrowings	30,026	8,256
Long-term debt	6,521	11,213
Other liabilities	2,760	3,476

Total liabilities	357,031	314,977

Commitments and contingencies (Note 2)
Stockholders’equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,480,213 shares in 2006 and 2005; outstanding 3,462,129 shares in 2006 and 2005	35	35
Additional paid-in capital	25,135	24,865
Retained earnings	5,050	3,903
Less: Treasury stock, 18,084 shares in 2006 and 2005, at cost	(98)	(98)
Accumulated other comprehensive loss	(627)	(652)

Total stockholders’ equity	29,495	28,053

Total liabilities and stockholders’ equity	$386,526	$343,030

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
For the Periods Ended September 30, 2006 and 2005
(Amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$6,073	$4,344	$16,208	$10,916
Interest and dividends on investment securities	829	617	2,295	1,689
Other interest income	124	108	377	268

Total interest income	7,026	5,069	18,880	12,873

Interest Expense
Interest on deposits	2,088	1,061	5,389	2,474
Interest on short-term borrowings	245	10	613	18
Interest on long-term debt	173	120	514	228

Total interest expense	2,506	1,191	6,516	2,720

Net interest income	4,520	3,878	12,364	10,153
Provision for loan losses	75	120	200	220

Net interest income after provision for loan losses	4,445	3,758	12,164	9,933

Noninterest Income
Service charges on deposit accounts	341	366	1,036	984
Other income	163	42	496	354

Total noninterest income	504	408	1,532	1,338

Noninterest Expense
Salaries and employee benefits	1,655	1,639	4,990	3,777
Occupancy and equipment expense	576	409	1,665	1,072
Professional fees	140	178	428	338
Data processing fees	249	178	701	413
Other operating expense	750	575	1,947	1,388

Total noninterest expense	3,370	2,979	9,731	6,988

Income before provision for income taxes	1,579	1,187	3,965	4,283
Provision for income taxes	575	472	1,520	1,702

Net Income	$1,004	$715	$2,445	$2,581

Earnings per share:
Basic	$0.29	$0.21	$0.71	$0.77
Diluted	$0.29	$0.21	$0.71	$0.77
Average common shares outstanding:
Basic	3,462	3,420	3,462	3,356
Diluted	3,466	3,428	3,466	3,364
Dividends per share:	$0.125	$0.125	$0.375	$0.375
See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands except per share data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total
Balance at December 31, 2004	$33	$22,628	$2,279	($98)	($82)	$24,760
Comprehensive income:
Net income	—	—	2,581	—	—	2,581
Unrealized losses during the period of ($551) on investment securities available for sale, net of tax benefit of ($228)	—	—	—	—	(323)	(323)

Total comprehensive income	—	—	—	—	—	2,258

Fractional shares 10% stock dividend	—	(3)	—	—	—	(3)
Dividends declared ($0.375 per share)	—	—	(1,264)	—	—	(1,264)
Issuance of shares in CB&T acquisition	2	2,237	—	—	—	2,239
Issuance of shares under Stock Option Programs	—	4	—	—	—	4

Balance at September 30, 2005	$35	$24,866	$3,596	($98)	($405)	$27,994

Balance at December 31, 2005	$35	$24,865	$3,903	($98)	($652)	$28,053
Comprehensive income:
Net income	—	—	2,445	—	—	2,445
Net unrealized gains during the period of $56 on investment securities available for sale, net of tax expense of $31	—	—	—	—	25	25

Total comprehensive income	—	—	—	—	—	2,470

Dividends declared ($0.375 per share)	—	—	(1,298)	—	—	(1,298)
Final purchase price adjustments related to CB&T acquisition	—	270	—	—	—	270

Balance at September 30, 2006	$35	$25,135	$5,050	($98)	(627)	$29,495

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)

	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,445	$2,581
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	220
Depreciation and amortization	396	254
Accretion of loan discounts and fees	(415)	(277)
Gain on sale of guaranteed portion of SBA loans	(202)	(204)
Net (discount) premium amortization on investment securities	(182)	41
Increase in other assets	(693)	(633)
Increase in other liabilities	30	339

Net cash provided by operating activities	1,579	2,321

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	10,780	1,750
Proceeds from repayment of mortgage-backed securities held to maturity	177	364
Proceeds from repayment of mortgage-backed securities available for sale	589	878
Purchase of investment securities held to maturity	(1,455)	(999)
Purchase of investment securities available for sale	(4,000)	(3,985)
Purchase of FHLB stock	(627)	(336)
Net increase in loans	(41,234)	(16,114)
Purchase of premises and equipment, net	(681)	(273)
Business acquisition (net of cash paid)	—	11,975

Net cash used in investing activities	(36,451)	(6,740)

Cash flows from financing activities:
Net decrease in transaction and savings deposits	(5,607)	(5,271)
Net increase in time deposits	31,236	10,669
Net increase in short-term borrowings	21,770	125
Repayment of long term debt	(4,692)	(684)
Proceeds from long term debt	—	5,000
Costs from issuance of common stock, net of expenses	—	(13)
Contribution to pension plan	(700)	—
Buyout of operating lease	(46)	—
Cash dividends paid to common stockholders	(1,298)	(1,264)

Net cash provided by financing activities	40,663	8,562

Net increase in cash and cash equivalents	5,791	4,143
Cash and cash equivalents at beginning of period	18,549	17,902

Cash and cash equivalents at end of period	$24,340	$22,045

Supplementary disclosures:
Interest paid on deposits and borrowings	$5,793	$2,222
Income taxes paid	$1,543	$1,917
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
The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2005, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2005 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2006 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain reclassifications may have been made to amounts previously reported for 2005 to conform with the 2006 presentation.
On July 29, 2005, the Company completed the acquisition of 100% of the outstanding stock of CB&T and began to include the results of operations for CB&T from July 30, 2005. The merger was accounted for under the purchase method of accounting. See Note 4 for the final determination of the purchase price and its allocation to CB&T’s assets and liabilities.
Note 2 Contingent Liabilities
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes in outstanding commitments or contingent liabilities since December 31, 2005.
Note 3 Earnings per share
Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are determined using the treasury stock method and based upon the weighted average number of shares outstanding during the periods plus the dilutive effect of outstanding stock options and stock performance awards. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2006 and 2005.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Weighted average shares	3,462,129	3,419,961	3,462,129	3,355,739
Effect of dilutive stock options	3,997	7,726	3,974	8,148

Dilutive potential average common shares	3,466,126	3,427,687	3,466,103	3,363,887

Note 4 CB&T Final Purchase Price Determination and Allocation
On July 29, 2005, the Company completed the acquisition of 100% of the outstanding stock of CB&T. CB&T is headquartered in Richmond, Virginia and operates two additional branch locations, one in the Richmond metropolitan area and one in Hampton, Virginia. The acquisition expanded the Company’s presence into central Virginia.
In the acquisition, shareholders of CB&T received 138,553 shares of the Company’s common stock valued at $2.5 million and cash of $9,000, in payment of fractional shares. In addition, the Company paid $439,000 in direct acquisition costs. The transaction was accounted for under the purchase method of accounting. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. During the quarter ended September 30, 2006, the Company finalized the purchase price allocation, which resulted in certain adjustments to previously reported amounts. As compared to the amounts reported at December 31, 2005, the net effect of these adjustments was to decrease goodwill $322,000 to a balance of $78,000, decrease deferred income taxes and other liabilities $592,000 and increase additional paid in capital $270,000. The final purchase price allocation is presented below:

Final Purchase
Price Allocation
(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$12,423
Investment securities	17,529
Loans, net	37,586
Premises and equipment, net	3,357
Deferred tax asset	37
Core deposit intangibles	237
Other assets	886
Excess of cost over fair value of net assets acquired	78

72,133

Liabilities assumed:
Deposits	67,567
Other liabilities	1,595

69,162

Net assets acquired	$2,971

The excess cost over fair value of net assets acquired of $78,400 has been recorded as goodwill which is included with other assets in the Company’s consolidated balance sheet at September 30, 2006
Note 5 Stock-based compensation plans
At September 30, 2006, the Company had two stock-based compensation plans. The Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments”, (SFAS 123(R)), requires that compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the Company’s financial statements beginning in the first quarter of March 31, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method. In 2005 and previous reporting periods, the Company accounted for grants under its stock option plans based on the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation”. All stock based compensation awards granted prior to the effective date of SFAS 123(R) were fully vested and there were no new awards granted by the Company during the periods presented. Accordingly, in the nine months ended 2006 and 2005, the Company had no stock based compensation to be recorded under SFAS No.123(R) or APB Opinion No. 25.

Note 6 Securities
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at September 30, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(Dollars in thousands)	Cost Basis	Gains	Losses	Value
September 30, 2006:
Investment Securities – available for sale:
U.S. government sponsored agencies and corporations	$33,957	$—	$595	$33,362
U.S. treasuries	—	—	—	—
Mortgage-backed securities	4,684	—	173	4,511
Corporate securities	1,073	—	170	903
Marketable equity securities	7,709	37	36	7,710

Total	$47,423	$37	$974	$46,486

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$15,489	$—	$345	$15,144
Mortgage-backed securities	2,283	9	17	2,275

Total	$17,772	$9	$362	$17,419

December 31, 2005:
Investment Securities – available for sale:
U.S. government sponsored agencies and corporations	$38,542	$41	$598	$37,985
U.S. treasuries	990	8	—	998
Mortgage-backed securities	5,292	—	183	5,109
Corporate securities	1,079	—	322	757
Marketable equity securities	7,718	61	—	7,779

Total	$53,621	$110	$1,103	$52,628

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$16,479	$—	$424	$16,055
Mortgage-backed securities	1,009	—	21	988

Total	$17,488	$—	$445	$17,043

The Company had no sales of securities in the periods ended September 30, 2006 or September 30, 2005.

At September 30, 2006, a portion of our investment securities portfolio had unrealized losses. The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at September 30, 2006 and December 31, 2005, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12 months		existing 12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2006:
U.S. government sponsored agencies and corporations	$10,927	$59	$37,579	$881	$48,506	$940
Mortgage-backed securities	—	—	5,312	190	5,312	190
Corporate securities	—	—	903	170	903	170
Marketable equity securities	964	36	—	—	964	36

Total	$11,891	$95	$43,794	$1,241	$55,685	$1,336

December 31, 2005:
U.S. government sponsored agencies and corporations	$24,561	$328	$20,801	$694	$45,362	$1,022
Mortgage-backed securities	1,258	22	4,805	182	6,063	204
Corporate securities	—	—	757	322	757	322
Marketable equity securities	—	—	—	—	—	—

Total	$25,819	$350	$26,363	$1,198	$52,182	$1,548

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
The Company holds two corporate bonds which were carried at fair value totaling $903,000 with an aggregate unrealized loss of $170,000 at September 30, 2006. These two bonds have had unrealized losses existing for greater than 12 months and were downgraded in 2005 to below investment grade. Interest payments continue to be received as scheduled and the Company has the intent and ability to hold the bonds until their maturity. Based on an evaluation of the creditworthiness of the issuers, the Company believes the issuers will not default and that it will recoup the entire principal at maturity; therefore, management did not record any other-than-temporary impairment charge at September 30, 2006.
The other unrealized losses that existed as of September 30, 2006 and December 31, 2005, are a result of market changes in interest rates since the securities’ purchase. This factor, coupled with the fact the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held to maturity and available for sale portfolios are temporary.

Note 7 Comprehensive Income
The Company’s comprehensive income is presented in the following table.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Net income	$1,004	$715	$2,445	$2,581
Unrealized gains (losses) on securities	523	(366)	56	(551)
Income tax (expense) benefit	(213)	153	(31)	228

Total comprehensive income	$1,314	$502	$2,470	$2,258

Note 8 Defined Benefit Pension Plan
CB&T maintains a noncontributory defined benefit pension plan. Pension benefits vest after five years of service and were based on years of service and average final salary. During 1997, CB&T froze the accrual of future service benefits, however, benefits continued to accrue for future compensation adjustments. In 2003, the compensation levels were frozen at current rates for benefit calculation purposes. The pension plan has a fiscal year ending August 31. In May 2006, CB&T made its 2005 contribution to the plan in the amount of $700,000. The amount of the 2006 contribution has not been determined as of September 30, 2006.
The components of net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Pension Benefits		Pension Benefits
	Net Periodic Benefit Cost		Net Periodic Benefit Cost
	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	68	67	200	198
Expected return on plan assets	(72)	(71)	(212)	(212)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain) loss	—	15	—	44

Net periodic benefit cost	$(4)	$11	$(12)	$30

Note 9 Release from Written Agreement
On September 5, 2000, CB&T entered into a Written Agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Virginia State Corporation Commission, which imposed certain requirements on CBT to ensure the correction of certain deficiencies found in the supervisory process and to return CB&T to satisfactory condition. In a letter dated July 26, 2006 from the Federal Reserve Bank of Richmond and countersigned by the Commissioner of Financial Institutions for the Commonwealth of Virginia, CB&T was informed that a subsequent examination has determined that CB&T has returned to satisfactory condition and is in compliance with regulatory requirements. As a result, the Written Agreement and its amendments dated July 25, 2003 have been terminated.
Note 10 Recent Accounting Pronouncements
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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The Company does not expect the Statement to have any material impact on any of its current practices. The Company plans to adopt this Statement in the first quarter of 2007.
In September 2006, the Financial Accounting Standards Board issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income. The Company will be adopting these recognition and disclosure provisions in its December 31, 2006 financial statements. SFAS No. 158 is also requiring the employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008. The Company is currently using September 30 as the measurement date for its pension plan and will be changing to a December 31 measurement date in its 2008 year end financial statements. The Company expects the adoption of SFAS No. 158 to have an immaterial impact on its financial statements since its current recognition and disclosure practices are substantially compliant with this new Statement and the pension plan is in a nominally overfunded position.

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
Results of Operations
Overview
The Company recorded net income of $1.0 million for the three months ended September 30, 2006, as compared to $715,000 for the third quarter of 2005. The $285,000 increase in net income compared to the same quarter last year was predominantly due to a $642,000 increase in net interest income offset by a $391,000 increase in noninterest expense. The third quarter return on average assets was 1.06% and the return on average equity was 13.69% compared to 0.92% and 10.21% respectively, for the same period last year. Basic and diluted earnings per share were $0.29 for the third quarter of 2006 and $0.21 for the third quarter of 2005.
The Company recorded $2.4 million in net income for the first nine months of 2006 compared to $2.6 million during the same period in 2005. The decrease in net income was predominantly due to a 39.3% increase in noninterest expense during the first nine months of 2006 compared to the first nine months of 2005. The year to date return on average assets decreased 37 basis points to 0.90% and the return on average equity decreased to 11.44% from 13.23% for the same period in 2005. Book value per share increased $0.43 to $8.52 at September 30, 2006 from $8.09 at September 30, 2005. The key components of net income are discussed in the following paragraphs.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended September 30, 2006 increased 15.4% to $4.5 million from $3.9 million for the third quarter of 2005. The increase in net interest income reflects increases in the prime rate and growth in average earning assets, particularly loans. Average loans increased 28.7% to $280.2 million compared to $217.8 million for the third quarter of 2005. The increase in the prime rate, a key index to which a substantial portion of our loans is tied, contributed to the increase in the average yields on loans to 8.60% in the third quarter of 2006 from 7.91% in the third quarter of 2005. Average investment securities increased 5.7% to $66.5 million compared to $62.9 million in the prior year period. The yield on average assets was 7.82%, an increase of 97 basis points from the third quarter of 2005, reflecting higher market rates generally.
Funding for earning assets comes from deposits, short and long-term borrowings, and stockholders’ equity. Average interest bearing liabilities increased 29.4% to $266.2 million in the third quarter of 2006 compared to the third quarter of 2005. The cost of interest-bearing funds increased 144 basis points to 3.74%, as compared to 2.30% for the third quarter of 2005. The increase in the cost of interest-bearing funds reflects deposits and short-term borrowings bearing higher interest rates in a rising interest rate environment, particularly with respect to rates at the shorter end of the yield curve which have increased significantly during the last year. Average noninterest bearing deposits increased $3.3 million in the third quarter of 2006 compared to the same period in 2005.
The net interest margin, which is net interest income as a percentage of average interest-earning assets, was 5.03% for the third quarter of 2006, a decrease of 21 basis points from 5.24% for the third quarter of 2005. The net interest rate spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 4.08% for the third quarter of 2006, reflecting a decrease of 47 basis points from the 4.55% reported in the third quarter of 2005. The decline in the net interest margin and spread reflects the competitive deposit pricing in the Company’s local markets; the increased competition for loan originations; and the effect of an inverted yield curve on the repricing of assets and liabilities.

Net interest income for the first nine months of 2006 totaled $12.4 million, an increase of $2.2 million or 21.6% from $10.2 million for the same period in 2005. The improvement in the year to date net interest income compared to last year was primarily the result of the 37.9% increase in the average loan balance. Average earning assets increased 33.0% to $344.6 million from $259.0 million reported last year. Earning assets were funded with a 43.7% increase in the Company’s average interest-bearing liabilities and a 15.4% increase in noninterest-bearing deposits. The net interest spread was 3.91% and the net interest margin was 4.80% for the first nine months of 2006, reflecting a decrease of 67 basis points in net interest spread and a decrease of 44 basis points in net interest margin, compared to the same period in 2005. The continued compression in the net interest spread and margin in the first nine months of 2006 was due to the combination of strong competition for deposits and loans and the continued pressure of an inverted yield curve on the repricing of assets and liabilities.
The following tables present the average balances, net interest income and interest yields/rates for the third quarter and the year-to-date periods of 2006 and 2005.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended September 30, 2006 and 2005
(Dollars in thousands)

	2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income	Average
	Balances	Expense	Rates	Balances	Expense	Rates

Assets
Loans (1)	$280,187	$6,073	8.60%	$217,768	$4,344	7.91%
Investment securities	66,465	829	4.95%	62,859	617	3.89%
Federal funds sold	9,130	118	5.13%	6,805	58	3.38%
Interest-earning bank balances	531	6	4.48%	5,943	50	3.34%

Total earning assets	356,313	7,026	7.82%	293,375	5,069	6.85%

Allowance for loan losses	(4,666)			(3,725)
Cash and due from banks	12,141			11,769
Other assets	11,132			6,795

Total assets	$374,920			$308,214

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$138,807	997	2.85%	$116,154	474	1.62%
Certificates of deposit	97,970	1,091	4.42%	76,948	587	3.03%
Short term borrowings	19,195	245	5.06%	2,409	10	1.65%
Long-term debt	10,207	173	6.72%	10,205	120	4.67%

Total interest-bearing liabilities	266,179	2,506	3.74%	205,716	1,191	2.30%

Noninterest-bearing deposits	76,132			72,878
Other liabilities	3,521			1,838
Stockholders’ equity	29,088			27,782

Total liabilities and stockholders’ equity	$374,920			$308,214

Net interest income		$4,520			$3,878

Net interest spread			4.08%			4.55%
Net interest margin			5.03%			5.24%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)

	2006			2005
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates

Assets
Loans (1)	$264,434	$16,208	8.19%	$191,725	$10,916	7.61%
Investment securities	69,575	2,295	4.41%	54,948	1,689	4.11%
Federal funds sold	9,105	327	4.80%	4,904	110	3.00%
Interest-earning bank balances	1,465	50	4.56%	7,433	158	2.84%

Total earning assets	344,579	18,880	7.33%	259,010	12,873	6.64%

Allowance for loan losses	(4,554)			(3,057)
Cash and due from banks	12,489			9,929
Other assets	10,228			4,965

Total assets	$362,742			$270,847

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$137,330	2,664	2.59%	$102,059	1,146	1.50%
Certificates of deposit	89,252	2,725	4.08%	64,772	1,328	2.74%
Short term borrowings	17,225	613	4.76%	2,327	18	1.03%
Long-term debt	10,726	514	6.41%	8,017	228	3.80%

Total interest-bearing liabilities	254,533	6,516	3.42%	177,175	2,720	2.06%

Noninterest-bearing deposits	76,125			65,979
Other liabilities	3,521			1,615
Stockholders’ equity	28,563			26,078

Total liabilities and stockholders’ equity	$362,742			$270,847

Net interest income		$12,364			$10,153

Net interest spread			3.91%			4.58%
Net interest margin			4.80%			5.24%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.
Noninterest Income
Total noninterest income consists of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income increased 23.5% in the third quarter of 2006 to $504,000 from $408,000 reported in the third quarter of 2005. A $121,000 increase in other income was offset by a $25,000 decrease in service charges collected on deposit accounts. There were no sales of investment securities in the third quarter of 2006 or 2005.
Total noninterest income for the nine months ended September 30, 2006 was $1.5 million, an increase of $194,000 or 14.5% compared to the same period in 2005. Service charge and other income at CB&T increased $332,000 which was offset by a decrease of $138,000 at ANB. The increase was due to the addition of CB&T on July 29, 2005. The nine month period in 2005 includes only two months of CB&T’s results while the comparative period in 2006 includes a full nine months. In 2006, gain on the sale of loans at ANB was $202,000 as compared to $204,000 in 2005. There were no sales of investment securities in the first nine months of 2006 and 2005.

Noninterest Expense
Noninterest expense for the third quarter of 2006 totaled $3.4 million, an increase of $391,000 or 13.1% as compared to the third quarter of 2005. Of the $391,000 increase, $316,000 was due to the completion of the acquisition of CB&T. The three month period in 2005 includes only two months of CB&T’s results while the comparative period in 2006 includes a full three months of CB&T results. The Company’s efficiency ratio improved to 67.1% for the third quarter of 2006 compared to 69.5% for the same period in 2005, reflecting the combined $738,000 increase in net interest income and noninterest income.
Total noninterest expense for the nine months ended September 30, 2006 increased $2.7 million or 38.6% to $9.7 million, as compared to $7.0 million for the same period in 2005. Of the $2.7 million increase, $2.2 million was due to the completion of the acquisition of CB&T. The nine month period in 2005 includes only two months of CB&T results compared to nine full months in 2006. The Company’s efficiency ratio was 70.0% compared to 60.8% reported at September 30, 2005, reflecting the increase in noninterest expense following the acquisition of CB&T.
Income Tax Expense
Income tax expense totaled $575,000 for the third quarter ended September 30, 2006, an increase of 21.8% from the income tax expense reported for the third quarter of 2005. The increase in income tax expense was a result of the 33.0% increase in the Company’s pretax income, as compared to the third quarter of 2005. The effective tax rate for the third quarters of 2006 and 2005 was 36.4% and 39.8%, respectively. The decrease in the effective tax rate in 2006 is due to the effect of the NOL carryforward resulting from the CB&T acquisition.
Income tax expense for the first nine months ended September 30, 2006 decreased $182,000 or 10.7% to a total of $1.5 million, compared to the same period in 2005, as a result of a decrease in pretax net income. The Company’s effective tax rate was 38.3%, as compared to 39.7% for the same period in 2005.
Financial Condition
Overview
Total assets were $386.5 million at September 30, 2006, compared to $343.0 million at December 31, 2005, an increase of $43.5 million or 12.7%. The increase in total assets was primarily attributable to a $41.8 million increase in loans. Total liabilities increased 13.4% or $42.1 million from year end primarily due to a $21.8 million increase in short-term borrowings and a $25.7 million increase in deposits. Total stockholders’ equity increased 5.0% to $29.5 million, as compared to $28.1 million at December 31, 2005. The book value per share of common stock issued and outstanding at September 30, 2006 was $8.52, compared to $8.10 at December 31, 2005.
Loans
Loan originations continued to be strong during the first nine months of 2006. Total loans outstanding at September 30, 2006 increased 16.8% or $41.8 million to $290.1 million from December 31, 2005. The increase in our loans reflects strong construction and commercial real estate loan originations.
Investment securities
Investment securities available-for-sale are carried at estimated fair value and totaled $46.5 million at September 30, 2006, a decrease of $6.1 million or 11.7% since year end. Investment securities classified as held-to-maturity were $17.8 million at September 30, 2006, an increase of $284,000 or 1.6% from the balance at December 31, 2005. Investment securities were not a significant investment during 2006 as the company chose to invest in higher yielding loans.
Short-term investments
Short-term investments increased 92.5% from December 2005 due to a $4.7 million increase in federal funds and a $1.1 increase in interest-earning deposits in other banks.
Other assets
Other assets increased $1.7 million from December 31, 2005. Accrued interest increased $469,000 due to the growth in loans. FHLB stock increased by $627,000, reflecting the increase in short-term FHLB borrowings. General prepaid expense increased $110,000 due to annual renewals of various contracts.

Deposits
Deposits are the Company’s primary source of funds. In 2006, ANB initiated several new strategies to raise deposits which included a marketing and branding campaign designed to increase awareness of the bank while emphasizing its competitive products. Total deposits increased $25.7 million or 8.8% during the first nine months of 2006. Interest-bearing deposits increased $25.5 million or 11.9% from December 31, 2005. Certificates of deposits increased $31.2 million or 39.5%. Offsetting the certificate growth were the NOW, money markets, and savings accounts which decreased a total of $5.8 million. Noninterest bearing deposits increased $225,000 from year end.
Short-term borrowings
Short-term borrowings, consisting of repurchase agreements, federal funds, and short-term FHLB borrowings, increased $21.8 million from year end in order to fund loan growth while offsetting the slower growth rate in deposits.
Long-term debt
Long-term debt decreased $4.7 million during the first nine months of 2006, reflecting $692,000 in scheduled payments on FHLB term loans and a $4.0 million matured FHLB advance transferred to a short term facility.
Stockholders’ Equity
Stockholders’ equity at September 30, 2006 was $29.5 million, an increase of $1.4 million or 5.0% from December 31, 2005. The increase was primarily due to earnings of $2.4 million less dividends of $1.3 million paid on the Company’s common stock.
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
The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. The provision for loan losses decreased for the first nine months of 2006 to a total of $200,000 compared to $220,000 for the same period in 2005. The balance of the allowance for loan losses was $4.6 million or 1.58% of total loans at September 30, 2006, compared to $4.3 million or 1.75% of loans at December 31, 2005. Net loan recoveries were $45,000 in the first nine months of 2006. The increase in the allowance for loan losses is intended to address known and inherent losses that are both probable and estimable at September 30, 2006. While historical losses have been modest in prior years, the current economic conditions of the market area and the concentration of loans in the higher risk classifications (e.g. commercial, construction, and commercial real estate mortgages) warrant maintenance of the allowance for loan losses at its current level. Management believes that the allowance for loan losses at September 30, 2006 is adequate given past experience and the underlying assessment of the Company’s loan portfolio.

The following table presents an analysis of the allowance for the three and nine months ended September 30, 2006 and 2005.

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$4,673	$2,708	$4,345	$2,558
Allowance of acquired bank	—	1,430	—	1,430
Loans charged off:
Commercial	202	9	246	288
Real estate – commercial	—	—	—	—
Real estate – residential	—	13	—	13
Construction and development	—	—	—	—
Installment – individuals	—	6	8	6

Total charge-offs	202	28	254	307

Recoveries:
Commercial	21	68	236	397
Real estate – commercial	—	—	—	—
Real estate – residential	4	—	24	—
Construction and development	—	—	—	—
Installment – individuals	19	6	39	6

Total recoveries	44	74	299	403

Net charge-offs (recoveries)	158	(46)	(45)	(96)

Provision for loan losses	75	120	200	220

Balance at end of period	$4,590	$4,304	$4,590	$4,304

Ratio of net charge-offs (recoveries) to avg loans	0.06%	(0.02)%	(0.01%)	(0.05%)
Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are 90 days or more delinquent and still accruing interest but are well secured and in the process of collection. There were no past-due loans at December 31, 2005 and $7,000 in past-due consumer loans at September 30, 2006 that were still accruing interest. Other real estate owned totaled $137,000 at both September 30, 2006 and December 31, 2005. Total nonaccrual loans at September 30, 2006 were $1.2 million with balances of $685,000 guaranteed by the SBA and represented 0.31% of total assets. Nonperforming loans at December 31, 2005 were 0.17% of total assets and totaled $580,000. The largest nonperforming loan is a commercial loan with a balance of $339,000.
The following table presents nonperforming assets by category at September 30, 2006 and December 31, 2005.

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)

Nonaccrual loans:
Commercial	$1,167	$432
Real estate	—	11
Installment – individuals	4	—

Total nonaccrual loans	1,171	443

Past-due loans:
Consumer	7	—

Other real estate owned	137	137

Total nonperforming assets	$1,315	$580

Nonperforming assets exclusive of SBA guarantee	$630	$263
Ratio of nonperforming assets to gross loans	0.45%	0.23%
Ratio of nonperforming assets to total assets	0.34%	0.17%
Allowance for loan losses to nonperforming assets	349%	759%

Loans totaling $14.5 million and $4.5 million at September 30, 2006 and December 31, 2005, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. The classification of the monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $1.1 million and $1.4 million as of September 30, 2006 and December 31, 2005, respectively. The increase in monitored credits was predominately due to the addition of four construction loans totaling $5.6 million and one commercial loan with a balance of $3.3 million.
Liquidity and Capital Resources
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents increased for the period ended September 30, 2006 to a balance of $24.3 million, from a balance of $18.5 million at December 31, 2005. Liquid assets represented 6.3% of total assets at September 30, 2006, as compared to 5.4% of total assets at December 31, 2005.
The Company has additional sources of liquidity available through unpledged investment securities totaling $17.7 million, and unsecured lines of credit available from correspondent banks, which can provide up to $26.0 million, as well as a credit facility through its membership in the FHLB of Atlanta.
Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Banks continue to be capitalized well in excess of required levels. The following table presents the Company’s and the Banks’ capital position relative to their various minimum statutory and regulatory capital requirements at September 30, 2006. The Company and the Banks are considered “well-capitalized” under regulatory guidelines.

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2006:

Total capital to risk weighted assets:
Consolidated	$34,284	10.15%	$27,027	8.00%	(1)
ANB	29,582	10.55%	22,437	8.00%	28,046	10.00%
CB&T	8,698	15.44%	4,507	8.00%	5,634	10.00%

Tier 1 capital to risk weighted assets:
Consolidated	30,056	8.90%	13,513	4.00%	(1)
ANB	26,156	9.33%	11,218	4.00%	16,828	6.00%
CB&T	7,985	14.17%	2,253	4.00%	3,380	6.00%

Tier I capital to average assets:
Consolidated	30,056	8.02%	14,985	4.00%	(1)
ANB	26,156	8.82%	11,856	4.00%	14,820	5.00%
CB&T	7,985	10.24%	3,120	4.00%	3,900	5.00%

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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to various market risks in the normal course of conducting its business. Market risk is the potential loss arising from adverse changes in interest rates, prices, and liquidity. The Company has established the Asset/Liability Committee (ALCO) to monitor and manage those risks. ALCO meets periodically and is responsible for approving asset/liability policies, formulating and implementing strategies to improve balance sheet and income statement positioning, and monitoring the interest rate sensitivity. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities). These simulations provide a test for embedded interest rate risk and takes into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors. The results are compared to risk tolerance limits set by ALCO policy. Based on the Company’s most recent interest rate sensitivity analysis, the impact to the net interest income and economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is low.
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

ABIGAIL ADAMS NATIONAL BANCORP, INC. Registrant
Date: November 14, 2006	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard
Chairwoman of the Board, President and Director (Principal Executive Officer)