Form 10-K
period 2006-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2007-03-30
CIK 356809

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 000-10971
ABIGAIL ADAMS NATIONAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1508198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1130 Connecticut Avenue, NW, Washington, DC	20036
(Address of Principal Executive Offices)	Zip Code
(202) 772-3600
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:	Common Stock, par value $.01 per share

(Title of Class)
Securities Registered Pursuant to Section 12(g) of the Act:	None
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     As of March 27, 2007, there were issued and outstanding 3,461,799 shares of the Registrant’s Common Stock.
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock on the Nasdaq Global Market ($14.14) as of June 30, 2006 was $32.4 million.
DOCUMENTS INCORPORATED BY REFERENCE

(1)	Sections of Annual Report to Shareholders for the year ended December 31, 2006 (Parts II and IV).

(2)	Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

PART I
Item 1. Business.
General
     Abigail Adams National Bancorp, Inc. (the “Company”) is a Delaware-chartered bank holding company which conducts business through its two wholly-owned bank subsidiaries, The Adams National Bank (“ANB”) and Consolidated Bank & Trust Company (“CBT”) (collectively, the “Banks”). ANB serves the nation’s capital through six full-service offices located in Washington, D.C. and Maryland. CBT serves the Richmond and Hampton, Virginia market areas through three full service offices. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and ANB is regulated by the Office of the Comptroller of the Currency. CBT is regulated by the Federal Reserve Board and the Bureau of Financial Institutions of the Commonwealth of Virginia (“Bureau of Financial Institutions”). The Company’s assets consist primarily of its ownership in the shares of the Banks’ common stock and cash it receives from the Banks in the form of dividends or other capital distributions. At December 31, 2006, the Company had consolidated assets of $405.5 million, deposits of $363.6 million and stockholders’ equity of $30.2 million. The Banks exceed all applicable regulatory capital requirements. See “Supervision and Regulation.”
     ANB was founded in 1977 as a national bank. CBT was founded in 1903 as a Virginia chartered commercial bank that is a member of the Federal Reserve System. Both Banks’ deposits are federally insured to the maximum amount permitted by law.
     On July 29, 2005, the Company acquired CBT as a wholly-owned subsidiary by an Agreement and Plan of Merger, dated February 10, 2005 for approximately $3.0 million. Pursuant to the agreement, CBT shareholders received 0.534 shares of Company common stock for each of their CBT shares.
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
Lending Activities
     The Banks provide a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofit organizations and other organizations. These services include, but are not limited to, commercial business loans, commercial real estate loans, renovation and mortgage loans, SBA loans, loan participations, consumer loans, revolving lines of credit and letters of credit. Consumer lending primarily consists of personal loans made on a direct, secured basis. Real estate loans are originated primarily for commercial purposes. To a lesser extent, the Banks originate construction loans. The Banks offer loans which have fixed rates, as well as loans with rates which adjust periodically. At December 31, 2006, approximately $121.8 million or 39.5% of the Banks’ total loan portfolio consisted of loans with adjustable rates.
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
     The DLC of CBT is comprised of four out of seven outside directors and has authority to approve unsecured and secured loans greater than $500,000, up to the legal lending limit. The OLC has the authority to approve unsecured and secured loans up to $500,000. Additionally, the Vice President of Credit Administration has authority to approve unsecured and secured loans up to $100,000. The DLC of CBT meets approximately twice per month.
     Loan Portfolio Composition. The following information concerning the composition of the Banks’ loan portfolio on a consolidated basis in dollar amounts is presented (before deductions for allowances for losses) as of the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
			(In thousands)
Commercial business	$39,323	$39,876	$28,756	$31,979	$36,300
Real estate:
Commercial mortgage	136,540	124,578	90,477	81,001	80,674
Residential mortgage	55,860	48,489	49,737	34,184	34,736
Construction and land development	73,986	33,844	10,676	8,529	4,185
Installment to individuals	2,714	2,057	958	659	979

Total loans	308,423	248,844	180,604	156,352	156,874
Less: net deferred loan fees	(466)	(557)	(332)	(318)	(338)

Total, net	$307,957	$248,287	$180,272	$156,034	$156,536

     For further information regarding the Banks’ loan portfolio composition, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 5 to the Notes to the Consolidated Financial Statements.
Commercial Business Lending
     The Banks provide a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Banks have collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one year to five years. These loans often require that borrowers maintain deposits with the Banks as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 2006, commercial loans totaled $39.3 million, the largest of which had a principal balance of $4.0 million, and at December 31, 2006 was performing in accordance with its terms.
     The Banks also offer Small Business Administration (“SBA”) guaranteed loans, which provide better terms and more flexible repayment schedules than conventional financing. SBA loans are guaranteed up to a maximum of 85% of the loan’s balance. As lending requirements of small businesses grow to exceed either Bank’s lending limit, the Banks have the ability to sell participations in these larger loans to other financial institutions on a servicing retained basis. The Banks believe that such participations will help to preserve lending relationships while providing a high level of customer service. At December 31, 2006, SBA loans totaled $6.7 million.
Real Estate Lending
     At December 31, 2006, the Banks’ real estate loan portfolio consisted of commercial real estate mortgages totaling $136.5 million, and residential real estate mortgages totaling $55.9 million. Commercial real estate loans are generally for terms of five years and amortize over a 15- and 25-year period. Commercial real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. In underwriting commercial real estate loans, the Banks consider the borrower’s overall creditworthiness and capacity to service debt, secondary sources or repayment and any additional collateral or credit enhancements. Our largest commercial real estate loan had a principal balance of $3.8 million at December 31, 2006 and was secured by first deed of trust. At December 31, 2006 this loan was performing in accordance with its terms.
     Residential real estate loans are generally originated for terms of five years, amortize over a 25 year period, with a balloon payment at the term end. Residential real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. Our largest residential real estate loan had a principal balance of $4.1 million at December 31, 2006. At December 31, 2006 this loan was performing in accordance with its terms. The underwriting for a residential real estate loan is the same as for a commercial real estate loan.

     The majority of the $74.0 million in construction and land development loans at December 31, 2006 are primarily for construction and renovation of commercial real estate properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending involves significant additional risks, as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers. The payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Banks limit the aggregate amount of outstanding construction loans to one borrower, and generally make such loans only in their market area and to borrowers with which the Banks have substantial experience or who are otherwise well known to the Banks. It is the Banks’ current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Banks also obtain appraisals on each property in accordance with applicable regulations.
Consumer Lending
     The Banks’ consumer lending includes loans for motor vehicles, and small personal credit lines. Consumer loans generally involve more risk than residential real estate mortgage and commercial real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower’s continuing financial stability. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Banks consider the borrower’s credit history, an analysis of the borrower’s income, expenses and ability to repay the loan and the value of the collateral. At December 31, 2006, consumer loans totaled $2.7 million.
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
     Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 2006, the Banks had nonperforming assets of $3.6 million and a ratio of nonperforming assets to total assets of 0.88%.
     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, including among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowance for loan losses and valuation of other real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2006, the total allowance was $4.4 million, which amounted to 1.44% of total loans and 124% of nonperforming assets. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for probable loan losses.

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

	At December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
				(Dollars in thousands)
Balance at end of period applicable to:
Commercial business	$1,078	12.8%	$1,799	16.0%	$720	15.9%	$740	20.5%	$817	23.1%
Real estate-mortgages	3,334	86.3	2,418	83.2	1,826	83.6	1,372	79.1	1,361	76.2
Installment	20	0.9	60	0.8	12	0.5	7	0.4	13	0.7
Unallocated	—		68	—	—	—	—	—	106	—

Total allowance for loan losses	$4,432	100.0%	$4,345	100.0%	$2,558	100.0%	$2,119	100.0%	$2,297	100.0%

     For the year ended December 31, 2006, gross interest income which would have been recorded had the nonaccruing loans of $1.5 million been current in accordance with their original terms amounted to $180,000. The amounts that were included in interest income on such loans were $21,000 for the year ended December 31, 2006. As of December 31, 2006, the Banks do not have any loans which are not disclosed in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in future disclosure of such loans. For further information regarding the Banks’ allowance for loan losses and asset quality see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 5 to the Notes to the Consolidated Financial Statements.
Investment Activities
     The Banks’ investment portfolio consists of obligations of U.S. Government sponsored agencies and corporations, U.S. Treasuries, mortgage-backed securities, corporate securities, and marketable equity securities. At December 31, 2006, investments securities totaled $63.0 million of which $45.3 million were classified as available for sale. Total investment securities classified as held to maturity were $17.7 million at December 31, 2006. For further information regarding the Banks’ investments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Investments” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 4 to the Notes to the Consolidated Financial Statements.
     Investment Portfolio. The following tables set forth the carrying value of our investments at the dates indicated. At December 31, 2006, the market value of our investment securities and interest earning deposits was approximately $68.6 million.

	At December 31,
	2006	2005	2004
		(In thousands)
U.S. Government and agency obligations	$48,911	$54,464	$33,328
U.S. treasuries	—	998	—
Mortgage-backed securities	6,517	6,118	7,860
Corporate securities	949	757	1,038
Marketable equity securities	6,692	7,779	8,609
Interest-earning deposits	5,823	441	2,420

Total investments	$68,892	$70,557	$53,255

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
     The Banks’ deposits totaled $363.6 million at December 31, 2006. Demand deposits totaled $76.9 million and comprised 21.1% of total deposits. Savings, NOW, and money market accounts totaled $135.7 million and comprised 37.3% of total deposits. Certificates of deposit were 41.6% of the total deposits for a balance of $151.0 million. For further information regarding the Banks’ deposits see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Deposits” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 8 to the Notes to the Consolidated Financial Statements.
     The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006. These deposits represented 19.4% of our total deposits at December 31, 2006.

Remaining Maturity	Amount
(In thousands)
Three months or less	$12,667
Three through six months	22,587
Six through twelve months	17,708
Over twelve months	17,450

Total	$70,412

Borrowed Funds
     The Company’s short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements totaling $2.4 million at December 31, 2006. Long-term debt consists of a term note and term advances from the FHLB at an average rate of 6.57%. Long—term debt totaled $6.3 million at December 31, 2006. For further information regarding the Banks’ borrowed funds see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Borrowed Funds” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Notes 11 and 12 to the Notes to the Consolidated Financial Statements.
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
Employees
     At December 31, 2006, the Company employed 108 people on a full time basis. The employees are not represented by a union and management believes that its relations with its employees are good.
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
Item 1A. Risk Factors.
     Abigail Adams National Bancorp, Inc.’s Commercial Real Estate and Commercial Business Loans Expose it to Increased Lending Risks.
     At December 31, 2006, the Company’s portfolio of commercial real estate loans totaled $136.5 million, and commercial business loans totaled $39.3 million. These two categories of loans represent 57.1% of the Company’s loan portfolio. The Company plans to continue its emphasis on the origination of these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Company’s borrowers have more than one commercial real estate or commercial business loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.
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
     Changes in Interest Rates Could Adversely Affect Abigail Adams National Bancorp, Inc.’s Results of Operations and Financial Condition.
     The Company’s results of operations and financial condition are significantly affected by changes in interest rates. The Company’s results of operations depend substantially on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. At December 31, 2006, the Company’s interest rate risk profile indicated that net interest income would increase in a rising interest rate environment, but would decrease in a declining interest rate environment.
     Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular the Company’s securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2006, the Company’s available for sale securities totaled $45.3 million. Decreases in the fair value of securities available for sale could have an adverse effect on stockholders’ equity or earnings.

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
     The principal executive office of the Company is located in leased space at 1130 Connecticut Avenue, N.W., Washington, D.C. 20036. The Banks lease seven branch offices, located at: 1) 1501 K Street, N.W., Washington, D.C. 20006; 2) 1729 Wisconsin Avenue, N.W., Washington, D.C. 20007; 3) Union Station, 50 Massachusetts Avenue, N.E., Washington, D.C. 20002; 4) 1604 17th Street, N.W., Washington, D.C. 20009; 5) 8121 Georgia Avenue, Silver Spring, Maryland, 20910; 6) 802 7th Street, N.W., Washington, D.C. 20001, and 7) 5214 Chamberlayne Avenue, Richmond, Virginia, 23227. The Bank owns two branch office buildings at 320 North First Street, Richmond, Virginia, 23227 and at 101 North Armistead Avenue, Hampton, Virginia, 23669. The Company leases space for Deposit Operations at 1627 K Street, N.W., Washington, D.C.. The Union Station branch has two additional ATM’s located in Union Station. Leases for these facilities expire as follows:

Location	Expiration of Lease

1501 K Street, N.W.	2012
50 Massachusetts Avenue, N.E.	2008
Union Station ATM	2009
Union Station ATM	2009
802 7th Street, N.W.	2007
1729 Wisconsin Avenue, N.W.	2008
1604 17th Street, N.W.	2016
1130 Connecticut Avenue, N.W.	2012
8121 Georgia Avenue	2008
1627 K Street, N. W.	2012
5214 Chamberlayne Avenue	2008
     In 2006, the Company and the Banks incurred rental expense on leased real estate of approximately $1.1 million. The Company considers all of the properties leased by the ANB and CBT to be suitable and adequate for their intended purposes. At December 31, 2006, the book value of the Banks’ premises and equipment was $4.9 million.

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
     The Company’s Common Stock is currently listed on the Nasdaq Global Market under the symbol “AANB,” and there is an established market for such common stock.
     The following table sets forth the range of the high and low sales prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by the Nasdaq Global Market.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended

March 31, 2005	$19.31	$15.96	$0.125
June 30, 2005	17.41	15.40	0.125
September 30, 2005	17.25	15.30	0.125
December 31, 2005	15.99	14.00	0.125
March 31, 2006	14.40	12.85	0.125
June 30, 2006	14.45	12.87	0.125
September 30, 2006	14.55	13.50	0.125
December 31, 2006	13.90	13.20	0.125
     As of December 31, 2006, the Company had 860 shareholders of record, and there were 3,461,799 shares issued and outstanding.
     The Company repurchased 7,795 shares at an average price per share of $14.35 in the process of acquisition and issuance of shares for ESOP. The Company retired 330 shares of common stock from two dissenting shareholders, related to the CB&T acquisition.
Equity Compensation Plan Information

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights.	and rights.	reflected in column (a)).
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	170,156
Equity compensation plans not approved by security holders	10,588	$5.21	—
Total	10,588	$5.21	170,156
     The Company adopted a non-statutory stock option plan (2000 Stock Option Plan) on February 15, 2000 that was not submitted for approval to the shareholders. A total of 30,250 shares of common stock were authorized for issuance to key employees and non-employee directors. All options were granted at an exercise price of $5.21 per share, representing 90% of the fair market value of the Company’s common stock at the date of the grant. The options vested over three years and expire after ten years from the date of grant. As of December 31, 2006, 18,906 options have been exercised and 756 options have been forfeited in the 2000 Stock Option Plan.

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
     None
PART III
     Except as set forth below, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by the Form 10-K.

Item 10.	Directors and Executive Officers of the Registrant.
     The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company’s website at www.adamsbank.com.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accountant Fees and Services.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1)	Financial Statements
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets, December 31, 2006 and 2005

•	Consolidated Statements of Income Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedule
     No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
(a)(3)	Exhibits

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (4)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (5)

4.2	Form of Common Stock Certificate of the Company (6)

10.1	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (7)

13	Annual Report to Shareholders

Exhibit
Number	Description of Exhibit

14	Code of Ethics (8)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4)	Incorporated by reference to Exhibits 1-3 to the Company’s Registration Statement on Form 8-A dated April 12, 1994.

(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.

(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated April 22, 2005.

(7)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(8)	(10) Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(b)	See the exhibits filed under Item 15(a)(3)

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ABIGAIL ADAMS NATIONAL BANCORP, INC.
Date: March 30, 2007	By:	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard, Chairwoman of the Board,
President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jeanne D. Hubbard	By:	/s/ Karen E. Troutman
	Jeanne D. Hubbard, Chairwoman of the Board, President and Chief Executive Officer		Karen E. Troutman, Principal Financial and Accounting Officer

Date: March 30, 2007		Date: March 30, 2007

By:	/s/ A. George Cook	By:	/s/ Patricia G. Shannon

	A. George Cook, Director		Patricia G. Shannon, Director

Date: March 30, 2007		Date: March 30, 2007

By:	/s/ Marianne Steiner	By:	/s/ Douglas V. Reynolds

	Marianne Steiner, Director		Douglas V. Reynolds, Director

Date: March 30, 2007		Date: March 30, 2007

By:	/s/ Joseph L. Williams	By:	/s/ Marshall T. Reynolds

	Joseph L. Williams, Director		Marshall T. Reynolds, Director

Date: March 30, 2007		Date: March 30, 2007

By:	/s/ Bonita A. Wilson	By:	/s/ Sandra C. Ramsey

	Bonita A. Wilson, Director		Sandra C. Ramsey

Date: March 30, 2007		Date: March 30, 2007

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (4)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (5)

4.2	Form of Common Stock Certificate of the Company (6)

10.1	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (7)

13	Annual Report to Shareholders

14	Code of Ethics (8)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4)	Incorporated by reference to Exhibits 1-3 to the Company’s Registration Statement on Form 8-A dated April 12, 1994.

(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.

(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated April 22, 2005.

(7)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(8)	Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(b)	See the exhibits filed under Item 15(a)(3)