Form 10-Q
period 2007-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2007-05-14
CIK 356809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     As of May 11, 2007, there were issued and outstanding 3,461,799 shares of Registrant’s Common Stock.

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2007 (unaudited) and December 31, 2006
(Dollars in thousands)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$13,709	$13,729
Federal funds sold	8,504	8,011
Interest-earning deposits in other banks	13,540	5,823

Total cash and cash equivalents	35,753	27,563

Investment securities available for sale, at fair value	47,675	45,347
Investment securities held to maturity, at amortized cost (market values of $15,263 and $17,418 for 2007 and 2006, respectively)	15,491	17,722

Loans	312,844	307,957
Less: allowance for loan losses	(4,479)	(4,432)

Loans, net	308,365	303,525

Premises and equipment, net	4,878	4,904
Other assets	7,251	6,441

Total assets	$419,413	$405,502

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$73,178	$76,887
Interest-bearing deposits	290,376	286,703

Total deposits	363,554	363,590
Short-term borrowings	4,986	2,378
Long-term debt	16,055	6,288
Other liabilities	4,351	3,064

Total liabilities	388,946	375,320

Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,487,678 shares in 2007 and 2006; outstanding 3,461,799 shares in 2007 and 2006	35	35
Additional paid-in capital	25,123	25,123
Retained earnings	6,117	5,868
Less: treasury stock, 25,879 shares in 2007 and 2006, at cost	(210)	(210)
Accumulated other comprehensive loss	(598)	(634)

Total stockholders’ equity	30,467	30,182

Total liabilities and stockholders’ equity	$419,413	$405,502

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2007 and 2006
(In thousands except per share data)

	2007	2006
Interest Income
Interest and fees on loans	$6,442	$4,821
Interest and dividends on investment securities, taxable	715	726
Other interest income	190	120

Total interest income	7,347	5,667

Interest Expense
Interest on deposits	2,918	1,533
Interest on short-term borrowings	64	108
Interest on long-term debt	142	157

Total interest expense	3,124	1,798

Net interest income	4,223	3,869
Provision for loan losses	85	50

Net interest income after provision for loan losses	4,138	3,819

Noninterest Income
Service charges on deposit accounts	362	348
Other income	48	135

Total noninterest income	410	483

Noninterest Expense
Salaries and employee benefits	1,693	1,724
Occupancy and equipment expense	570	530
Professional fees	170	160
Data processing fees	283	219
Other operating expense	692	589

Total noninterest expense	3,408	3,222

Income before provision for income taxes	1,140	1,080
Provision for income taxes	458	427

Net Income	$682	$653

Earnings per share:
Basic	$0.20	$0.19
Diluted	$0.20	$0.19
Average common shares outstanding:
Basic	3,462	3,462
Diluted	3,466	3,469
Dividends per share:	$0.125	$0.125
See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2007 and 2006
(In thousands except per share data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2005	$35	$24,865	$3,903	($98)	($652)	$28,053

Comprehensive income:

Net income	—	—	653	—	—	653
Unrealized losses during the period of ($238) on investment securities available for sale, net of tax benefit of ($92)	—	—	—	—	(146)	(146)

Total comprehensive income	—	—	—	—	—	507

Dividends declared ($0.125 per share)	—	—	(433)	—	—	(433)

Balance at March 31, 2006	$35	$24,865	$4,123	($98)	($798)	$28,127

Balance at December 31, 2006	$35	$25,123	$5,868	($210)	($634)	$30,182
Comprehensive income:

Net income	—	—	682	—	—	682
Unrealized gains during the period of $59 on investment securities available for sale, net of tax expense of $23	—	—	—	—	36	36

Total comprehensive income	—	—	—	—	—	718

Dividends declared ($0.125 per share)	—	—	(433)	—	—	(433)

Balance at March 31, 2007	$35	$25,123	$6,117	($210)	($598)	$30,467

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$682	$653
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	85	50
Depreciation and amortization	113	135
Accretion of loan discounts and fees	(136)	(115)
Gain on sale of guaranteed portion of SBA loans	—	(28)
Net (discount) premium amortization on investment securities	(2)	1
Loss on sale of other assets owned	42	—
Proceeds from the sale of other assets owned	132	—
Increase in other assets	(370)	(592)
Increase (decrease) in other liabilities	1,287	(161)

Net cash provided by (used in) operating activities	1,833	(57)

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	2,000	—
Proceeds from maturities of investment securities available for sale	3,000	2,000
Proceeds from repayment of mortgage-backed securities held to maturity	232	—
Proceeds from repayment of mortgage-backed securities available for sale	231	258
Purchase of investment securities available for sale	(5,500)	(2,000)
Purchase of FHLB and FRB stock	(1,534)	(771)
Redemption of FHLB stock	892	—
Net increase in loans	(4,758)	(3,105)
Purchase of premises and equipment, net	(112)	(206)

Net cash used in investing activities	(5,549)	(3,824)

Cash flows from financing activities:
Net decrease in transaction and savings deposits	(17,585)	(14,032)
Net increase in time deposits	17,549	5,311
Net increase in short-term borrowings	2,608	18,912
Proceeds from long-term debt	10,000	—
Repayment of long-term debt	(233)	(230)
Cash dividends paid to common stockholders	(433)	(433)

Net cash provided by financing activities	11,906	9,528

Net increase in cash and cash equivalents	8,190	5,647
Cash and cash equivalents at beginning of period	27,563	18,549

Cash and cash equivalents at end of period	$35,753	$24,196

Supplementary disclosures:
Interest paid on deposits and borrowings	$2,714	$1,557

Income taxes paid	$255	$785

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
The Company prepares its condensed consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2006, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2006 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2007 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain reclassifications may have been made to amounts previously reported for 2006 to conform with the 2007 presentation.
Note 2 Contingent Liabilities
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes since December 31, 2006.
Note 3 Earnings per Share
The basic earnings per share computation is based upon the weighted average number of shares outstanding during the period. The diluted earnings per share computations are determined using the treasury stock method and based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options. The following table provides a reconciliation of the number of shares between the computation of basic and diluted earnings per share for the quarters ended March 31, 2007 and 2006.

	For the three months ended
	March 31,
	2007	2006
Weighted average shares	3,461,799	3,462,129
Effect of dilutive stock options	3,940	6,575

Dilutive potential average common shares	3,465,739	3,468,704

Note 4 Securities
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at March 31, 2007 and December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(In thousands)	Cost Basis	Gains	Losses	Value
March 31, 2007:
Investment Securities – available for sale:
U.S. government sponsored agencies and corporations	$36,478	$3	$433	$36,048
Mortgage-backed securities	4,208	—	136	4,072
Corporate securities	1,068	—	136	932
Other debt securities	6,703	33	113	6,623

Total	$48,457	$36	$818	$47,675

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$13,492	$—	$229	$13,263
Mortgage-backed securities	1,999	12	11	2,000

Total	$15,491	$12	$240	$15,263

December 31, 2006
Investment Securities – available for sale:
U.S. government sponsored agencies and corporations	$33,967	$—	$546	$33,421
Mortgage-backed securities	4,444	—	159	4,285
Corporate securities	1,071	—	122	949
Other debt securities	6,706	32	46	6,692

Total	$46,188	$32	$873	$45,347

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$15,490	$—	$304	$15,186
Mortgage-backed securities	2,232	12	12	2,232

Total	$17,722	$12	$316	$17,418

The Company had no sales of securities in the periods ended March 31, 2007 or March 31, 2006.
At March 31, 2007, a portion of our investment securities portfolio had unrealized losses. The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at March 31, 2007 and December 31, 2006, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12 months		existing 12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2007:
U.S. government sponsored agencies and corporations	$2,992	$4	$43,316	$658	$46,308	$662
Mortgage-backed securities	—	—	4,794	147	4,794	147
Corporate securities	—	—	932	136	932	136
Other debt securities	2,949	68	955	45	3,904	113

Total	$5,941	$72	$49,997	$986	$55,938	$1,058

December 31, 2006:
U.S. government sponsored agencies and corporations	$2,990	$6	$44,617	$844	$47,607	$850
Mortgage-backed securities	—	—	5,050	171	5,050	171
Corporate securities	—	—	949	122	949	122
Other debt securities	954	46	—	—	954	46

Total	$3,944	$52	$50,616	$1,137	$54,560	$1,189

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
The Company’s total holdings with continuous unrealized losses existing 12 months or more consisted of two corporate bonds and one other debt security. The two corporate bonds, carried at fair value totaling $932,000 with an aggregate unrealized loss of $136,000 at March 31, 2007, were downgraded in 2005 to below investment grade. The other debt security, carried at fair value of $955,000 with an unrealized loss of $45,000, currently has a Moody’s rating of A1 and a Standard and Poor’s rating of A. Interest payments continue to be received as scheduled and the Company has the intent and ability to hold these investments until their maturity. Based on an evaluation of the creditworthiness of the issuers, the Company believes the issuers will not default and that it will recoup the entire principal at maturity; therefore, management did not record any other-than-temporary impairment charge at March 31, 2007 or at December 31, 2006
The other unrealized losses that existed as of March 31, 2007 and December 31, 2006, are a result of market changes in interest rates since the securities’ purchase. This factor, coupled with the fact the Bank has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held to maturity and available-for-sale portfolios are temporary.
Note 5 Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains and losses on pension plan assets and benefit obligations. There were no reclassification adjustments realized in income for gains or losses from components of other comprehensive income in the quarters ending March 31, 2007 and March 31, 2006.
The components of accumulated other comprehensive income, included in stockholders’equity, are as follows:

(In thousands)	March 31, 2007	March 31 2006
Net unrealized losses on securities available for sale	($782)	($1,231)
Tax effect	(314)	(498)

Net-of-tax amount	(468)	(733)

Net unrealized losses on pension plan assets and benefit obligations	(198)	(99)
Tax effect	68	34

Net-of-tax amount	(130)	(65)

Total accumulated other comprehensive income	($598)	($798)

Note 6 Defined Benefit Pension Plan
CB&T maintains a noncontributory defined benefit pension plan. Pension benefits vest after five years of service and were based on years of service and average final salary. During 1997, CB&T froze the accrual of future service benefits, however, benefits continued to accrue for future compensation adjustments. In 2003, the compensation levels were frozen at current rates for benefit calculation purposes. On January 10, 2007, the CB&T Board of Directors adopted a resolution to terminate the pension plan effective March 31, 2007. All participants became 100% vested on that date. The Company expects to contribute $380,000 to the pension plan in 2007 to make the plan sufficient at its termination. This contribution amount is based on actuarial assumptions and may vary depending on the timing of final distributions and the incidence of participants requesting, as permitted under the law, that an annuity be purchased for them.

The components of net periodic benefit cost for the three months ended March 31, 2007 and 2006 are shown in the following table. The cost does not reflect future expected settlement subsequent to March 31, 2007 plan termination.

	Pension Benefits
	Net Periodic Benefit Cost
	For the three months
(In thousands)	ended March 31,
	2007	2006
Service cost	$—	$—
Interest cost	68	66
Expected return on plan assets	(83)	(70)
Amortization of prior service cost	—	—
Amortization of net (gain) loss	—	—

Net periodic benefit cost	($15)	($4)

Note 7 Segments
Management regularly reviews the performance of the Company’s operations on a reporting basis by legal entity. The Company has two operating segments comprised of its subsidiaries, ANB and CB&T, for which there is discrete financial information available. Both segments are engaged in providing financial services in their respective market areas and are similar in each of the following: the nature of their products, services; and processes; type or class of customer for their products and services; methods used to distribute their products or provide their services; and the nature of the banking regulatory environment. The parent company is deemed to represent an overhead function rather than an operating segment and its financial information is presented as the “Other” category in the schedule below.

	Segment Results and Reconciliation
	Adams National	Consolidated			Intercompany	Consolidated
(Dollars in thousands)	Bank	Bank & Trust	Other (1)		Eliminations	Totals
For three months ended March 31, 2007:
Interest income	$5,962	$1,385	$—		$—	$7,347
Interest expense	2,658	363	103		—	3,124
Net interest income	3,304	1,022	(103)		—	4,223
Provision for loan losses	75	10	—		—	85
Noninterest income	327	108	832		(857)	410
Noninterest expense	2,199	1,085	149		(25)	3,408
Net income	810	22	682		(832)	682
Assets	333,422	85,478	35,500		(34,987)	419,413
Return on average assets	1.00%	0.10%	NM	(2)	—	0.67%
Return on average equity	12.11%	1.10%	NM	(2)	—	9.07%
For three months ended March 31, 2006:
Interest income	$4,589	$1,078	$—		—	$5,667
Interest expense	1,482	209	107		—	1,798
Net interest income	3,107	869	(107)		—	3,869
Provision for loan losses	50	—	—		—	50
Noninterest income	392	116	817		(842)	483
Noninterest expense	2,119	958	170		(25)	3,222
Net income	800	17	653		(817)	653
Assets	274,950	77,634	33,152		(32,800)	352,936
Return on average assets	1.19%	0.09%	NM	(2)	—	0.76%
Return on average equity	12.52%	0.90%	NM	(2)	—	9.37%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.

Description of significant amounts included in the “Intercompany Eliminations” column in the segment report schedule are as follows:

	Three months	Three months
	ended March 31,	ended March 31,
(In thousands)	2007	2006
Noninterest income — elimination of parent company’s undistributed earnings from subsidiaries	($832)	($817)

Net income — elimination of parent company’s earnings from subsidiaries	($832)	($817)

Assets — elimination of parent company’s investment in subsidiaries	($34,856)	($32,746)
Note 8 Adoption of Financial Accounting Standards Board Interpretation No. 48
The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Interpretation No. 48 requires the company to review outstanding tax positions and establish a liability in its balance sheet for those positions that more likely than not, based on technical merits, would not be sustained upon examination by taxing authorities. The Company files U.S. federal income tax returns and state income tax returns in Maryland and the District of Columbia. Based on the statute of limitations, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003. Based on the review of the tax returns filed for the years 2003 through 2005 and the tax benefits accrued in the 2006 annual financial statements, management determined that 100% of the benefits accrued were expected to be realized and has a high confidence level in the technical merits of the positions. It believes that the deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. As a result of this evaluation, management did not record a liability for unrecognized tax benefits.
Note 9 Recent Accounting Pronouncements
In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effects of this statement.

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
The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2006.
Results of Operations
Overview
The Company recorded net income of $682,000 for the first three months of 2007, a 4.4% increase over $653,000 for the first quarter of 2006. Net interest income increased $354,000, which was partially offset by a $73,000 decrease in noninterest income and a $186,000 increase in noninterest expense. Book value per share was $8.80 at March 31, 2007, as compared to $8.12 at March 31, 2006. The return on average assets was 0.67% and the return on average equity was 9.07% for the first quarter of 2007, compared to a return on average assets of 0.76% and a return on average equity of 9.37% for the same period last year. Basic and diluted earnings per share were $0.20 for the first quarter of 2007 and $0.19 for the first quarter of 2006.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended March 31, 2007 increased 9.1% to $4.2 million from $3.9 million in the first quarter of 2006. The growth in net interest income was attributable to the growth in average earning assets, particularly loans. Average loans increased 26.4% or $65.6 million to $314.7 million from $249.1 million at March 31, 2006. The average yields on loans increased to 8.30 % in the first quarter of 2007 from 7.85% in first quarter of 2006, primarily as a result of increases in Prime rate. In the first quarter of 2007, the average balance on investments decreased 4.1% to $79.1 million from $82.5 million in the same period of 2006. The 2007 first quarter yield on average earning assets was 7.57%, an increase of 64 basis points from the 2006 first quarter yield of 6.93%.
Funding for earning assets comes from deposits, long and short-term borrowings, and stockholders’ equity. The percentage of average earning assets funded by average interest-bearing liabilities increased to 77.9% during the first quarter of 2007, compared to 73.5% for the same period in 2006. Average interest bearing liabilities increased 26.0% over the first quarter of 2006. The cost of interest-bearing funds for the quarter ended March 31, 2007, increased 114 basis points to 4.13%. The increase in the cost of interest-bearing liabilities reflects deposits and short-term borrowings bearing higher interest rates in a rising interest rate environment.
The net interest margin, which is net interest income as a percentage of average interest-earning assets, decreased 38 basis points to 4.35% in the first quarter of 2007 from 4.73% in the first quarter of 2006. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 3.44% for 2007, reflecting a decrease of 50 basis points from the 3.94% reported in the first quarter of 2006. The decline in the net interest margin and spread reflects the strong competition for deposits and loans and the effects of the inverted yield curve.

The following table presents the average balances, net interest income and interest yields/rates for the first three months of 2007 and 2006.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended March 31, 2007 and 2006
(Dollars in thousands)

	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$314,711	$6,442	8.30%	$249,065	$4,821	7.85%
Investment securities	64,554	715	4.49%	71,429	726	4.12%
Federal funds sold	9,166	119	5.27%	8,336	91	4.43%
Interest-earning bank balances	5,418	71	5.31%	2,723	29	4.32%

Total earning assets	393,849	$7,347	7.57%	331,553	$5,667	6.93%

Allowance for loan losses	(4,457)			(4,410)
Cash and due from banks	12,783			12,981
Other assets	11,045			8,950

Total assets	$413,220			$349,074

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$127,439	$913	2.91%	$141,932	$824	2.35%
Certificates of deposit	163,169	2,005	4.98%	80,001	709	3.59%
Short term borrowings	7,655	64	3.39%	10,702	108	4.09%
Long-term debt	8,734	142	6.59%	11,106	157	5.73%

Total interest-bearing liabilities	306,997	3,124	4.13%	243,741	1,798	2.99%

Noninterest-bearing deposits	70,959			73,543
Other liabilities	4,783			3,522
Stockholders’ equity	30,481			28,268

Total liabilities and stockholders’ equity	$413,220			$349,074

Net interest income		$4,223			$3,869

Net interest spread			3.44%			3.94%
Net interest margin			4.35%			4.73%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Noninterest Income
Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income totaled $410,000, a decrease of $73,000 or 15.1% from the first quarter of 2006. Service charges on deposit accounts totaled $362,000, an increase of 4.0% from the prior year total of $348,000 reflecting an increase in overdraft fee income. Other income, consisting of other fee-based services and the gain on the sale of loans, decreased by $87,000 in the first quarter of 2007 to $48,000, compared to the same period in 2006. We had no gain from sales of the guaranteed portion of SBA loans during the three months ended March 31, 2007 and $28,000 during the three months March 31, 2006. There was no gain on the sale of investment securities in the first quarter of 2007 or 2006.
Noninterest Expense
Noninterest expense in the first quarter of 2007 totaled $3.4 million, an increase of 5.8% compared to the first quarter of 2006. The increase of $40,000 in net occupancy cost reflects three full months of rental expense for additional office space acquired for the loan department during the first quarter of 2007 compared to two months in the first quarter of 2006. The increase of $64,000 in data processing fees is primarily due to data system deconversion costs incurred at CB&T in the first quarter of 2007. The $103,000 or 17.5% increase in other operating expense is primarily due to a $36,000 increase in advertising costs and a $42,000 loss from the sale of other assets acquired in the acquisition of CB&T in 2005.
Income Tax Expense
Income tax expense totaled $458,000 for the quarter ended March 31, 2007, an increase of 7.3% from the income tax expense reported for the first quarter of 2006. The increase in income tax expense in 2007 was a result of the 5.6% increase in the Company’s pretax income, as compared to the first quarter of 2006. The effective tax rate for 2007 was 40.2%, compared to 39.5% for the first quarter of 2006.
Financial Condition
Overview
Total assets were $419.4 million at March 31, 2007, compared to $405.5 million at December 31, 2006, an increase of $13.9 million or 3.4%. Total liabilities increased $13.6 million or 3.6% to $388.9 million from December 31, 2006.
Loans
Total loans outstanding at March 31, 2007 increased $4.8 million or 1.6% from December 31, 2006 to a balance of $312.8 million.
Investment securities
Investment securities available-for-sale are carried at estimated fair value and totaled $47.7 million at March 31, 2007, an increase of $2.4 million or 5.1% from the balance at December 31, 2006. Investment securities classified as held-to-maturity were $15.5 million at March 31, 2007, a decrease of $2.2 million or 12.6% from December 31, 2006.
Short-term investments
Short-term investments, consisting of federal funds and interest earning deposits in banks, increased a total of $8.2 million or 59.3% in the first quarter of 2007, as compared to December 31, 2006.
Other assets
Total other assets increased $810,000 or 12.6% at March 31, 2007 compared to December 31, 2006. The most significant increases were $633,000 in FHLB stock purchases necessitated by the increase in FHLB borrowings and $467,000 in prepaid expenses due to annual renewals of various contracts. These increases were offset by a $232,000 decrease in accrued interest on loans and investments.

Deposits
Deposits are the Company’s primary source of funds. Total deposits totalled $363.6 million at March 31, 2007 and at December 31, 2006. However, there were significant fluctuations in the product types. Noninterest-bearing deposits decreased $3.7 million or 4.8% to $73.2 million. Within the interest bearing category, NOW accounts decreased by $12.1 million or 18.8% predominately due to a seasonal outflow in a large governmental account. Certificates of deposit increased by $17.5 million or 11.6% as a result of an advertising campaign.
Short-term borrowings
Short-term borrowings, consisting of repurchase agreements, federal funds, and short-term FHLB borrowings, increased $2.7 million to $5.0 million at March 31, 2007 which was used to fund asset growth.
Long-term debt
Long-term debt, consisting of $11.0 million in term loans from the FHLB and $5.0 million in a term note, increased by $9.8 million from December 31, 2006. On March 7, 2007, ANB obtained a FHLB advance in the amount of $10 million at a rate of 4.286% due on March 9, 2012.
Stockholders’ equity
Stockholders’ equity at March 31, 2007 was $30.5 million, an increase of $285,000 from December 31, 2006. The increase was a combination of first quarter earnings of $682,000, plus the decrease in the unrealized loss on available-for-sale investment securities of $36,000, offset by $433,000 in dividends paid on the Company’s common stock.
Asset Quality
Adequacy of the Allowance for Loan Losses
The Company continuously monitors the quality of its loan portfolio and maintains an allowance for loan and lease losses (“ALLL”) sufficient to absorb probable losses inherent in its total loan portfolio. The ALLL policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.
The Company’s ALLL framework has three basic components: a formula-based component for pools of homogeneous loans; a specific allowance for loans reviewed for individual impairment; and a pool specific allowance based upon other inherent risk factors and imprecision associated with the modeling and estimation process. The first component, the general allocation to homogenous loans, is determined by applying allowance factors to pools of loans that have similar characteristics in terms of business and product type. The general factors are determined by using an analysis of historical charge-off experience by loan pools. The second component of the ALLL analysis involves the estimation of allowances specific to impaired loans. The third component of the ALLL addresses inherent losses that are not otherwise captured in the other components and is applied to homogenous pools of loans. The qualitative factors are subjective and require a high degree of management judgment. These factors consider changes in nonperforming and past-due loans, concentrations of loans to specific borrowers and industries, and general and regional economic conditions, as well as other factors existing at the determination date.
The ALLL is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. Loans deemed uncollectible are charged against the ALLL and any subsequent recoveries are credited to the ALLL. The provision for loan losses increased in the first quarter of 2007 to a total of $85,000, compared to $50,000 for the same period in 2006. The balance of the ALLL was $4.5 million or 1.43% of total loans at March 31, 2007, compared to $4.4 million or 1.44% of loans at December 31, 2006. Net loan charge-offs were $38,000 in the first quarter of 2007. The current level of the ALLL is intended to address known and inherent losses that are both probable and estimable at March 31, 2007.

The following table presents an analysis of the ALLL for the three months ended March 31, 2007 and 2006.

	For the three months ended
	March 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$4,432	$4,345
Loans charged off:
Commercial	85	44
Real estate – commercial	—	—
Real estate – residential	—	—
Construction and development	—	—
Installment – individuals	—	2

Total charge-offs	85	46

Recoveries:
Commercial	27	167
Real estate – commercial	—	—
Real estate – residential	6	5
Construction and development	—	—
Installment – individuals	14	8

Total recoveries	47	180

Net charge-offs (recoveries)	38	(134)

Provision for loan losses	85	50

Balance at end of period	$4,479	$4,529

Ratio of net charge-offs (recoveries) to average loans	0.01%	(0.05)%
Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. There were $1.9 million past-due loans that were still accruing interest, at March 31, 2007 and December 31, 2006, respectively. Total nonperforming loans at March 31, 2007 were $3.2 million with balances of $727,000 guaranteed by the Small Business Association (SBA), and represented 0.76% of total assets. In comparison, nonperforming loans at December 31, 2006 represented 0.88% of total assets and totaled $3.6 million, with balances of $1.0 million guaranteed by the SBA. The largest component of nonperforming loans is a commercial loan with a balance of $1.3 million at March 31, 2007.
The following table presents nonperforming assets by category at March 31, 2007 and December 31, 2006.

	2007	2006
	(Dollars in thousands)

Nonaccrual loans:
Commercial	$1,124	$1,508
Real estate	—	—
Installment – individuals	—	—

Total nonaccrual loans	1,124	1,508
Past-due loans	1,913	1,919
Other real estate owned	137	137

Total nonperforming assets	$3,174	$3,564

Nonperforming assets exclusive of SBA guarantee	$2,447	$2,544
Ratio of nonperforming assets to gross loans	1.01%	1.16%
Ratio of nonperforming assets to total assets	0.76%	0.88%
Allowance for loan losses to nonperforming assets	141%	124%
Assets totaling $14.9 million and $16.4 million at March 31, 2007 and December 31, 2006, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. The classification of monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $956,000 and $1.0 million as of March 31, 2007 and December 31, 2006, respectively.

Liquidity and Capital Resources
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents increased for the quarter ended March 31, 2007 by $8.2 million, to a balance of $35.8 million, as compared to the balance of $27.6 million at December 31, 2006. Liquid assets increased to 8.5% of total assets at March 31, 2007, as compared to 6.8% of total assets at December 31, 2006.
The Company has additional sources of liquidity available through unpledged investment securities available-for-sale totaling $11.9 million, and unsecured lines of credit available from correspondent banks, which can provide up to $31.0 million, as well as a credit facility through its membership in the FHLB.
Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Banks continue to be capitalized well in excess of required levels. The following table presents the Company’s and the Banks’ capital position relative to their various minimum statutory and regulatory capital requirements at March 31, 2007. The Company and the Banks are considered “well-capitalized” under regulatory guidelines.

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2007:

Total capital to risk weighted assets:
Consolidated	$35,268	9.76%	$28,898	8.00%		(1)
ANB	30,959	10.36%	23,909	8.00%	29,887		10.00%
CB&T	8,733	14.18%	4,925	8.00%	6,157		10.00%

Tier 1 capital to risk weighted assets:
Consolidated	30,789	8.52%	14,449	4.00%		(1)
ANB	27,217	9.11%	11,955	4.00%	17,932		6.00%
CB&T	7,960	12.93%	2,463	4.00%	3,694		6.00%

Tier I capital to average assets:
Consolidated	30,789	7.46%	16,518	4.00%		(1)
ANB	27,217	8.32%	13,088	4.00%	16,360		5.00%
CB&T	7,960	9.34%	3,410	4.00%	4,262		5.00%

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

PART II.

Item 1 -	Legal Proceedings

None

Item 1A -	Risk Factors

There have been no material changes from risk factors as previously disclosed in response to Item 1A. to Part 1 of the Form 10-K filed by the registrant for fiscal year ending December 31, 2006.

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
ABIGAIL ADAMS NATIONAL BANCORP, INC.
Registrant

Date: May 11, 2007	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard
Chairwoman of the Board, President and Director (Principal Executive Officer)