Form 10-Q
period 2007-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2007-08-13
CIK 356809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 30, 2007
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
     As of August 13, 2007, there were issued and outstanding 3,462,569 shares of Registrant’s Common Stock

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2007 (unaudited) and December 31, 2006
(Dollars in thousands)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$15,754	$13,729
Federal funds sold	27,111	8,011
Interest-earning deposits in other banks	16,467	5,823

Total cash and cash equivalents	59,332	27,563
Investment securities available for sale, at fair value	57,014	45,347
Investment securities held to maturity (market values of $14,182 and $17,418 for 2007 and 2006, respectively)	14,438	17,722

Loans	320,319	307,957
Less: allowance for loan losses	(4,569)	(4,432)

Loans, net	315,750	303,525

Premises and equipment, net	4,982	4,904
Other assets	7,829	6,441

Total assets	$459,345	$405,502

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$83,272	$76,887
Interest-bearing deposits	323,688	286,703

Total deposits	406,960	363,590
Short-term borrowings	2,267	2,378
Long-term debt	15,821	6,288
Other liabilities	3,848	3,064

Total liabilities	428,896	375,320

Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,491,633 shares in 2007 and 3,487,678 in 2006; outstanding 3,462,569 shares in 2007 and 3,461,799 in 2006	35	35
Additional paid-in capital	25,127	25,123
Retained earnings	6,395	5,868
Less: Treasury stock, 29,064 shares in 2007 and 25,879 in 2006, at cost	(255)	(210)
Accumulated other comprehensive loss	(853)	(634)

Total stockholders’ equity	30,449	30,182

Total liabilities and stockholders’ equity	$459,345	$405,502

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
For the Periods Ended June 30, 2007 and 2006
(In thousands except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$6,343	$5,314	$12,785	$10,135
Interest and dividends on investment securities	802	740	1,517	1,466
Other interest income	474	133	664	253

Total interest income	7,619	6,187	14,966	11,854

Interest Expense
Interest on deposits	3,181	1,768	6,099	3,301
Interest on short-term borrowings	17	260	81	368
Interest on long-term debt	222	184	364	341

Total interest expense	3,420	2,212	6,544	4,010

Net interest income	4,199	3,975	8,422	7,844
Provision for loan losses	75	75	160	125

Net interest income after provision for loan losses	4,124	3,900	8,262	7,719

Noninterest Income
Service charges on deposit accounts	344	347	706	695
Other income	48	198	96	333

Total noninterest income	392	545	802	1,028

Noninterest Expense
Salaries and employee benefits	1,630	1,611	3,323	3,335
Occupancy and equipment expense	600	559	1,170	1,089
Professional fees	204	128	374	288
Data processing fees	297	233	580	452
Other operating expense	620	608	1,312	1,197

Total noninterest expense	3,351	3,139	6,759	6,361

Income before provision for income taxes	1,165	1,306	2,305	2,386
Provision for income taxes	454	518	912	945

Net Income	$711	$788	$1,393	$1,441

Earnings per share:
Basic	$0.21	$0.23	$0.40	$0.42
Diluted	$0.21	$0.23	$0.40	$0.42
Average common shares outstanding:
Basic	3,462	3,462	3,462	3,462
Diluted	3,466	3,466	3,466	3,466
Dividends per share:	$0.125	$0.125	$0.250	$0.250
See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2007 and 2006
(In thousands except per share data))

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2005	$35	$24,865	$3,903	($98)	($652)	$28,053
Comprehensive income:
Net income	—	—	1,441	—	—	1,441
Unrealized losses during period of ($467) on investment securities available for sale, net of tax benefit of ($182)	—	—	—	—	(285)	(285)

Total comprehensive income						1,156

Dividends declared ($0.25 per share)	—	—	(865)	—	—	(865)

Balance at June 30, 2006	$35	$24,865	$4,479	($98)	($937)	$28,344

Balance at December 31, 2006	$35	$25,123	$5,868	($210)	($634)	$30,182
Comprehensive income:
Net income	—	—	1,393	—	—	1,393
Unrealized losses during the period of ($366) on investment securities available for sale, net of tax benefit of ($147)	—	—	—	—	(219)	(219)

Total comprehensive income						1,174
Issuance of shares under stock option program	—	4	—	—	—	4
Acquisition and issuance of shares for ESOP	—	—	—	(45)	—	(45)
Dividends declared ($0.25 per share)	—	—	(866)	—	—	(866)

Balance at June 30, 2007	$35	$25,127	$6,395	($255)	($853)	$30,449

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$1,393	$1,441
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	160	125
Depreciation and amortization	228	277
Accretion of loan discounts and fees	(99)	(239)
Gain on sale of guaranteed portion of SBA loans	—	(181)
Net discount accretion on investment securities	(2)	—
Loss on the sale of other assets	29	—
Proceeds from the sale of other assets	282	—
Increase in other assets	(921)	(652)
Contribution to pension plan	—	(700)
Increase (decrease) in other liabilities	784	(364)

Net cash provided by (used in) operating activities	1,854	(293)

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	6,000	5,000
Proceeds from maturities of investment securities held to maturity	3,000	—
Proceeds from repayment of mortgage-backed securities available for sale	465	399
Proceeds from repayment of mortgage-backed securities held to maturity	286	107
Purchase of investment securities available for sale	(18,498)	(4,000)
Purchase of FHLB and FRB stock	(1,534)	(1,096)
Redemption of FHLB stock	892	738
Net increase in loans	(12,223)	(24,008)
Purchase of premises and equipment, net	(358)	(599)

Net cash used in investing activities	(21,970)	(23,459)

Cash flows from financing activities:
Net increase (decrease) in transaction and savings deposits	25,932	(6,072)
Net increase in time deposits	17,438	17,457
Net (decrease) increase in short-term borrowings	(111)	18,846
Proceeds from long-term debt	10,000	—
Repayment of long-term debt	(467)	(461)
Proceeds from issuance of common stock in stock option program	4	—
Purchased treasury stock	(45)	—
Cash dividends paid to common stockholders	(866)	(865)

Net cash provided by financing activities	51,885	28,905

Net increase in cash and cash equivalents	31,769	5,153
Cash and cash equivalents at beginning of period	27,563	18,549

Cash and cash equivalents at end of period	$59,332	$23,702

Supplementary disclosures:
Interest paid on deposits and borrowings	$6,345	$3,778

Income taxes paid	$520	$1,269

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
The Company prepares its condensed consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2006, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2006 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2007 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain reclassifications may have been made to amounts previously reported for 2006 to conform with the 2007 presentation.
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
Note 3 Earnings per share
Basic earnings per share (“EPS”) computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are determined using the treasury stock method and based upon the weighted average number of shares outstanding during the periods plus the dilutive effect of outstanding stock options and stock performance awards. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2007 and 2006.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Weighted average shares	3,462,146	3,462,129	3,461,973	3,462,129
Effect of dilutive stock options	3,834	3,930	3,887	3,963

Dilutive potential average common shares	3,465,980	3,466,059	3,465,860	3,466,092

Note 4 Securities
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at June 30, 2007 and December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(In thousands)	Cost Basis	Gains	Losses	Value
June 30, 2007:
Investment Securities – available for sale:
U.S. government sponsored agencies and corporations	$46,485	$1	$606	$45,880
Mortgage-backed securities	3,970	—	186	3,784
Corporate securities	1,066	—	134	932
Other debt securities	6,700	30	312	6,418

Total	$58,221	$31	$1,238	$57,014

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$12,494	$—	$235	$12,259
Mortgage-backed securities	1,944	—	21	1,923

Total	$14,438	$—	$256	$14,182

December 31, 2006:
Investment Securities – available for sale:
U.S. government sponsored agencies and corporations	$33,967	$—	$546	$33,421
Mortgage-backed securities	4,444	—	159	4,285
Corporate securities	1,071	—	122	949
Other debt securities	6,706	32	46	6,692

Total	$46,188	$32	$873	$45,347

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$15,490	$—	$304	$15,186
Mortgage-backed securities	2,232	12	12	2,232

Total	$17,722	$12	$316	$17,418

The Company had no gains or losses on sales of securities in the periods ended June 30, 2007 or June 30, 2006.
The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at June 30, 2007 and December 31, 2006, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12 months		existing 12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2007:
U.S. government sponsored agencies and corporations	$18,370	$125	$36,768	$716	$55,138	$841
Mortgage-backed securities	1,246	9	4,454	198	5,700	207
Corporate securities	—	—	932	134	932	134
Other debt securities	3,783	231	920	81	4,703	312

Total	$23,399	$365	$43,074	$1,129	$66,473	$1,494

December 31, 2006:
U.S. government sponsored agencies and corporations	$2,990	$6	$44,617	$844	$47,607	$850
Mortgage-backed securities	—	—	5,050	171	5,050	171
Corporate securities	—	—	949	122	949	122
Other debt securities	954	46	—	—	954	46

Total	$3,944	$52	$50,616	$1,137	$54,560	$1,189

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
At June 30, 2007, a portion of our investment securities portfolio had unrealized losses. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the Federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.
The Company holds two corporate bonds which were carried at fair value $932,000 with an aggregate unrealized loss of $134,000 at June 30, 2007. These two bonds have had unrealized losses existing for greater than 12 months and were downgraded in 2005 to below investment grade. Interest payments continue to be received as scheduled and the Company has the intent and ability to hold these investments until their maturity. Based on an evaluation of the creditworthiness of the issuers, the Company believes the issuers will not default and that it will recoup the entire principal at maturity; therefore, management did not record any other-than-temporary impairment charge at June 30, 2007.
The other unrealized losses that existed as of June 30, 2007 and December 31, 2006, are a result of market changes in interest rates since the securities’ purchase. This factor, coupled with the fact the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held to maturity and available-for-sale portfolios are temporary.
Note 5 Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains and losses on pension plan assets and benefit obligations. There were no reclassification adjustments realized in income for gains or losses from components of other comprehensive income in the quarters ending June 30, 2007 and June 30, 2006.
The components of comprehensive income are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2007	2006	2007	2006
Net income	$711	$788	$1,393	$1,441
Unrealized losses on securities	(425)	(229)	(366)	(467)
Income tax benefit	170	90	147	182

Total comprehensive income	$456	$649	$1,174	$1,156

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

The components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 are shown in the following table. The cost does not reflect future expected settlement subsequent to March 31, 2007 plan termination.

	Pension Benefits		Pension Benefits
	Net Periodic Benefit Cost		Net Periodic Benefit Cost
	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	67	66	135	132
Expected return on plan assets	(83)	(70)	(166)	(140)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$(16)	$(4)	$(31)	$(8)

Note 7 Segments
Management regularly reviews the performance of the Company’s operations on a reporting basis by legal entity. The Company has two operating segments comprised of its subsidiaries, ANB and CB&T, for which there is discrete financial information available. Both segments are engaged in providing financial services in their respective market areas and are similar in each of the following: the nature of their products, services; and processes; type or class of customer for their products and services; methods used to distribute their products or provide their services; and the nature of the banking regulatory environment. The parent company is deemed to represent an overhead function rather than an operating segment and its financial information is presented as the “Other” category in the schedules below.

	Segment Results and Reconciliation
	Adams National	Consolidated			Intercompany	Consolidated
(Dollars in thousands)	Bank	Bank & Trust	Other (1)		Eliminations	Totals
For three months ended June 30, 2007:
Interest income	$6,225	$1,394	$—		$—	$7,619
Interest expense	2,911	405	104		—	3,420
Net interest income	3,314	989	(104)		—	4,199
Provision for loan losses	75	—	—		—	75
Noninterest income	318	99	866		(891)	392
Noninterest expense	2,215	1,004	157		(25)	3,351
Net income	803	63	711		(866)	711
Assets	360,785	98,114	35,466		(35,020)	459,345
Return on average assets (annualized)	0.91%	0.29%	NM	(2)	—	0.65%
Return on average equity (annualized)	11.83%	3.11%	NM	(2)	—	9.30%
For three months ended June 30, 2006:
Interest income	$5,007	$1,180	$—		—	$6,187
Interest expense	1,829	270	113		—	2,212
Net interest income	3,178	910	(113)		—	3,975
Provision for loan losses	75	—	—		—	75
Noninterest income	459	111	948		(973)	545
Noninterest expense	2,073	936	155		(25)	3,139
Net income	891	57	788		(948)	788
Assets	291,815	80,059	33,347		(33,132)	372,089
Return on average assets (annualized)	1.26%	0.29%	NM	(2)	—	0.87%
Return on average equity (annualized)	13.85%	2.98%	NM	(2)	—	11.16%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.

	Segment Results and Reconciliation
	Adams National	Consolidated			Intercompany	Consolidated
(Dollars in thousands)	Bank	Bank & Trust	Other (1)		Eliminations	Totals
For six months ended June 30, 2007:
Interest income	$12,187	$2,779	$—		$—	$14,966
Interest expense	5,569	768	207		—	6,544
Net interest income	6,618	2,011	(207)		—	8,422
Provision for loan losses	150	10	—		—	160
Noninterest income	645	207	1,698		(1,748)	802
Noninterest expense	4,414	2,089	306		(50)	6,759
Net income	1,613	85	1,393		(1,698)	1,393
Assets	360,785	98,114	35,466		(35,020)	459,345
Return on average assets (annualized)	0.96%	0.20%	NM	(2)	—	0.66%
Return on average equity (annualized)	11.97%	2.11%	NM	(2)	—	9.19%
For six months ended June 30, 2006:
Interest income	$9,596	$2,258	$—		—	$11,854
Interest expense	3,311	479	220		—	4,010
Net interest income	6,285	1,779	(220)		—	7,844
Provision for loan losses	125	—	—		—	125
Noninterest income	851	227	1,765		(1,815)	1,028
Noninterest expense	4,191	1,895	325		(50)	6,361
Net income	1,691	74	1,441		(1,765)	1,441
Assets	291,815	80,059	33,347		(33,132)	372,089
Return on average assets (annualized)	1.22%	0.19%	NM	(2)	—	0.81%
Return on average equity (annualized)	13.19%	1.95%	NM	(2)	—	10.27%

(1) Amounts represent parent company before intercompany eliminations.
(2) Not considered a meaningful performance ratio for parent company.
Description of significant amounts included in the “Intercompany Eliminations” column in the segment report schedules are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2007	2006	2007	2006
Noninterest income - elimination of parent company’s undistributed earnings from subsidiaries	($891)	($973)	($1,748)	($1,815)

Net income - elimination of parent company’s earnings from subsidiaries	($866)	($948)	($1,698)	($1,765)

Assets - elimination of parent company’s investment in subsidiaries	($35,020)	($33,132)	($35,020)	($33,132)

	($36,777)	($35,053)	($38,466)	($36,712)

Note 8 Recent Accounting Pronouncements
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
Results of Operations
Overview
The Company recorded net income of $711,000 for the three months ended June 30, 2007, as compared to $788,000 for the second quarter of 2006. Although net interest income increased $224,000 or 5.6%, noninterest income decreased $153,000 and noninterest expense increased $212,000. The second quarter return on average assets was 0.65% and the return on average equity was 9.30% compared to 0.87% and 11.16%, respectively, for the same period last year. Basic and diluted earnings per share were $0.21 for the second quarter of 2007 and $0.23 for the second quarter of 2006.
The Company recorded $1.39 million in net income for the first six months of 2007 compared to $1.44 million during the same period in 2006. Although net interest income increased $578,000 or 7.4%, noninterest income decreased $226,000 and noninterest expense increased $398,000. The year to date return on average assets decreased 15 basis points to 0.66% and the return on average equity decreased to 9.19% from 10.27% for the same period in 2006. Book value per share increased $0.60 to $8.79 at June 30, 2007 from $8.19 at June 30, 2006. The key components of net income are discussed in the following paragraphs.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended June 30, 2007 increased 5.6% to $4.2 million from $4.0 million for the second quarter of 2006. The increase in net interest income was attributable to the growth in average earning assets and, to a lesser extent, increases in yields. Average loans increased 19.9% to $316.1 million from $263.7 million for the second quarter of 2006. The average yield on loans remained relatively unchanged at 8.05% for the second quarter of 2007 compared to 8.08% of the second quarter of 2006, reflecting a reversal in interest income on a large nonaccruing construction loan. Average total investments increased 29.5% to $106.0 million from $81.9 million in the prior year reflecting a $25.8 million increase in federal funds and other short term investments. The yield on average earning assets was 7.24%, an increase of 6 basis points from the second quarter of 2006.
Funding for earning assets comes from deposits, short and long-term borrowings, and stockholders’ equity. Average interest bearing liabilities increased $77.3 million or 30.5% over the second quarter of 2006. The cost of interest-bearing funds increased 65 basis points to 4.15% from 3.50% in the second quarter of 2006. The increase in the cost of interest-bearing liabilities reflects deposits and short-term borrowings bearing higher interest rates in a rising interest rate environment.
The net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.99% for the second quarter of 2007, a decrease of 62 basis points from 4.61% for the second quarter of 2006. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 3.09% for the second quarter of 2007, reflecting a decrease of 59 basis points from 3.68% reported in the second quarter of 2006. The decline in the net interest margin and spread reflects the continued high cost of deposits and the strong competition for loans.
The net interest income for the first six months of 2007 totaled $8.4 million, an increase of $578,000 or 7.4%, as compared to $7.8 million for the same period in 2006. The improvement in the year to date net interest income was primarily the result of the 23.0% increase in the average loan balance. Average earning assets increased 20.5% to $408.1 million as compared to $338.6 million reported last year. Earning assets were funded with a $70.3 million or 28.3% increase in the Company’s average interest-bearing liabilities.

The net interest spread was 3.26% and the net interest margin was 4.16% for the first six months of 2007, reflecting a decrease of 55 basis points in net interest spread and a decrease of 51 basis points in net interest margin, compared to the same period in 2006. The continued compression in the net interest spread and margin in the first half of 2007 was due to the combination of strong competition for deposits and loans.
The following tables present the average balances, net interest income and interest yields/rates for the second quarter and the year-to-date periods of 2007 and 2006.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended June 30, 2007 and 2006
(Dollars in thousands)

	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$316,122	$6,343	8.05%	$263,707	$5,314	8.08%
Investment securities	69,228	802	4.65%	70,887	740	4.19%
Federal funds sold	20,080	260	5.19%	9,839	118	4.81%
Interest-earning bank balances	16,735	214	5.13%	1,166	15	5.16%

Total earning assets	422,165	7,619	7.24%	345,599	6,187	7.18%

Allowance for loan losses	(4,514)			(4,582)
Cash and due from banks	13,148			12,353
Other assets	10,623			10,579

Total assets	$441,422			$363,949

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$143,114	1,096	3.07%	$131,285	844	2.58%
Certificates of deposit	167,823	2,085	4.98%	89,589	924	4.14%
Short term borrowings	3,899	17	1.75%	21,684	260	4.81%
Long-term debt	15,945	222	5.58%	10,874	184	6.79%

Total interest-bearing liabilities	330,781	3,420	4.15%	253,432	2,212	3.50%

Noninterest-bearing deposits	75,685			78,669
Other liabilities	4,297			3,517
Stockholders’ equity	30,659			28,331

Total liabilities and stockholders’ equity	$441,422			$363,949

Net interest income		$4,199			$3,975

Net interest spread			3.09%			3.68%
Net interest margin			3.99%			4.61%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Six Months Ended June 30, 2007 and 2006
(Dollars in thousands)

	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates

Assets
Loans (1)	$315,421	$12,785	8.17%	$256,426	$10,135	7.97%
Investment securities	66,904	1,517	4.57%	71,157	1,466	4.15%
Federal funds sold	14,653	379	5.22%	9,092	209	4.64%
Interest-earning bank balances	11,108	285	5.17%	1,940	44	4.57%

Total earnings assets	408,086	14,966	7.40%	338,615	11,854	7.06%

Allowance for loan losses	(4,486)			(4,497)
Cash and due from banks	12,967			12,665
Other assets	10,405			9,769

Total assets	$426,972			$356,552

Liabilities and Stockholders’ Equity Savings, NOW and money market accounts	$135,320	2,009	2.99%	$136,579	1,668	2.46%
Certificates of deposit	165,509	4,090	4.98%	84,822	1,633	3.88%
Short term borrowings	5,767	81	2.83%	16,223	368	4.57%
Long-term debt	12,359	364	5.94%	10,989	341	6.26%

Total interest-bearing liabilities	318,955	6,544	4.14%	248,613	4,010	3.25%

Noninterest-bearing deposits	73,334			76,120
Other liabilities	4,113			3,519
Stockholders’ equity	30,570			28,300

Total liabilities and stockholders’ equity	$426,972			$356,552

Net interest income		$8,422			$7,844

Net interest spread			3.26%			3.81%
Net interest margin			4.16%			4.67%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.
Noninterest Income
Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income totaled $392,000 in the second quarter, a decrease of $153,000 from the second quarter of 2006. We had no gain from sales of the guaranteed portion of SBA loans in the second quarter of 2007 compared to a gain of $153,000 in the second quarter of 2006. There was no gain on the sale of investment securities in the second quarter of 2007 or 2006.
Total noninterest income for the six months ended June 30, 2007 was $802,000, a decrease of $226,000, compared to the same period in 2006. There were no gains from sales of the guaranteed portion of SBA loans in the first half of 2007 compared to a gain of $181,000 in the same period of 2006. There was no gain on the sale of investment securities in the first six months of 2007 or 2006.
Noninterest Expense
Noninterest expense for the second quarter of 2007 totaled $3.4 million, an increase of $212,000 or 6.8%, compared to the second quarter of 2006. Salary and employee benefits increased $19,000; occupancy expense increased $41,000; professional fees increased $76,000; data processing fees increased $64,000 and other operating expense increased $12,000.

Total noninterest expense for the six months ended June 30, 2007 increased $398,000 or 6.3% to $6.8 million from $6.4 million for the same period in 2006. Net occupancy costs increased $81,000. Professional fees increased $86,000 due to increases in legal, audit and consulting fees. Data processing expense increased $128,000 predominately due to data system conversion costs incurred at CB&T during the first half of 2007. Other operating expenses increased $115,000 predominately due to a $70,000 increase in advertising costs and a $24,000 increase in personnel recruitment fees. The Company’s efficiency ratio was 73.3% at June 30, 2007 compared to 71.7% at June 30, 2006.
Income Tax Expense
Income tax expense totaled $454,000 for the second quarter ended June 30, 2007, a decrease of 12.4% from the income tax expense reported for the second quarter of 2006. The decrease in income tax expense was a result of the 10.8% decrease in the Company’s pretax income, as compared to the second quarter of 2006. The effective tax rates for the second quarter of 2007 and 2006 were 39.0% and 39.7%, respectively.
Income tax expense for the first six months ended June 30, 2007 decreased $33,000 or 3.5% to a total of $912,000, compared to the same period in 2006 as a result of the decrease in pretax net income. The Company’s effective tax rate for the first half of 2007 and 2006 was 39.6%.
Financial Condition
Overview
Total assets were $459.3 million at June 30, 2007, compared to $405.5 million at December 31, 2006, an increase of $53.8 million or 13.3%. The increase in total assets was primarily attributable to a $29.7 million increase in short-term investments. Total liabilities increased $53.6 million or 14.3% from year end primarily due to a $43.4 million or 11.9% increase in total deposits. Total stockholders’ equity increased $267,000 to $30.4 million from December 31, 2006. The book value per share of common stock issued and outstanding at June 30, 2007 was $8.79, compared to $8.72 at December 31, 2006.
Loans
Total loans outstanding at June 30, 2007 increased $12.4 million or 4.0% to $320.3 million from December 31, 2006. Growth in commercial real estate loans of $23.2 million was offset by a $12.3 million decrease in commercial loans.
Investments securities
Investment securities available-for-sale are carried at estimated fair value and totaled $57.0 million at June 30, 2007, an increase of $11.7 million or 25.7% since year end. Investment securities classified as held-to-maturity were $14.4 million at June 30, 2007, a decrease of $3.3 million or 18.5% from the balance at December 31, 2006.
Short-term investments
Investments in federal funds sold increased $19.1 million and interest-earning deposits in other banks increased $10.6 million at June 30, 2007 reflecting the growth in seasonal non-maturity deposits.
Other assets
Other assets increased $1.4 million from December 31, 2006. FHLB stock increased by $633,000 necessitated by the increase in FHLB borrowings. Prepaid expenses increased $381,000 due to annual renewals of various contracts. Accrued interest increased $214,000 due to the growth in investment securities. Accrued deferred tax assets increased $210,000 due to various tax timing differences. These increases were offset by the sale of other real estate owned with a book value of $311,000.
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $43.4 million during the first six months of 2007. Noninterest-bearing deposits increased $6.4 million or 8.3%, and interest-bearing deposits increased $37.0 million or 12.9% from December 31, 2006. Certificates of deposits with balances greater than $100,000 led with an increase of $17.1 million reflecting organic growth. NOW accounts increased by $23.7 million predominately due to seasonal funds inflow from a large governmental account.

Short-term borrowings
Short-term borrowings, consisting of repurchase agreements, federal funds, and short-term FHLB borrowings, decreased $111,000 from December 31, 2006.
Long-term debt
Long-term debt increased $9.5 million during the first six months of 2007. On March 7, 2007, ANB obtained a FHLB advance in the amount of $10 million at a rate of 4.286% due on March 9, 2012.
Stockholders’ equity
Stockholders’ equity at June 30, 2007 was $30.4 million, an increase of $267,000 or .9% from December 31, 2006. The increase was primarily due to earnings of $1.4 million, less dividends of $866,000 paid on the Company’s common stock, an increase of $219,000 in unrealized losses on available-for-sale investment securities, and an increase of $45,000 in treasury stock.
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
The ALLL is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. Loans deemed uncollectible are charged against the ALLL and any subsequent recoveries are credited to the ALLL. The provision for loan losses increased in 2007 to a total of $160,000, compared to $125,000 for the same period in 2006. The balance of the ALLL was $4.6 million or 1.43% of total loans at June 30, 2007, compared to $4.4 million or 1.44% of loans at December 31, 2006. Net loan charge-offs were $23,000 in the first half of 2007. The current level of the ALLL is intended to address known and inherent losses that are both probable and estimable at June 30, 2007.

The following table presents an analysis of the allowance for three and six months ended June 30, 2007 and 2006.

	For the 3 months ended		For the 6 months ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$4,479	$4,529	$4,432	$4,345
Loans charged off:
Commercial	—	—	85	44
Real estate – commercial	—	—	—	—
Real estate – residential	—	—	—	—
Construction and development	—	—	—	—
Installment – individuals		5	—	7

Total charge-offs	—	5	85	51

Recoveries:
Commercial	6	47	33	214
Real estate – commercial	—	—	—	—
Real estate – residential	2	16	8	21
Construction and development	—	—	—	—
Installment – individuals	7	11	21	19

Total recoveries	15	74	62	254

Net (recoveries) charge-offs	(15)	(69)	23	(203)

Provision for loan losses	75	75	160	125

Balance at end of period	$4,569	$4,673	$4,569	$4,673

Ratio of net (recoveries) charge-offs to average loans	(0.005)%	(0.03%)	0.01%	(0.08%)
Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. There were two past-due loans totaling $1.7 million that were still accruing interest at June 30, 2007, and $1.9 million at December 31, 2006. One past due loan with a balance of $1.5 million was brought current shortly after the period end. Nonaccrual loans at June 30, 2007 totaled $5.1 million, with balances of $727,000 guaranteed by the Small Business Association (SBA), compared to $1.5 million at December 31, 2006. The largest nonaccrual loan was a real estate secured loan totaling $4.3 million and was placed in nonaccrual due to a collateral deficiency, which the Company expects to remedy by the end of the third quarter. Overall, total nonperforming loans were $6.7 million or 1.47% of total assets at June 30, 2007, compared to $3.6 million or 0.88% of total assets at December 31, 2006.
     The following table presents nonperforming assets by category at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Nonaccrual loans:
Commercial	$752	$1,508
Real estate	4,312	—
Installment – individuals	—	—

Total nonaccrual loans	5,064	1,508

Past-due loans	1,669	1,919
Other real estate owned	—	137

Total nonperforming assets	$6,733	$3,564

Nonperforming assets exclusive of SBA guarantee	$6,006	$2,544
Ratio of nonperforming assets to gross loans	2.10%	1.16%
Ratio of nonperforming assets to total assets	1.47%	0.88%
Allowance for loan losses to nonperforming assets	68%	124%
Assets totaling $14.0 million and $16.4 million at June 30, 2007 and December 31, 2006, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. The classification of monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $1.4 million and $1.0 million as of June 30, 2007 and December 31, 2006, respectively.

Liquidity and Capital Resources
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents increased $31.8 million or 115.3% to a balance of $59.3 million for the period ended June 30, 2007 from a balance of $27.6 million at December 31, 2006. Liquid assets represented 12.9% of total assets at June 30, 2007, as compared to 6.8% of total assets at December 31, 2006.
The Company has additional sources of liquidity available through unpledged investment securities totaling $22.5 million, and unsecured lines of credit available from correspondent banks, which can provide up to $31 million, as well as a credit facility through its membership in the FHLB of Atlanta.
Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Banks continue to be capitalized well in excess of required levels. The following table presents the Company’s and the Banks’ capital position relative to their various minimum statutory and regulatory capital requirements at June 30, 2007. The Company and the Banks are considered “well-capitalized” under regulatory guidelines.

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2007:

Total capital to risk weighted assets:
Consolidated	$35,602	9.84%	$28,945	8.00%		(1)	(1)
ANB	30,893	10.27%	24,060	8.00%	30,075		10.00%
CB&T	8,841	13.65%	5,180	8.00%	6,476		10.00%

Tier 1 capital to risk weighted assets:
Consolidated	31,032	8.58%	14,472	4.00%		(1)	(1)
ANB	27,320	9.08%	12,030	4.00%	18,045		6.00%
CB&T	8,029	12.40%	2,590	4.00%	3,885		6.00%

Tier I capital to average assets:
Consolidated	31,032	7.03%	17,646	4.00%		(1)	(1)
ANB	27,320	7.75%	14,100	4.00%	17,626		5.00%
CB&T	8,029	9.11%	3,526	4.00%	4,407		5.00%

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
Item 2- Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3- Defaults Upon Senior Securities
None

Item 4 - Submission of Matters to Vote of Security Holders
On May 15, 2007, Abigail Adams National Bancorp, Inc. (the Company) held its Annual Meeting of Shareholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified. The votes cast and withheld for each such director was as follows:

	FOR	WITHHELD
A. George Cook	2,768,384	34,202
Jeanne D. Hubbard	2,761,875	40,711
Marshall T. Reynolds	2,655,191	147,395
Marianne Steiner	2,770,660	31,926
Joseph L. Williams	2,745,224	57,362
Bonita A. Wilson	2,759,201	43,385
Douglas V. Reynolds	2,743,137	59,449
Patricia G. Shannon	2,757,059	45,527
Sandra C. Ramsey	2,770,533	32,053
In addition, the Company’s stockholders approved the ratification of the appointment of McGladrey & Pullen, LLP as the Company’s independent certified public accountants for the year ending December 31, 2007, as follows:

FOR	2,755,171	AGAINST	43,812	ABSTAIN	3,603
Item 5 - Other Information
None
Item 6 - Exhibits

(a)	Exhibits

	Exhibit 31.1	Certification of the Chief Executive Officer

	Exhibit 31.2	Certification of the Chief Financial Officer

	Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ABIGAIL ADAMS NATIONAL BANCORP, INC.
Registrant

Date: August 13, 2007	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard
Chairwoman of the Board, President and Director (Principal Executive Officer)