Form 10-Q
period 2007-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2007-11-14
CIK 356809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
As of November 13, 2007, there were issued and outstanding 3,462,569 shares of Registrant’s Common Stock.

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2007 (unaudited) and December 31, 2006
(Dollars in thousands)

	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$13,886	$13,729
Federal funds sold	11,647	8,011
Interest-earning deposits in other banks	13,897	5,823

Total cash and cash equivalents	39,430	27,563
Investment securities available for sale, at fair value	66,026	45,347
Investment securities held to maturity (market values of $14,266 and $17,418 for 2007 and 2006 respectively)	14,386	17,722
Loans	309,118	307,957
Less: allowance for loan losses	(4,706)	(4,432)

Loans, net	304,412	303,525

Premises and equipment, net	5,035	4,904
Other assets	7,487	6,441

Total assets	$436,776	$405,502

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$74,994	$76,887
Interest-bearing deposits	307,281	286,703

Total deposits	382,275	363,590
Short-term borrowings	3,979	2,378
Long-term debt	15,498	6,288
Other liabilities	4,027	3,064

Total liabilities	405,779	375,320

Commitments and contingencies (Note 2)
Stockholders’equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,491,633 shares in 2007 and 3,487,678 shares in 2006; outstanding 3,462,569 shares in 2007 and 3,461,799 shares in 2006	35	35
Additional paid-in capital	25,127	25,123
Retained earnings	6,615	5,868
Less: Treasury stock, 29,064 shares in 2007 and 25,879 shares in 2006, at cost	(255)	(210)
Accumulated other comprehensive loss	(525)	(634)

Total stockholders’ equity	30,997	30,182

Total liabilities and stockholders’ equity	$436,776	$405,502

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
For the Periods Ended September 30, 2007 and 2006
(In thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$6,206	$6,073	$18,991	$16,208
Interest and dividends on investment securities	909	829	2,426	2,295
Other interest income	725	124	1,389	377

Total interest income	7,840	7,026	22,806	18,880

Interest Expense
Interest on deposits	3,516	2,088	9,615	5,389
Interest on short-term borrowings	13	245	94	613
Interest on long-term debt	217	173	581	514

Total interest expense	3,746	2,506	10,290	6,516

Net interest income	4,094	4,520	12,516	12,364
Provision for loan losses	75	75	235	200

Net interest income after provision for loan losses	4,019	4,445	12,281	12,164

Noninterest Income
Service charges on deposit accounts	341	341	1,047	1,036
Other income	88	163	184	496

Total noninterest income	429	504	1,231	1,532

Noninterest Expense
Salaries and employee benefits	1,654	1,655	4,977	4,990
Occupancy and equipment expense	555	576	1,725	1,665
Professional fees	167	140	541	428
Data processing fees	239	249	819	701
Other operating expense	761	750	2,073	1,947

Total noninterest expense	3,376	3,370	10,135	9,731

Income before provision for income taxes	1,072	1,579	3,377	3,965
Provision for income taxes	419	575	1,331	1,520

Net Income	$653	$1,004	$2,046	$2,445

Earnings per share:
Basic	$0.19	$0.29	$0.59	$0.71
Diluted	$0.19	$0.29	$0.59	$0.71
Average common shares outstanding:
Basic	3,463	3,462	3,462	3,462
Diluted	3,467	3,466	3,466	3,466
Dividends per share:	$0.125	$0.125	$0.375	$0.375
See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2007 and 2006
(In thousands except per share data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2005	$35	$24,865	$3,903	($98)	($652)	$28,053
Comprehensive income:
Net income	—	—	2,445	—	—	2,445
Unrealized gains during the period of $56 on investment securities available for sale, net of tax expense of $31	—	—	—	—	25	25

Total comprehensive income						2,470

Dividends declared ($0.375 per share)	—	—	(1,298)	—	—	(1,298)
Final purchase price adjustments related to CB&T acquisition	—	270	—	—	—	270

Balance at September 30, 2006	$35	$25,135	$5,050	($98)	($627)	$29,495

Balance at December 31, 2006	$35	$25,123	$5,868	($210)	($634)	$30,182
Comprehensive income:
Net income	—	—	2,046	—	—	2,046
Unrealized gains during the period of $171 on investment securities available for sale, net of tax expense of $62	—	—	—	—	109	109

Total comprehensive income						2,155

Issuance of shares under stock option program	—	4	—	—	—	4
Acquisition and issuance of shares for ESOP	—	—	—	(45)	—	(45)
Dividends declared (0.375 per share)	—	—	(1,299)	—	—	(1,299)

Balance at September 30, 2007	$35	$25,127	$6,615	($255)	($525)	$30,997

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(In thousands)

	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$2,046	$2,445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	235	200
Depreciation and amortization	355	396
Amortization of deferred loan costs (fees)	83	(415)
Net premium amortization (discount accretion) on investment securities	2	(182)
Loss on the sale of other assets	29	—
Increase in other assets	(793)	(895)
Contribution to pension plan	—	(700)
Increase (decrease) in other liabilities	963	(16)

Net cash provided by operating activities	2,920	833

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	8,000	10,780
Proceeds from maturities of investment securities held to maturity	3,000	—
Proceeds from repayment of mortgage-backed securities available for sale	723	589
Proceeds from repayment of mortgage-backed securities held to maturity	339	177
Proceeds from the sale of other assets	282	—
Purchase of investment securities available for sale	(25,502)	(4,000)
Purchase of investment securities held to maturity	(3,734)	(1,455)
Purchase of FHLB and FRB stock	(1,534)	(2,217)
Redemption of FHLB stock	892	1,590
Net increase in loans	(1,112)	(41,234)
Purchase of premises and equipment, net	(563)	(681)

Net cash used in investing activities	(19,209)	(36,451)

Cash flows from financing activities:
Net decrease in transaction and savings deposits	(1,067)	(5,607)
Net increase in time deposits	19,752	31,236
Net increase in short-term borrowings	1,601	21,770
Proceeds from long term debt	10,000	—
Repayment of long term debt	(790)	(4,692)
Proceeds from issuance of common stock in stock option program	4	—
Purchased treasury stock	(45)	—
Cash dividends paid to common stockholders	(1,299)	(1,298)

Net cash provided by financing activities	28,156	41,409

Net increase in cash and cash equivalents	11,867	5,791
Cash and cash equivalents at beginning of period	27,563	18,549

Cash and cash equivalents at end of period	$39,430	$24,340

Supplementary disclosures:
Interest paid on deposits and borrowings	$9,854	$6,124
Income taxes paid	$1,093	$1,543
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
The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2006, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2006 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2007 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain reclassifications may have been made to amounts previously reported for 2006 to conform with the 2007 presentation.
Note 2 Contingent Liabilities
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes in outstanding commitments or contingent liabilities since December 31, 2006.
Note 3 Earnings per share
Basic earnings per share (“EPS”) computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are determined using the treasury stock method and based upon the weighted average number of shares outstanding during the periods plus the dilutive effect of outstanding stock options and stock performance awards. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2007 and 2006.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Weighted average shares	3,462,569	3,462,129	3,462,174	3,462,129
Effect of dilutive stock options	3,673	3,997	3,816	3,974

Dilutive potential average common shares	3,466,242	3,466,126	3,465,990	3,466,103

Note 4 Securities
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at September 30, 2007 and December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(In thousands)	Cost Basis	Gains	Losses	Value
September 30, 2007:
Investment Securities — available for sale:
U.S. government sponsored agencies and corporations	$51,492	$138	$183	$51,447
Mortgage-backed securities	7,443	—	150	7,293
Corporate securities	1,064	—	154	910
Other debt securities	6,697	31	352	6,376

Total	$66,696	$169	$839	$66,026

Investment Securities — held to maturity:
U.S. government sponsored agencies and corporations	$12,495	$—	$116	$12,379
Mortgage-backed securities	1,891	3	7	1,887

Total	$14,386	$3	$123	$14,266

December 31, 2006:
Investment Securities — available for sale:
U.S. government sponsored agencies and corporations	$33,967	$—	$546	$33,421
Mortgage-backed securities	4,444	—	159	4,285
Corporate securities	1,071	—	122	949
Other debt securities	6,706	32	46	6,692

Total	$46,188	$32	$873	$45,347

Investment Securities — held to maturity:
U.S. government sponsored agencies and corporations	$15,490	$—	$304	$15,186
Mortgage-backed securities	2,232	12	12	2,232

Total	$17,722	$12	$316	$17,418

The Company had no sales of securities in the three and nine months periods ended September 30, 2007 and September 30, 2006.
At September 30, 2007. a portion of our investment securities portfolio had unrealized losses. The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at September 30, 2007 and December 31, 2006, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12 months		existing 12 months or more		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2007:
U.S. government sponsored agencies and corporations	$—	$—	$33,190	$299	$33,190	$299
Mortgage-backed securities	3,677	18	4,244	139	7,921	157
Corporate securities	—	—	910	154	910	154
Other debt securities	4,188	261	909	91	5,097	352

Total	$7,865	$279	$39,253	$683	$47,118	$962

December 31, 2006:
U.S. government sponsored agencies and corporations	$2,990	$6	$44,617	$844	$47,607	$850
Mortgage-backed securities	—	—	5,050	171	5,050	171
Corporate securities	—	—	949	122	949	122
Other debt securities	954	46	—	—	954	46

Total	$3,944	$52	$50,616	$1,137	$54,560	$1,189

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
The Company holds two corporate bonds which are carried at fair value totaling $910,000 with an aggregate unrealized loss of $154,000 at September 30, 2007. The two bonds have had unrealized losses existing for greater than 12 months and were downgraded in 2005 to below investment grade. Interest payments continue to be received as scheduled and the Company has the intent and ability to hold the bonds until their maturity. Based on an evaluation of the creditworthiness of the issuers, the Company believes the issuers will not default and that the Company will recoup the entire principal at maturity; therefore, management did not record any other-than-temporary impairment charges at September 30, 2007 or December 31, 2006.
The other unrealized losses that existed as of September 30, 2007 and December 31, 2006, are a result of market changes in interest rates since the securities’ purchase. This factor, coupled with the fact the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held to maturity and available for sale portfolios are temporary.
Note 5 Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains and losses on pension plan assets and benefit obligations. There were no reclassification adjustments realized in income for gains or losses from components of other comprehensive income in the quarters ending September 30, 2007 and September 30, 2006.
The components of comprehensive income are as follows

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2007	2006	2007	2006

Net income	$653	$1,004	$2,046	$2,445
Unrealized gains on securities	537	523	171	56
Income tax expense	(209)	(213)	(62)	(31)

Total comprehensive income	$981	$1,314	$2,155	$2,470

Note 6 Defined Benefit Pension Plan
CB&T maintains a noncontributory defined benefit pension plan. Pension benefits vest after five years of service and are based on years of service and average final salary. During 1997, CB&T froze the accrual of future service benefits, however, benefits continued to accrue for future compensation adjustments. In 2003, the compensation levels were frozen at current rates for benefit calculation purposes. On January 10, 2007, the CB&T Board of Directors adopted a resolution to terminate the pension plan effective March 31, 2007. All participants became 100% vested on that date. Based on revised actuarial estimates received in November of 2007, the Company does not expect any additional contribution will be required in 2007 to complete the funding of the terminated pension plan.

The components of net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006 are shown in the following table.

	Pension Benefits		Pension Benefits
	Net Periodic Benefit Cost		Net Periodic Benefit Cost
	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	68	68	203	200
Expected return on plan assets	(83)	(72)	(249)	(212)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$(15)	$(4)	$(46)	$(12)

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

	Segment Results and Reconciliation
		Consolidated Bank &			Intercompany
(Dollars in thousands)	Adams National Bank	Trust	Other (1)		Eliminations	Consolidated Totals
For three months ended September 30, 2007:
Interest income	$6,345	$1,495	$—		$—	$7,840
Interest expense	3,175	471	100		—	3,746
Net interest income	3,170	1,024	(100)		—	4,094
Provision for loan losses	75	—	—		—	75
Noninterest income	348	106	789		(814)	429
Noninterest expense	2,229	1,043	129		(25)	3,376
Net income	729	60	653		(789)	653
Assets	342,321	94,123	35,920		(35,588)	436,776
Return on average assets (annualized)	0.77%	0.25%	NM	(2)	—	0.55%
Return on average equity (annualized)	10.71%	2.88%	NM	(2)	—	8.39%
For three months ended September 30, 2006:
Interest income	$5,653	$1,373	$—		$—	$7,026
Interest expense	2,142	254	110		—	2,506
Net interest income	3,511	1,119	(110)		—	4,520
Provision for loan losses	75	—	—		—	75
Noninterest income	329	200	1,168		(1,193)	504
Noninterest expense	2,263	964	168		(25)	3,370
Net income	898	271	1,003		(1,168)	1,004
Assets	305,209	81,077	34,500		(34,260)	386,526
Return on average assets (annualized)	1.20%	1.37%	NM	(2)	—	1.06%
Return on average equity (annualized)	13.70%	13.38%	NM	(2)	—	13.69%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.

	Segment Results and Reconciliation
		Consolidated Bank &			Intercompany
(Dollars in thousands)	Adams National Bank	Trust	Other (1)		Eliminations	Consolidated Totals
For nine months ended September 30, 2007:
Interest income	$18,531	$4,275	$—		$—	$22,806
Interest expense	8,744	1,239	307		—	10,290
Net interest income	9,787	3,036	(307)		—	12,516
Provision for loan losses	225	10	—		—	235
Noninterest income	993	313	2,487		(2,562)	1,231
Noninterest expense	6,643	3,132	435		(75)	10,135
Net income	2,342	145	2,046		(2,487)	2,046
Assets	342,321	94,123	35,920		(35,588)	436,776
Return on average assets (annualized)	0.89%	0.22%	NM	(2)	—	0.62%
Return on average equity (annualized)	11.54%	2.38%	NM	(2)	—	8.92%
For nine months ended September 30, 2006:
Interest income	$15,249	$3,631	$—		$—	$18,880
Interest expense	5,453	733	330		—	6,516
Net interest income	9,796	2,898	(330)		—	12,364
Provision for loan losses	200	—	—		—	200
Noninterest income	1,181	426	2,933		(3,008)	1,532
Noninterest expense	6,454	2,859	493		(75)	9,731
Net income	2,589	344	2,445		(2,933)	2,445
Assets	305,209	81,077	34,500		(34,260)	386,526
Return on average assets (annualized)	1.21%	0.59%	NM	(2)	—	0.90%
Return on average equity (annualized)	13.36%	5.93%	NM	(2)	—	11.44%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.
     Description of significant amounts included in the “Intercompany Eliminations” column in the segment report schedules are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2007	2006	2007	2006
Noninterest income — elimination of parent company’s undistributed earnings from subsidiaries	($814)	($1,193)	($2,562)	($3,008)
Net income — elimination of parent company’s earnings from subsidiaries	($789)	($1,168)	($2,487)	($2,933)
Assets — elimination of parent company’s investment in subsidiaries	($35,588)	($34,260)	($35,588)	($34,260)

	($37,191)	($36,621)	($40,637)	($40,201)

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
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations and cash flows.
In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effects of this statement on its operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Abigail Adams National Bancorp, Inc. (the “Company”) is the parent of The Adams National Bank (“ANB”), a national bank with six full-service branches located in the greater metropolitan Washington, D.C. area and, Consolidated Bank and Trust (“CB&T”), a Virginia chartered commercial bank, with two branches in Richmond and one in Hampton, Virginia. The Company reports its financial results on a consolidated basis with ANB and CB&T.
The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2006.
Results of Operations
Overview
The Company recorded net income of $653,000 for the three months ended September 30, 2007, as compared to $1.0 million for the third quarter of 2006. Net interest income decreased $426,000 or 9.4% and noninterest income decreased $75,000 or 14.9%. The third quarter return on average assets was 0.55% and the return on average equity was 8.39% compared to 1.06% and 13.69%, respectively, for the same period last year. Basic and diluted earnings per share were $0.19 for the third quarter of 2007 and $0.29 for the third quarter of 2006.
The Company recorded $2.0 million in net income for the first nine months of 2007 compared to $2.4 million during the same period in 2006. Although net interest income increased $152,000 or 1.2%, noninterest income decreased $301,000 or 19.6% and noninterest expense increased $404,000 or 4.2%. The year-to-date return on average assets decreased 28 basis points to 0.62% and the return on average equity decreased to 8.92% from 11.44% for the same period in 2006. At September 30, 2007, basic and diluted earnings per share were $0.59 compared to $0.71 at September 30, 2006. Book value per share increased to $8.95 at September 30, 2007 from $8.52 at September 30, 2006. The key components of net income are discussed in the following paragraphs.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended September 30, 2007 decreased 9.4% to $4.1 million from $4.5 million for the third quarter of 2006. Although interest income increased $814,000, interest expense increased by $1.2 million compared to the same period last year. Average loans increased 13.1% to $316.9 million compared to $280.2 million for the third quarter of 2006. The average yield on loans decreased to 7.77% from 8.60% reflecting the increase in nonaccrual loans and related reversals in interest income. Average total investments increased 73.8% to $132.3 million compared to $76.1 million in the prior year period. The yield on average total investments decreased to 4.90%, compared to 4.97% in the third quarter of 2006, reflecting accretion of a discount on investment securities in the third quarter of 2006 which did not recur in the third quarter of 2007.
Funding for earning assets comes from deposits, short and long-term borrowings, and stockholders’ equity. Average interest bearing liabilities increased by $92.1 million or 34.6% in the third quarter of 2007 compared to the third quarter of 2006. The cost of interest-bearing funds increased 41 basis points to 4.15%, as compared to 3.74% for the third quarter of 2006. The increase in the cost of interest-bearing funds reflects deposits bearing higher interest rates.
The net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.62% for the third quarter of 2007, a decrease of 141 basis points from 5.03% for the third quarter of 2006. The net interest rate spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 2.77% for the third quarter of 2007, reflecting a decrease of 131 basis points from the 4.08% reported in the third quarter of 2006. The decline in the net interest margin and spread reflects the higher cost of deposits, as our mix of deposits includes a higher percentage of time deposits, and more competitive pricing of loan products.

Net interest income for the first nine months of 2007 totaled $12.5 million, an increase of $152,000 or 1.2% from $12.4 million for the same period in 2006. The improvement in the year to date net interest income compared to last year was primarily due to the 19.5% increase in the average loan balances. Average earning assets increased 22.5% to $422.0 million from $344.6 million reported last year. Earning assets were funded with a 30.5% increase in the Company’s average interest-bearing liabilities. The net interest spread decreased 82 basis points to 3.09% and the net interest margin decreased 83 basis points to 3.97% for the first nine months of 2007 compared to the same period in 2006. The continued compression in the net interest spread and margin in the first nine months of 2007 reflects competitive pricing of deposits and loans.
The following tables present the average balances, net interest income and interest yields/rates for the third quarter and the year-to-date periods of 2007 and 2006.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended September 30, 2007 and 2006
(Dollars in thousands)

	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income	Average
	Balances	Expense	Rates	Balances	Expense	Rates

Assets
Loans (1)	$316,933	$6,206	7.77%	$280,187	$6,073	8.60%
Investment securities	75,635	909	4.77%	66,465	829	4.95%
Federal funds sold	27,480	354	5.11%	9,130	118	5.13%
Interest-earning bank balances	29,197	371	5.04%	531	6	4.48%

Total earning assets	449,245	7,840	6.92%	356,313	7,026	7.82%

Allowance for loan losses	(4,629)			(4,666)
Cash and due from banks	16,114			12,141
Other assets	11,135			11,132

Total assets	$471,865			$374,920

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$170,089	1,366	3.19%	$138,807	997	2.85%
Certificates of deposit	169,447	2,150	5.03%	97,970	1,091	4.42%
Short term borrowings	3,033	13	1.70%	19,195	245	5.06%
Long-term debt	15,682	217	5.49%	10,207	173	6.72%

Total interest-bearing liabilities	358,251	3,746	4.15%	266,179	2,506	3.74%

Noninterest-bearing deposits	78,015			76,132
Other liabilities	4,738			3,521
Stockholders’ equity	30,861			29,088

Total liabilities and stockholders’ equity	$471,865			$374,920

Net interest income		$4,094			$4,520

Net interest spread			2.77%			4.08%
Net interest margin			3.62%			5.03%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands)

	2007			2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates

Assets
Loans (1)	$315,930	$18,991	8.04%	$264,434	$16,208	8.19%
Investment securities	69,846	2,426	4.64%	69,575	2,295	4.41%
Federal funds sold	18,976	733	5.16%	9,105	327	4.80%
Interest-earning bank balances	17,204	656	5.10%	1,465	50	4.56%

Total earning assets	421,956	22,806	7.23%	344,579	18,880	7.33%

Allowance for loan losses	(4,534)			(4,554)
Cash and due from banks	14,028			12,489
Other assets	10,910			10,228

Total assets	$442,360			$362,742

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$147,037	3,375	3.07%	$137,330	2,664	2.59%
Certificates of deposit	166,836	6,240	5.00%	89,252	2,725	4.08%
Short-term borrowings	4,846	94	2.59%	17,225	613	4.76%
Long-term debt	13,479	581	5.76%	10,726	514	6.41%

Total interest-bearing liabilities	332,198	10,290	4.14%	254,533	6,516	3.42%

Noninterest-bearing deposits	74,912			76,125
Other liabilities	4,583			3,521
Stockholders’ equity	30,667			28,563

Total liabilities and stockholders’ equity	$442,360			$362,742

Net interest income		$12,516			$12,364

Net interest spread			3.09%			3.91%
Net interest margin			3.97%			4.80%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.
Noninterest Income
Total noninterest income consists of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income decreased 14.9% in the third quarter of 2007 to $429,000 from $504,000 reported in the third quarter of 2006. Service charges during the three months of 2007 remained unchanged at $341,000 compared to the same period in 2006. The decrease of $75,000 in other income during the third quarter of 2007 reflected nonrecurring miscellaneous income recorded in the third quarter of 2006. There were no sales of investment securities in the third quarter of 2007 or 2006.
Total noninterest income for the nine months ended September 30, 2007 was $1.2 million, a decrease of $301,000 or 19.6% compared to the same period in 2006. The decrease was due to nonrecurring gains on sale of loans and other miscellaneous items. There were no sales of investment securities in the first nine months of 2007 and 2006.
Noninterest Expense
Noninterest expense for the third quarter of 2007 remained relatively unchanged at $3.4 million compared to the third quarter of 2006.

Total noninterest expense for the nine months ended September 30, 2007 increased $404,000 or 4.2% to $10.1 million from $9.7 million for the same period in 2006. Net occupancy costs increased $60,000. Professional fees increased $113,000 due to increases in legal, audit and consulting fees. Data processing expense increased $118,000 predominately due to data system conversion costs incurred at CB&T during the first half of 2007. Other operating expenses increased $126,000 predominately due to a $43,000 increase in advertising costs and a $55,000 increase in personnel recruitment fees. The Company’s efficiency ratio was 73.7% at September 30, 2007 compared to 70.0% at September 30, 2006.
Income Tax Expense
Income tax expense totaled $419,000 for the third quarter ended September 30, 2007, a decrease of 27.1% from the income tax expense reported for the third quarter of 2006. The decrease in income tax expense was a result of a 32.1% decrease in the Company’s pretax income, as compared to the third quarter of 2006. The effective tax rate for the third quarters of 2007 and 2006 was 39.1% and 36.4%, respectively.
Income tax expense for the first nine months ended September 30, 2007 decreased $189,000 or 12.4% to a total of $1.3 million, compared to the same period in 2006, as a result of a decrease in pretax net income. The Company’s effective tax rate was 39.4%, as compared to 38.3% for the same period in 2006.
Financial Condition
Overview
Total assets were $436.8 million at September 30, 2007, compared to $405.5 million at December 31, 2006, an increase of $31.3 million or 7.7%. The increase in total assets was primarily attributable to an $11.7 million increase in short-term investments and a $17.3 million increase in investment securities. Total liabilities increased $30.5 million from year end primarily due to an $18.7 million increase in deposits and a net increase of $9.2 million in long-term debt. Total stockholders’ equity increased 2.7% to $31.0 million, as compared to $30.2 million at December 31, 2006. The book value per share of common stock issued and outstanding at September 30, 2007 was $8.95, compared to $8.72 at December 31, 2006.
Short-term investments
Short-term investments increased 84.6% from December 2006 due to a $3.6 million increase in federal funds and a $8.1 million increase in interest-earning deposits in other banks.
Investment securities
Investment securities available-for-sale are carried at estimated fair value and totaled $66.0 million at September 30, 2007, increasing $20.7 million or 45.6% since year end. Investment securities classified as held-to-maturity were $14.4 million at September 30, 2007, decreasing $3.3 million or 18.8% from the balance at December 31, 2006.
Loans
Total loans outstanding at September 30, 2007 increased a modest $1.2 million from December 31, 2006 due to significant payoff activity in commercial loans during the third quarter of 2007.
Other assets
Other assets increased $1.0 million from December 31, 2006. FHLB stock increased by $633,000 necessitated by the increase in FHLB borrowings. Prepaid expenses increased $265,000 due to annual renewals of various contracts. Accrued interest increased $183,000 due to the growth in investment securities. Accrued deferred tax assets increased $417,000 due to various tax timing differences. These increases were offset by the sale of other assets owned with a book value of $311,000.
Deposits
Deposits are the Company’s primary source of funds. Total deposits increased $18.7 million during the first nine months of 2007. Noninterest-bearing deposits decreased $1.9 million or 2.5% primarily due to seasonal out flows from several large accounts. Interest-bearing deposits increased $20.6 million or 7.2% from December 31, 2006 predominately due to growth in certificates of deposits of $19.8 million.

Short-term borrowings
Short-term borrowings, consisting of customer repurchase agreements, increased by $1.6 million from December 31, 2006.
Long-term debt
Long-term debt increased $9.2 million during the first nine months of 2007. On March 7, 2007, ANB obtained a FHLB advance in the amount of $10.0 million at a rate of 4.286% due on March 9, 2012. Payments on advances totaled $790,000.
Stockholders’ Equity
Stockholders’ equity at June 30, 2007 was $31.0 million, an increase of $815,000 or 2.7% from December 31, 2006. The increase was primarily due to earnings of $2.0 million, less dividends of $1.3 million paid on the Company’s common stock, a decrease of $109,000 in unrealized losses on available-for-sale investment securities, and an increase of $45,000 in treasury stock resulting from distributions under the Employee Stock Ownership Plan.
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
The ALLL is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. Loans deemed uncollectible are charged against the ALLL and any subsequent recoveries are credited to the ALLL. The provision for loan losses increased for the first nine months of 2007 to a total of $235,000 compared to $200,000 for the same period in 2006. The balance of the ALLL was $4.7 million or 1.52% of total loans at September 30, 2007, compared to $4.4 million or 1.44% of total loans at December 31, 2006. Net loan recoveries were $39,000 in the first nine months of 2007. The current level of the ALLL is intended to address known and inherent losses that are both probable and estimable at September 30, 2007.

The following table presents an analysis of the ALLL for the three and nine months ended September 30, 2007 and 2006.

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$4,569	$4,673	$4,432	$4,345
Loans charged off:
Commercial	—	202	85	246
Real estate — commercial	—	—	—	—
Real estate — residential	—	—	—	—
Construction and development	—	—	—	—
Installment — individuals	9	—	10	8

Total charge-offs	9	202	95	254

Recoveries:
Commercial	57	21	90	236
Real estate — commercial	—	—	—	—
Real estate — residential	2	4	11	24
Construction and development	—	—	—	—
Installment — individuals	12	19	33	39

Total recoveries	71	44	134	299

Net charge-offs (recoveries)	(62)	158	(39)	(45)

Provision for loan losses	75	75	235	200

Balance at end of period	$4,706	$4,590	$4,706	$4,590

Ratio of net (recoveries) charges-offs to average loans	(0.02)%	0.06%	(0.01)%	(0.01)%
Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are 90 days or more delinquent and still accruing interest but are well secured and in the process of collection. There were no past-due loans at September 30, 2007 and $1.9 million at December 31, 2006 that were still accruing interest. There was no other real estate owned at September 30, 2007 and $137,000 at December 31, 2006. Nonaccrual loans at September 30, 2007 totaled $7.0 million, with balances of $716,000 guaranteed by the SBA. Nonaccrual loans at December 31, 2006 totaled $1.5 million, with $1.0 million guaranteed by the SBA. The largest component of the nonaccrual loans included two construction loans totaling $6.2 million.
The following table presents nonperforming assets by category at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$788	$1,508
Real estate	6,202	—

Total nonaccrual loans	6,990	1,508

Past-due loans	—	1,919
Other real estate owned	—	137

Total nonperforming assets	$6,990	$3,564

Nonperforming assets exclusive of SBA guarantee	$6,274	$2,544
Ratio of nonperforming assets to gross loans	2.26%	1.16%
Ratio of nonperforming assets to total assets	1.60%	0.88%
Allowance for loan losses to nonperforming assets	67.3%	124%

Loans totaling $12.2 million and $16.4 million at September 30, 2007 and December 31, 2006, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. The classification of the monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $841,000 and $1.0 million as of September 30, 2007 and December 31, 2006, respectively. The decrease in monitored credits was due to loan payoffs and the placement of loans into nonaccrual status.
Liquidity and Capital Resources
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents increased for the period ended September 30, 2007 to a balance of $39.4 million, from a balance of $27.6 million at December 31, 2006. Liquid assets represented 9.0% of total assets at September 30, 2007, as compared to 6.8% of total assets at December 31, 2006.
The Company has additional sources of liquidity available through unpledged investment securities totaling $35.2 million, and unsecured lines of credit available from correspondent banks, which can provide up to $26.0 million, as well as a credit facility through its membership in the FHLB of Atlanta.
Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Banks continue to be capitalized well in excess of required levels. The following table presents the Company’s and the Banks’ capital position relative to their various minimum statutory and regulatory capital requirements at September 30, 2007. The Company and the Banks are considered “well-capitalized” under regulatory guidelines.

					Minimum To Be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2007:

Total capital to risk weighted assets:
AANB Consolidated	$35,650	10.16%	$28,080	8.00%		(1)
ANB	30,981	10.82%	22,913	8.00%	28,642		10.00%
CB&T	8,900	13.86%	5,137	8.00%	6,421		10.00%

Tier 1 capital to risk weighted assets:
AANB Consolidated	31,258	8.91%	14,040	4.00%		(1)
ANB	27,399	9.57%	11,457	4.00%	17,185		6.00%
CB&T	8,095	12.61%	2,568	4.00%	3,852		6.00%

Tier I capital to average assets:
AANB Consolidated	31,258	6.63%	18,864	4.00%		(1)
ANB	27,399	7.27%	15,076	4.00%	18,845		5.00%
CB&T	8,095	8.59%	3,771	4.00%	4,713		5.00%

(1)	The Company is not subject to this requirement

Forward Looking Statements
When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to various market risks in the normal course of conducting its business. Market risk is the potential loss arising from adverse changes in interest rates, prices, and liquidity. The Company has established the Asset/Liability Committee (“ALCO”) to monitor and manage those risks. ALCO meets periodically and is responsible for approving asset/liability policies, formulating and implementing strategies to improve balance sheet and income statement positioning, and monitoring the interest rate sensitivity. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities). These simulations provide a test for embedded interest rate risk and takes into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors. The results are compared to risk tolerance limits set by ALCO policy. Based on the Company’s most recent interest rate sensitivity analysis, the impact to the net interest income and economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is low. There has been no material change in market risk as previously disclosed in the Company’s 2006 Annual Report to Stockholders.
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

PART II.
Item 1 — Legal Proceedings
     None
Item 1A — Risk Factors
     There have been no material changes in risk factors as previously disclosed in response to Item 1A. to Part 1 of the Form 10-K filed by the registrant for fiscal year ended December 31, 2006.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3 — Defaults Upon Senior Securities
     None
Item 4 — Submission of Matters to Vote of Security Holders
     None
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
ABIGAIL ADAMS NATIONAL BANCORP, INC.
Registrant

Date: November 13, 2007	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard
Chairwoman of the Board, President and Director (Principal Executive Officer)