Form 10-K
period 2007-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2008-03-31
CIK 356809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal ended December 31, 2007.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to                     .
Commission file number: 000-10971
ABIGAIL ADAMS NATIONAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1508198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1130 Connecticut Avenue, NW Washington, DC	20036

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (202) 772-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, as reported by the Nasdaq Global Market, was approximately $33.8 million.
As of March 28, 2008, there were outstanding 3,462,569 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
     (1) Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).
     (2) Annual Report to Stockholder (Part II and IV).

PART I

Item 1.	Business.
General
     Abigail Adams National Bancorp, Inc. (the “Company”) is a Delaware-chartered bank holding company which conducts business through its two wholly-owned bank subsidiaries, The Adams National Bank (“ANB”) and Consolidated Bank & Trust Company (“CBT”) (collectively, the “Banks”). ANB serves the nation’s capital through six full-service offices located in Washington, D.C. and Maryland. CBT serves the Richmond and Hampton, Virginia market areas through three full service offices. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and ANB is regulated by the Office of the Comptroller of the Currency. CBT is regulated by the Federal Reserve Board and the Bureau of Financial Institutions of the Commonwealth of Virginia (“Bureau of Financial Institutions”). The Company’s assets consist primarily of its ownership in the shares of the Banks’ common stock and cash it receives from the Banks in the form of dividends or other capital distributions. At December 31, 2007, the Company had consolidated assets of $445.9 million, deposits of $386.9 million and shareholders’ equity of $31.4 million. Each of the Banks exceed all applicable regulatory capital requirements. See “Supervision and Regulation.”
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
Lending Activities
     The Banks provide a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofit organizations and other organizations. These services include, but are not limited to, commercial business loans, commercial real estate loans, renovation and mortgage loans, SBA loans, loan participations, consumer loans, revolving lines of credit and letters of credit. Consumer lending primarily consists of personal loans made on a direct, secured basis. Real estate loans are originated primarily for commercial purposes. To a lesser extent, the Banks originate construction loans. The Banks offer loans which have fixed rates, as well as loans with rates which adjust periodically. At December 31, 2007, approximately $98.9 million or 32.1% of the Banks’ total loan portfolio consisted of loans with adjustable rates.
     The Banks provide financing to nonprofit organizations for construction and renovation of local headquarters, working capital lines of credit and equipment financing. Current nonprofit customers of the Banks include organizations which focus on issues relating to children’s rights, community housing, religion, education and health care.
     Commercial and real estate lending is performed by the ANB and CBT Lending Divisions, which are comprised of 15 loan officers, 11 of which are ANB loan officers. The loan support staff includes the Loan Operations and Administration staff of 17, who are responsible for preparing loan documents, recording and processing new loans and loan payments, ensuring compliance with regulatory requirements, and working with the Lending Divisions, in order to ensure the timely receipt of all initial and ongoing loan documentation and the prompt reporting of any exceptions. Credit analysis on loans is performed by the individual loan officers, using a credit analysis computer program, which provides not only the flexibility necessary to analyze loans but also the structure to ensure that all documentation requirements are appropriately met.
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

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Commercial business	$38,606	$39,323	$39,876	$28,756	$31,979
Real estate:
Commercial mortgage	128,320	136,540	124,578	90,477	81,001
Residential mortgage	67,375	55,860	48,489	49,737	34,184
Construction and land development	70,798	73,986	33,844	10,676	8,529
Installment to individuals	2,716	2,714	2,057	958	659

Total loans	307,815	308,423	248,844	180,604	156,352
Less: net deferred loan fees	(332)	(466)	(557)	(332)	(318)

Total, net	$307,483	$307,957	$248,287	$180,272	$156,034

     For further information regarding the Banks’ loan portfolio composition, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 5 to the Notes to the Consolidated Financial Statements.
Commercial Business Lending
     The Banks provide a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Banks have collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one year to five years. These loans often require that borrowers maintain deposits with the Banks as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 2007, commercial loans totaled $38.6 million, the largest of which had a principal balance of $4.0 million, and at December 31, 2007 was performing in accordance with its terms.
     The Banks also offer Small Business Administration (“SBA”) guaranteed loans, which provide better terms and more flexible repayment schedules than conventional financing. SBA loans are guaranteed up to a maximum of 85% of the loan’s balance. As lending requirements of small businesses grow to exceed either Bank’s lending limit, the Banks have the ability to sell participations in these larger loans to other financial institutions on a servicing retained basis. The Banks believe that such participations will help to preserve lending relationships while providing a high level of customer service. At December 31, 2007, SBA-guaranteed loans totaled $4.6 million.
Real Estate Lending
     At December 31, 2007, the Banks’ real estate loan portfolio consisted of commercial real estate mortgages totaling $128.3 million, and residential real estate mortgages totaling $67.4 million. Commercial real estate loans are generally for terms of five years and amortize over a 15- and 25-year period. Commercial real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. In underwriting commercial real estate loans, the Banks consider the borrower’s overall creditworthiness and capacity to service debt, secondary sources or repayment and any additional collateral or credit enhancements. Our largest commercial real estate loan had a principal balance of $3.7 million at December 31, 2007 and was secured by a first deed of trust. At December 31, 2007 this loan was performing in accordance with its terms.
     Residential real estate loans are generally originated for terms of five years, amortize over a 25 year period, with a balloon payment at the term end. Residential real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. Our largest residential real estate loan had a principal balance of $4.3 million at December 31, 2007. At December 31, 2007 this loan was performing in accordance with its terms. The underwriting for a residential real estate loan is the same as for a commercial real estate loan.

     The majority of the $70.8 million in construction and land development loans at December 31, 2007 are primarily for construction and renovation of commercial real estate properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending involves significant additional risks, as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers. The payment experience on such loans is typically dependent on the successful operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Banks limit the aggregate amount of outstanding construction loans to one borrower, and generally make such loans only in their market area and to borrowers with which the Banks have substantial experience or who are otherwise well known to the Banks. It is the Banks’ current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Banks also obtain appraisals on each property in accordance with applicable regulations.
Consumer Lending
     The Banks’ consumer lending includes loans for motor vehicles, and small personal credit lines. Consumer loans generally involve more risk than residential real estate mortgage and commercial real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower’s continuing financial stability. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Banks consider the borrower’s credit history, an analysis of the borrower’s income, expenses and ability to repay the loan and the value of the collateral. At December 31, 2007, consumer loans totaled $2.7 million.
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
     Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. At December 31, 2007, the Banks had nonperforming assets of $12.3 million and a ratio of nonperforming assets to total assets of 2.76%.
     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, including among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowance for loan losses and valuation of other real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2007, the total allowance was $4.2 million, which amounted to 1.37% of total loans and 34.17% of nonperforming assets. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for probable loan losses.

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

	At December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to total		to total		to total		to total		to total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Balance at end of period applicable to:
Commercial business	$952	12.5%	$1,078	12.7%	$1,799	16.0%	$720	15.9%	$740	20.5%
Real estate-mortgages	3,235	86.6	3,334	86.4	2,418	83.2	1,826	83.6	1,372	79.1
Installment	15	0.9	20	0.9	60	0.8	12	0.5	7	0.4
Unallocated	—	—	—	—	68	—	—	—	—	—

Total allowance for loan losses	$4,202	100.0%	$4,432	100.0%	$4,345	100.0%	$2,558	100.0%	$2,119	100.0%

     For the year ended December 31, 2007, gross interest income which would have been recorded had the nonaccruing loans of $8.8 million been current in accordance with their original terms amounted to $649,000. We did not include any interest income on such loans for the year ended December 31, 2007. For further information regarding the Banks’ allowance for loan losses and asset quality see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 5 to the Notes to the Consolidated Financial Statements.
Investment Activities
     The Banks’ investment portfolio consists of obligations of U.S. Government sponsored agencies and corporations, U.S. Treasuries, mortgage-backed securities, corporate debt securities, and marketable equity securities. At December 31, 2007, investment securities totaled $79.7 million of which $66.4 million were classified as available for sale. Total investment securities classified as held to maturity were $13.3 million at December 31, 2007. For further information regarding the Banks’ investments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Investments” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 4 to the Notes to the Consolidated Financial Statements.
     Investment Portfolio. At December 31, 2007, the market value of our investment securities and interest earning deposits was approximately $100.0 million. The following tables set forth the carrying value of our investments at the dates indicated.

	At December 31,
	2007	2006	2005
		(In thousands)

U.S. Government and agency obligations	$64,481	$48,911	$54,464
U.S. treasuries	—	—	998
Mortgage-backed securities	8,902	6,517	6,118
Corporate debt securities	5,600	6,634	7,529
Marketable equity securities	718	1,007	1,007
Interest-earning deposits	20,380	5,823	441

Total investments	$100,081	$68,892	$70,557

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
     The Banks’ deposits totaled $386.9 million at December 31, 2007. Demand deposits totaled $74.8 million and comprised 19.3% of total deposits. Savings, NOW, and money market accounts totaled $142.8 million and comprised 36.9% of total deposits. Certificates of deposit were 43.8% of the total deposits for a balance of $169.3 million. For further information regarding the Banks’ deposits see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Deposits” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Note 8 to the Notes to the Consolidated Financial Statements.
     As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $69.9 million. The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007. These deposits represented 18.1% of our total deposits at December 31, 2007.

Remaining Maturity	Amount
(In thousands)
Three months or less	$16,771
Three through six months	22,134
Six through twelve months	15,690
Over twelve months	15,332

Total	$69,927

Borrowed Funds
     The Company’s short-term borrowings consist of securities sold under repurchase agreements totaling $8.5 million at December 31, 2007. Long-term debt consists of a term note and term advances from the FHLB at an average rate of 5.62% at December 31, 2007. Long-term debt totaled $15.1 million at December 31, 2007. For further information regarding the Banks’ borrowed funds see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Borrowed Funds” in the Annual Report to Shareholders filed as Exhibit 13 to the Annual Report on Form 10-K and Notes 11 and 12 to the Notes to the Consolidated Financial Statements.
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
Employees
     At December 31, 2007, the Company employed 107 people on a full time basis. The employees are not represented by a union and management believes that its relations with its employees are good.
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
     Under Federal Reserve Board policy, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both. This doctrine has become known as the “source of strength” doctrine. The validity of the source of strength doctrine has been and is likely to continue to be the subject of litigation-until definitively resolved by the courts or by Congress.
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
     CBT is a Virginia chartered bank and a member of the Federal Reserve System, and its depositors are insured by the FDIC. The Federal Reserve and the Virginia State Corporation Commission and its Bureau of Financial Institutions regulate and monitor CBT’s operations. CBT is required to file with the Federal Reserve quarterly financial reports on the financial condition and performance of the organization. The Federal Reserve and State conduct periodic onsite and offsite examinations of CBT. CBT must comply with a wide variety of reporting requirements and banking regulations. The laws and regulations governing CBT generally have been promulgated to protect depositors and the deposit insurance funds and not to protect various shareholders.
     Deposit accounts in the Banks are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self- directed retirement accounts. The Banks’ deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.
     The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the year ending December 31, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation to the Banks of $43,000. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

     Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for all domestic deposits maintained at an institution.
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
Capital Standards
     The Federal Reserve Board and the OCC have adopted risk-based minimum capital rules intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, and those which are recorded as off balance sheet items. Under these rules, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

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
     The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization’s financial condition. Factors which are not evaluated include (i) overall interest rate exposure; (ii) quality and level of earnings; (iii) investment or loan portfolio concentrations; (iv) quality of loans and investments; (v) the effectiveness of loan and investment policies; (vi) certain risks arising from nontraditional activities and (vii) management’s overall ability to monitor and control other financial and operating risks, including the risks presented by concentrations of credit and nontraditional activities. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets. Market risk of a banking organization—risk of loss stemming from movements in market prices—is not evaluated under the current risk-based capital ratio analysis (and is therefore analyzed by the bank regulators through a general assessment of an organization’s capital adequacy) unless trading activities constitute 10% of $1 billion or more of the assets of such organization. Such an organization (unless exempted by the banking regulators) and certain other banking organization designated by the banking regulators must include in their risk-based capital ratio analysis charges for, and hold capital against, general market risk of all positions held in their trading account and of foreign exchange and commodity positions wherever located, as well as against specific risk of debt and equity positions located in their trading account. Currently, the Company does not calculate a risk-based capital charge for its market risk.
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
The USA PATRIOT Act
     The USA PATRIOT Act, which was signed into law on October 26, 2001, gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Financial institutions, such as the Bank, have been subject to a federal anti-money laundering obligation for years. The USA PATRIOT Act has no material adverse impact on the Banks’ operations.
Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit service being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”), subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

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
     Although we have incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, such compliance has not had a material impact on our results of operations or financial condition to date. However, the Company expects audit costs will increase in the future as it complies with the SEC’s requirement that auditors must provide an attestation of management’s report on internal control over financial reporting. On January 31, 2008, the SEC proposed a one-year extension of the auditor attestation requirement for smaller public companies. Under the extension, the Company would be required to have the auditor attestation beginning with the year ending December 31, 2009.
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
     Abigail Adams National Bancorp, Inc.’s Commercial Real Estate and Commercial Business Loans Expose it to Increased Lending Risks.
     At December 31, 2007, the Company’s portfolio of commercial real estate loans totaled $128.3 million, and commercial business loans totaled $38.6 million. These two categories of loans represent 54.2% of the Company’s loan portfolio. The Company plans to continue its emphasis on the origination of these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Company’s borrowers have more than one commercial real estate or commercial business loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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
     Changes in Interest Rates Could Adversely Affect Abigail Adams National Bancorp, Inc.’s Results of Operations and Financial Condition.
     The Company’s results of operations and financial condition are significantly affected by changes in interest rates. The Company’s results of operations depend substantially on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. At December 31, 2007, the Company’s interest rate risk profile indicated that net interest income would increase in a rising interest rate environment, but would decrease in a declining interest rate environment.

     Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular the Company’s securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2007, the Company’s available for sale securities totaled $66.4 million. Decreases in the fair value of securities available for sale could have an adverse effect on shareholders’ equity or earnings.
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

Location	Expiration of Lease

1501 K Street, N.W.	2012
50 Massachusetts Avenue, N.E.	2008
Union Station ATM	2009
Union Station ATM	2009
802 7th Street, N.W.	2012
1729 Wisconsin Avenue, N.W.	2008
1604 17th Street, N.W.	2016
1130 Connecticut Avenue, N.W.	2012
8121 Georgia Avenue	2008
1627 K Street, N. W.	2012
5214 Chamberlayne Avenue	2008
     In 2007, the Company and the Banks incurred rental expense on leased real estate of approximately $1.1 million. The Company considers all of the properties leased by the ANB and CBT to be suitable and adequate for their intended purposes. At December 31, 2007, the book value of the Banks’ premises and equipment was $5.0 million.

Item 3.	Legal Proceedings.
     Although the Banks, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company, ANB and CBT are a party or to which any of their property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders.
     None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The Company’s Common Stock is currently listed on the Nasdaq Global Market under the symbol “AANB,” and there is an established market for such common stock.
     The following table sets forth the range of the high and low sales prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by the Nasdaq Global Market.

	Prices of Common Stock
Calendar Quarter Ended	High	Low	Dividends Paid

March 31, 2007	$14.39	$13.31	$0.125
June 30, 2007	14.34	13.50	0.125
September 30, 2007	14.00	13.42	0.125
December 31, 2007	13.91	10.37	0.125
March 31, 2006	14.40	12.85	0.125
June 30, 2006	14.45	12.87	0.125
September 30, 2006	14.45	13.50	0.125
December 31, 2006	13.90	13.20	0.125
     As of December 31, 2007, the Company had 845 shareholders of record, and there were 3,462,569 shares outstanding. Please see “Item 1. Business—Supervision and Regulation—Restrictions on Transfers of Funds to the Company by the Banks” for a discussion of restrictions on the ability of the Banks to pay the Company dividends.
     The Company did not have any common stock repurchase activity during the fourth quarter of 2007.
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights.	rights.	reflected in column (a)).
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	170,156
Equity compensation plans not approved by security holders	9,818	$5.21	—
Total	9,818	$5.21	170,156
     The Company adopted a non-statutory stock option plan (2000 Stock Option Plan) on February 15, 2000 that was not submitted for approval to the shareholders. A total of 30,250 shares of common stock were authorized for issuance to key employees and non-employee directors. All options were granted at an exercise price of $5.21 per share, representing 90% of the fair market value of the Company’s common stock at the date of the grant. The options vested over three years and expire after ten years from the date of grant. As of December 31, 2007, 19,676 options have been exercised and 756 options have been forfeited in the 2000 Stock Option Plan.
     Please see the Annual Report to Shareholders, which is filed as Exhibit 13 hereto for the stock performance graph.

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

Item 9A (T)	Controls and Procedures
     (a) Management’s Report on Internal Control Over Financial Reporting
     Management’s Annual Report on Internal Control over Financial Reporting is included in Exhibit 13 and is incorporated by reference herein. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     (b) Changes in internal controls over financial reporting.
     There were no significant changes made in our internal controls during the fourth quarter of 2007 or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 9B.	Other Information.
     None

PART III
     Except as set forth below, the information called for by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by the Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.
     The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Company’s website at www.adamsbank.com.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
     (a)(1) Financial Statements
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets, December 31, 2007 and 2006

•	Consolidated Statements of Income Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Changes in Shareholders’ Equity Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows Years Ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements
     (a)(2) Financial Statement Schedule
     No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
     (a)(3) Exhibits

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

3.3	Amendment to the By-laws of the Company (4)

Exhibit
Number	Description of Exhibit

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (5)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (6)

4.2	Form of Common Stock Certificate of the Company (7)

10.1	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (8)

13	Annual Report to Shareholders

14	Code of Ethics (9)

21	Subsidiaries of the Registrant (10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 18, 2007.

(5)	Incorporated by reference to Exhibits 1-3 to the Company’s Registration Statement on Form 8-A dated April 12, 1994.

(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated April 22, 2005.

(8)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(9)	Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     (b) See the exhibits filed under Item 15(a)(3)

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ABIGAIL ADAMS NATIONAL BANCORP, INC.
Date: March 28, 2008	By:	/s/ Jeanne D. Hubbard
Jeanne D. Hubbard, Chairwoman of the Board,
President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jeanne D. Hubbard	By:	/s/ Karen E. Troutman

	Jeanne D. Hubbard, Chairwoman of the Board, President and Chief Executive Officer		Karen E. Troutman, Principal Financial and Accounting Officer

Date: March 28, 2008		Date: March 28, 2008

By:	/s/ A George Cook.	By:	/s/ Patricia G. Shannon

	A. George Cook, Director		Patricia G. Shannon, Director

Date: March 28, 2008		Date: March 28, 2008

By:	/s/ Marianne Steiner	By:	/s/ Douglas V. Reynolds

	Marianne Steiner, Director		Douglas V. Reynolds, Director

Date: March 28, 2008		Date: March 28, 2008

By:	/s/ Joseph L. Williams	By:	/s/ Marshall T. Reynolds

	Joseph L. Williams, Director		Marshall T. Reynolds, Director

Date: March 28, 2008		Date: March 28, 2008

By:	/s/ Bonita A. Wilson	By:	/s/ Sandra C, Ramsey

	Bonita A. Wilson, Director		Sandra C. Ramsey, Director

Date: March 28, 2008		Date: March 28, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

3.3	Amendment to the By-laws of the Company (4)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (5)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (6)

4.2	Form of Common Stock Certificate of the Company (7)

10.1	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (8)

13	Annual Report to Shareholders

14	Code of Ethics (9)

21	Subsidiaries of the Registrant (10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(4)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 18, 2007.

(5)	Incorporated by reference to Exhibits 1-3 to the Company’s Registration Statement on Form 8-A dated April 12, 1994.

(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated April 22, 2005.

(8)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(9)	Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     (b) See the exhibits filed under Item 15(a)(3)