Form 10-Q
period 2008-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2008-05-15
CIK 356809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of May 14, 2008, there were outstanding 3,463,569 shares of Registrant’s Common Stock.

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2008 (unaudited) and December 31, 2007
(Dollars in thousands)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$15,690	$15,567
Federal funds sold	4,015	12,816
Interest-earning deposits in other banks	5,355	20,380

Total cash and cash equivalents	25,060	48,763

Investment securities available for sale, at fair value	68,084	66,392
Investment securities held to maturity, at amortized cost (market values of $7,687 and $13,269 for 2008 and 2007, respectively)	7,638	13,309

Loans	318,216	307,483
Less: allowance for loan losses	(4,414)	(4,202)

Loans, net	313,802	303,281

Premises and equipment, net	5,135	4,985
Other assets	9,438	9,145

Total assets	$429,157	$445,875

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$65,246	$74,833
Interest-bearing deposits	306,491	312,109

Total deposits	371,737	386,942
Short-term borrowings	6,572	8,494
Long-term debt	15,115	15,120
Other liabilities	3,711	3,880

Total liabilities	397,135	414,436

Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,492,633 shares in 2008 and 3,491,633 in 2007; outstanding 3,463,569 shares in 2008 and 3,462,569 in 2007	35	35
Additional paid-in capital	25,132	25,127
Retained earnings	7,327	7,196
Treasury stock, 29,064 shares in 2008 and 2007, at cost	(255)	(255)
Accumulated other comprehensive loss	(217)	(664)

Total stockholders’ equity	32,022	31,439

Total liabilities and stockholders’ equity	$429,157	$445,875

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2008 and 2007
(Dollars in thousands except per share data)

	2008	2007
Interest Income
Interest and fees on loans	$5,533	$6,402
Interest and dividends on investment securities, taxable	963	715
Other interest income	209	190

Total interest income	6,705	7,307

Interest Expense
Interest on deposits	2,620	2,918
Interest on short-term borrowings	63	64
Interest on long-term debt	182	142

Total interest expense	2,865	3,124

Net interest income	3,840	4,183
Provision for loan losses	105	85

Net interest income after provision for loan losses	3,735	4,098

Noninterest Income
Service charges on deposit accounts	332	362
Other income	75	48

Total noninterest income	407	410

Noninterest Expense
Salaries and employee benefits	1,692	1,693
Occupancy and equipment expense	610	570
Professional fees	165	170
Data processing fees	177	283
Other operating expense	579	652

Total noninterest expense	3,223	3,368

Income before provision for income taxes	919	1,140
Provision for income taxes	355	458

Net Income	$564	$682

Earnings per share:
Basic	$0.16	$0.20
Diluted	$0.16	$0.20
Average common shares outstanding:
Basic	3,462,580	3,461,799
Diluted	3,465,615	3,465,739
Dividends per share:	$0.125	$0.125
See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2007 and 2008
(In thousands except per share data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2006	$35	$25,123	$5,868	$(210)	$(634)	$30,182
Comprehensive income:
Net income	—	—	682	—	—	682
Unrealized gains during the period of $59 on investment securities available for sale, net of tax expense of $23	—	—	—	—	36	36

Total comprehensive income						718

Dividends declared ($0.125 per share)	—	—	(433)	—	—	(433)

Balance at March 31, 2007	$35	$25,123	$6,117	$(210)	$(598)	$30,467

Balance at December 31, 2007	$35	$25,127	$7,196	$(255)	$(664)	$31,439
Comprehensive income:

Net income	—	—	564	—	—	564
Unrealized gains during the period of $734 on investment securities available for sale, net of tax expense of $287	—	—	—	—	447	447

Total comprehensive income						1,011

Dividends declared ($0.125 per share)	—	—	(433)	—	—	(433)
Issuance of shares under stock option program	—	5	—	—	—	5

Balance at March 31, 2008	$35	$25,132	$7,327	$(255)	$(217)	$32,022

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(In thousands)

	2008	2007
Cash flows from operating activities:
Net income	$564	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	85
Depreciation	153	138
Net amortization (accretion) of deferred loan costs and fees	25	(136)
Net accretion of purchase accounting adjustments	(31)	(25)
Gain on sale of guaranteed portion of SBA loans	(19)	—
Net discount accretion on investment securities	—	(2)
Loss on sale of foreclosed and other assets	—	42
Increase in other assets	(124)	(370)
(Decrease) increase in other liabilities	(169)	1,287

Net cash provided by operating activities	504	1,701

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	7,500	2,000
Proceeds from maturities of investment securities available for sale	22,500	3,000
Proceeds from repayment of mortgage-backed securities held to maturity	432	232
Proceeds from repayment of mortgage-backed securities available for sale	184	231
Proceeds from the sale of foreclosed and other assets	—	132
Purchase of investment securities held to maturity	(2,011)	—
Purchase of investment securities available for sale	(23,892)	(5,500)
Purchase of FHLB and FRB stock	(1,006)	(1,534)
Redemption of FHLB stock	939	892
Net increase in loans	(10,697)	(4,758)
Purchase of collateral and build out costs of foreclosed assets	(294)	—
Purchase of premises and equipment, net	(302)	(112)

Net cash used in investing activities	(6,647)	(5,417)

Cash flows from financing activities:
Net decrease in transaction and savings deposits	(14,320)	(17,585)
Net (decrease) increase in time deposits	(885)	17,549
Net (decrease) increase in short-term borrowings	(1,922)	2,608
Proceeds from long-term debt	5,000	10,000
Repayment of long-term debt	(5,005)	(233)
Proceeds from issuance of stock under stock option plan	5	—
Cash dividends paid to common stockholders	(433)	(433)

Net cash (used in) provided by financing activities	(17,560)	11,906

Net (decrease) increase in cash and cash equivalents	(23,703)	8,190
Cash and cash equivalents at beginning of period	48,763	27,563

Cash and cash equivalents at end of period	$25,060	$35,753

Supplementary disclosures:
Interest paid on deposits and borrowings	$2,712	$2,714
Income taxes paid	450	255
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
The Company prepares its condensed consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2007, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2007 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2008 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications may have been made to amounts previously reported for 2007 to conform with the 2008 presentation.
Note 2 Contingent Liabilities
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes since December 31, 2007.
Note 3 Earnings per Share
The basic earnings per share (“EPS”) computation is based upon the weighted average number of shares outstanding during the period. The diluted earnings per share computations are determined using the treasury stock method and based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS for the quarters ended March 31, 2008 and 2007.

	For the three months ended
	March 31,
	2008	2007
Weighted average shares	3,462,580	3,461,799
Effect of dilutive stock options	3,035	3,940

Dilutive potential average common shares	3,465,615	3,465,739

Note 4 Securities
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at March 31, 2008 and December 31, 2007 are as follows:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
March 31, 2008:
Investment Securities – available for sale:
US government sponsored agencies and corporations	$46,202	$684	$21	$46,865
Mortgage-backed securities	12,623	93	44	12,672
Municipal securities	953	—	13	940
Corporate debt securities	7,745	15	945	6,815
Marketable equity securities	1,004	—	212	792

Total	$68,527	$792	$1,235	$68,084

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$6,011	$12	$—	$6,023
Mortgage-backed securities	1,627	37	—	1,664

Total	$7,638	$49	$—	$7,687

December 31, 2007:
Investment Securities – available for sale:
U.S. government sponsored agencies and corporations	$52,709	$308	$34	$52,983
Mortgage-backed securities	7,105	50	64	7,091
Corporate debt securities	6,750	29	1,179	5,600
Marketable equity securities	1,005	—	287	718

Total	$67,569	$387	$1,564	$66,392

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$11,498	$—	$57	$11,441
Mortgage-backed securities	1,811	20	3	1,828

Total	$13,309	$20	$60	$13,269

The Company had no sales of securities in the periods ended March 31, 2008 or March 31, 2007.
At March 31, 2008 a portion of our investment securities portfolio had unrealized losses. The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at March 31, 2008 and December 31, 2007, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12 months		existing 12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

March 31, 2008:
U.S. government sponsored agencies and corporations	$3,979	$21	$—	$—	$3,979	$21
Mortgage-backed securities	4,887	24	1,790	20	6,677	44
Municipal securities	940	13	—	—	940	13
Corporate debt securities	3,365	310	2,425	635	5,790	945
Marketable equity securities	—	—	792	212	792	212

Total	$13,171	$368	$5,007	$867	$18,178	$1,235

December 31, 2007:
U.S. government sponsored agencies and corporations	$999	$1	$19,407	$90	$20,406	$91
Mortgage-backed securities	—	—	4,046	67	4,046	67
Corporate debt securities	2,981	697	1,580	482	4,561	1,179
Marketable equity securities	718	287	—	—	718	287

Total	$4,698	$985	$25,033	$639	$29,731	$1,624

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
The Company had four corporate debt securities and one marketable equity security which have been valued below cost for greater than 12 months. Two corporate debt securities, carried at fair value totaling $775,000 with an aggregate unrealized loss of $284,000 at March 31, 2008, were downgraded in 2005 to below investment grade. The other two corporate debt securities, carried at fair value of $1.7 million with an unrealized loss of $351,000, currently have Moody ratings of A1 and Aa3 and Standard and Poors ratings of A and A+. The marketable equity security, carried at fair value of $792,000 with an unrealized loss of $212,000, currently has a Moody’s rating of Aa3 and a Standard and Poors rating of A. Interest payments continue to be received as scheduled and the Company has the intent and ability to hold these securities until their maturity or recovery. Based on an evaluation of the creditworthiness of the issuers, the Company believes the issuers will not default and that the Company will receive all contractual interest payments and the entire principal at maturity; therefore, management did not record any other-than-temporary impairment charge at March 31, 2008 or at December 31, 2007.
The other unrealized losses that existed as of March 31, 2008 and December 31, 2007, are a result of market changes in interest rates since the securities’ purchase. This factor, coupled with the fact the Bank has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held to maturity and available for sale portfolios are temporary.
Note 5 Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains and losses on pension plan assets and benefit obligations. There were no reclassification adjustments realized in income for gains or losses from components of other comprehensive income in the quarters ending March 31, 2008 and March 31, 2007.
The components of accumulated other comprehensive income, included in stockholders’equity, are as follows:

	March 31,	March 31,
(In thousands)	2008	2007
Net unrealized losses on securities available for sale	$(443)	$(782)
Tax effect	197	314

Net-of-tax amount	(246)	(468)

Net unrealized gains (losses) on pension plan assets and benefit obligations	43	(198)
Tax effect	(14)	68

Net-of-tax amount	29	(130)

Total accumulated other comprehensive Income	$(217)	$(598)

Note 6 Segments
Management regularly reviews the performance of the Company’s operations on a reporting basis by legal entity. The Company has two operating segments comprised of its subsidiaries, ANB and CB&T, for which there is discrete financial information available. Both segments are engaged in providing financial services in their respective market areas and are similar in each of the following: the nature of their products, services, and processes; type or class of customer for their products and services; methods used to distribute their products or provide their services; and the nature of the banking regulatory environment. The parent company is deemed to represent an overhead function rather than an operating segment and its financial information is presented as the “Other” category in the schedule below.

	Segment Results and Reconciliation
	The Adams	Consolidated		Intercompany	Consolidated
(Dollars in thousands)	National Bank	Bank & Trust	Other (1)	Eliminations	Totals
For three months ended March 31, 2008:
Interest income	$5,364	$1,341	$—	$—	$6,705
Interest expense	2,409	386	70	—	2,865
Net interest income (loss)	2,955	955	(70)	—	3,840
Provision for loan losses	90	15	—	—	105
Noninterest income	330	103	689	(715)	407
Noninterest expense	2,148	959	141	(25)	3,223
Net income	632	57	564	(689)	564
Assets	341,164	87,582	37,057	(36,646)	429,157
Return on average assets (annualized)	0.73%	0.26%	NM(2)	—	0.52%
Return on average equity (annualized)	9.29%	2.52%	NM(2)	—	7.06%
For three months ended March 31, 2007:
Interest income	$5,962	$1,345	$—	$—	$7,307
Interest expense	2,658	363	103	—	3,124
Net interest income (loss)	3,304	982	(103)	—	4,183
Provision for loan losses	75	10	—	—	85
Noninterest income	327	108	832	(857)	410
Noninterest expense	2,199	1,045	149	(25)	3,368
Net income	810	22	682	(832)	682
Assets	333,422	85,478	35,500	(34,987)	419,413
Return on average assets (annualized)	1.00%	0.10%	NM(2)	—	0.67%
Return on average equity (annualized)	12.11%	1.10%	NM(2)	—	9.07%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.
Description of significant amounts included in the “Intercompany Eliminations” column in the segment report schedule are as follows:

	Three months	Three months
	ended March 31,	ended March 31,
(In thousands)	2008	2007
Noninterest income — elimination of parent company’s undistributed earnings from subsidiaries	$(689)	$(832)

Net income — elimination of parent company’s earnings from subsidiaries	$(689)	$(832)

Assets — elimination of parent company’s investment in subsidiaries	$(36,339)	$(34,856)

Note 7 Fair Value Disclosures
Effective January 1, 2008, the Company adopted the Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”) issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 157 provides a framework for measuring fair value under generally accepted accounting principles, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value meaurements. The statement applies to all financial instruments that are being measured and reported on a fair value basis. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The table below presents the Company’s balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at March 31, 2008.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
In thousands	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available for sale	$—	$66,100	$1,984	$68,084
The Company outsources the recordkeeping for investment securities held by ANB to FTN Financial and for those held by CB&T to Suntrust Robinson Humphrey. For 52 of the 55 securities categorized in level 2 in the table above, the source utilized by FTN and Suntrust for valuation was the Interactive Data Corporation (“IDC”). IDC’s evaluations are based on market data. IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs. For the remaining three securities categorized in level 2, FTN used, as valuation sources, Standard & Poor’s, the FTN proprietary valuation Matrices model, and FTN Financial capital market trading staff, respectively. The market approach methodology employed by S&P utilizes proprietary pricing models and pricing systems, mathematical tools, and experienced evaluators to determine an evaluated price for a security based upon a hierarchy of market information regarding that security or securities with similar characteristics. The FTN Matrices model is used for valuing municipals. The model includes a separate curve structure for the Bank-Qualified versus general market municipals. The grouping of municipals are further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. The FTN Financial capital markets trading staff offers valuations for certain securities not available from the other sources. If the inputs used to provide the evaluation are “unobservable” and/or there is very little, if any, market activity for the security or similar securities, the securities are categorized in Level 3.

The table below presents the Company’s balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at March 31, 2008.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
In thousands	2008	(Level 1)	(Level 2)	(Level 3)
Nonaccrual loans	$7,435	$—	$7,435	$—
Nonaccrual loans that are collateral dependent are written down to their fair value, less costs to sell, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual nonaccrual loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.

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
The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2007.
Results of Operations
Overview
The Company recorded net income of $564,000 for the first three months of 2008, a 17.3% decrease from $682,000 for the first quarter of 2007. The decrease was primarily due to a $343,000 decrease in net interest income, which was partially offset by a $145,000 decrease in noninterest expense. Book value per share was $9.24 at March 31, 2008, as compared to $8.80 at March 31, 2007. The return on average assets was 0.52% and the return on average equity was 7.06% for the first quarter of 2008, compared to a return on average assets of 0.67% and a return on average equity of 9.07% for the same period last year. Basic and diluted earnings per share were $0.16 for the first quarter of 2008 and $0.20 for the first quarter of 2007.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended March 31, 2008 decreased $343,000 or 8.2% to $3.8 million from $4.2 million in the first quarter of 2007. The decrease in net interest income was attributable, for the most part, to the decline in the average yield on loans and, to a lesser extent, the decrease in average total loans and the increase in average nonaccrual loans, partially offset by a decline in the cost of liabilities. The average yield on loans decreased 109 basis points to 7.16% in the first quarter of 2008 from 8.25% in first quarter of 2007, primarily as a result of decreases in Prime rate, a key index to which a substantial portion of our loans is tied. During the first quarter of 2008, average Prime rate was 6.22% compared to 8.25% during the same time last year. Average total loans decreased $4.1 million or 1.3% to $310.6 million from $314.7 million at March 31, 2007. The decrease in net interest income attributed to average total loans was partially offset by an increase in average investment securities. In the first quarter of 2008, the average investment securities increased 24.4% to $80.3 million from $64.6 million in the same period of 2007. The 2008 first quarter yield on average investment securities was 4.82%, an increase of 33 basis points from the 2007 first quarter yield of 4.49%.
Funding for interest-earning assets comes from deposits, long and short-term borrowings, and stockholders’ equity. The percentage of average interest-earning assets funded by average interest-bearing liabilities increased to 80.7% during the first quarter of 2008, compared to 77.9% for the same period in 2007. Average interest-bearing liabilities increased 8.7% to $333.8 million from $307.0 million in the first quarter of 2007. The cost of interest-bearing funds for the quarter ended March 31, 2008, decreased 68 basis points to 3.45%. The decrease in the cost of interest-bearing liabilities reflects deposits and short-term borrowings bearing lower interest rates in a declining interest rate environment.
The net interest margin, which is net interest income as a percentage of average interest-earning assets, decreased 58 basis points to 3.73% in the first quarter of 2008 from 4.31% in the first quarter of 2007. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 3.07% for 2008, reflecting a decrease of 32 basis points from the 3.39% reported in the first quarter of 2007. The compression in the net interest margin and spread reflects the higher costs of raising deposits and more competitive pricing of loan products.

The following table presents the average balances, net interest income and interest yields/rates for the first three months of 2008 and 2007.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)

	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$310,641	$5,533	7.16%	$314,711	$6,402	8.25%
Investment securities	80,333	963	4.82%	64,554	715	4.49%
Federal funds sold	8,716	74	3.41%	9,166	119	5.27%
Interest-earning bank balances	14,020	135	3.87%	5,418	71	5.31%

Total interest-earning assets	413,710	$6,705	6.52%	393,849	$7,307	7.52%

Allowance for loan losses	(4,259)			(4,457)
Cash and due from banks	14,296			12,783
Other assets	12,728			11,045

Total assets	$436,475			$413,220

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$140,804	$666	1.90%	$127,439	$913	2.91%
Certificates of deposit	169,051	1,954	4.65%	163,169	2,005	4.98%
Short- term borrowings	8,816	63	2.87%	7,655	64	3.39%
Long-term debt	15,104	182	4.85%	8,734	142	6.59%

Total interest-bearing liabilities	333,775	2,865	3.45%	306,997	3,124	4.13%

Noninterest-bearing deposits	66,075			70,959
Other liabilities	4,507			4,783
Stockholders’ equity	32,118			30,481

Total liabilities and stockholders’ equity	$436,475			$413,220

Net interest income		$3,840			$4,183

Net interest spread			3.07%			3.39%
Net interest margin			3.73%			4.31%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Noninterest Income
Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income totaled $407,000, a decrease of $3,000 from $410,000 the first quarter of 2007. Service charges on deposit accounts totaled $332,000, a decrease of 8.3% from the prior year total of $362,000, reflecting a decline in checking, overdraft, and debit card fees. Other income, consisting of other fee-based services and the gain on the sale of loans, increased by $27,000 or 56.3% in the first quarter of 2008 to $75,000, compared to the same period in 2007. We had $19,000 from sales of the guaranteed portion of SBA loans during the first quarter ended March 31, 2008 and $0 during the first quarter ended March 31, 2007. There was no gain on the sale of investment securities in the first three months of 2008 or 2007.
Noninterest Expense
Noninterest expense in the first quarter of 2008 totaled $3.2 million, a decrease of $145,000 or 4.3% compared to the first quarter of 2007, primarily due to a decrease of $106,000 in data processing fees and a decrease of $73,000 in overall other operating expense. The decrease in data processing fees resulted from non recurring 2007 first quarter deconversion costs at CBT. The decrease in other operating expense was primarily due to a $43,000 decrease in advertising costs during the first three months of 2008 and a $42,000 nonrecurring 2007 first quarter loss on sales of other assets.
Income Tax Expense
Income tax expense totaled $355,000 for the quarter ended March 31, 2008, a decrease of 22.5% from $458,000 reported for the first quarter of 2007. The decrease in income tax expense in 2008 reflected a 19.4% decrease in the Company’s pretax income, as compared to the first quarter of 2007. The effective tax rate for 2008 was 38.6%, compared to 40.2% for the first quarter of 2007.
Financial Condition
Overview
Total assets decreased $16.7 million or 3.7% to $429.2 million at March 31, 2008, from $445.9 million at December 31, 2007. Total liabilities decreased $17.3 million or 4.2% to $397.1 million from $414.4 million at December 31, 2007.
Short-term investments
Short-term investments, consisting of federal funds and interest-earning deposits in banks, decreased a total of $23.8 million or 71.8% to $9.4 million at March 31, 2008 from $33.2 million at December 31, 2007. Short-term investments were used to fund the growth in loans and the outflow in deposits.
Investment securities
Investment securities available for sale are carried at fair value and totaled $68.1 million at March 31, 2008, an increase of $1.7 million or 2.5% from $66.4 million at December 31, 2007. Investment securities classified as held to maturity were $7.6 million at March 31, 2008, a decrease of $5.7 million or 42.6% from $13.3 million at December 31, 2007.
Loans
Total loans outstanding at March 31, 2008 increased $10.7 million or 3.5% to $318.2 million from $307.5 million at December 31, 2007. The increase in total loans is primarily due to originations of commercial real estate loans.
Deposits
Deposits, the Company’s primary source of funds, decreased $15.2 million to $371.7 million at March 31, 2008 from $386.9 million at December 31, 2007, with the most significant decline being in the noninterest-bearing and NOW account categories. Noninterest-bearing deposits decreased $9.6 million or 12.8% due to seasonal outflows and NOW deposits decreased $11.4 million or 14.4% primarily reflecting the closing of one large governmental account. The decrease was partially offset by a $5.8 million net increase in savings, money markets, and certificate accounts.

Short-term borrowings
Short-term borrowings, consisting of repurchase agreements, federal funds, and short-term FHLB borrowings, decreased a total of $1.9 million to $6.6 million at March 31, 2008 from $8.5 million at year end.
Long-term debt
During the first quarter of 2008, the Company paid off a $4.8 million term note bearing a variable rate of Prime less 50 basis points due on July 27, 2014 and obtained a promissory note in the amount of $5.0 million bearing a variable rate of Prime less 100 basis points with one principal payment due on January 28, 2009. Payments on FHLB borrowings totalled $236,000 during the first quarter of 2008.
Stockholders’ equity
Stockholders’ equity at March 31, 2008 was $32.0 million, an increase of $583,000 from $31.4 million at December 31, 2007. The change in stockholders’ equity reflects $5,000 in proceeds received from the exercise of stock options, first quarter earnings of $564,000, unrealized net gains on available for sale investment securities of $447,000, and $433,000 in dividends paid on the Company’s common stock.
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
The ALLL is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. Loans deemed uncollectible are charged against the ALLL and any subsequent recoveries are credited to the ALLL. The provision for loan losses increased in the first quarter of 2008 to $105,000, compared to $85,000 for the same period in 2007. The balance of the ALLL was $4.4 million or 1.39% of total loans at March 31, 2008, compared to $4.2 million or 1.37% of loans at December 31, 2007. Net loan recoveries were $107,000 in the first quarter of 2008. The current level of the ALLL is intended to address known and inherent losses that are both probable and estimable at March 31, 2008.

The following table presents an analysis of the ALLL for the three months ended March 31, 2008 and 2007.

	For the three months ended
	March 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$4,202	$4,432
Loans charged off:
Commercial	—	85
Real estate – commercial	—	—
Real estate – residential	—	—
Construction and development	—	—
Installment – individuals	3	—

Total charge-offs	3	85

Recoveries:
Commercial	29	27
Real estate – commercial	—	—
Real estate – residential	77	6
Construction and development	—	—
Installment – individuals	4	14

Total recoveries	110	47

Net (recoveries) charge-offs	(107)	38

Provision for loan losses	105	85

Balance at end of period	$4,414	$4,479

Ratio of net (recoveries) charge-offs to average loans	(0.03)%	0.01%
Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. Total nonperforming assets at March 31, 2008 were $14.2 million with balances of $1.1 million guaranteed by the Small Business Association (SBA), and represented 3.31% of total assets. In comparison, nonperforming assets at December 31, 2007 represented 2.76% of total assets and totaled $12.3 million, with balances of $1.2 million guaranteed by the SBA. At March 21, 2008, the largest components of nonperforming assets consisted of three construction loans in nonaccrual totaling $8.7 million or 61.3%. There was a $2.1 million past-due loan that was still accruing interest, at March 31, 2008 and December 31, 2007, respectively. Other real estate owned totaled $1.7 million at March 31, 2008, compared to $1.4 million at December 31, 2007, and consisted of two properties.
The following table presents nonperforming assets by category at March 31, 2008 and December 31, 2007.

	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$1,301	$1,379
Real estate	9,070	7,384

Total nonaccrual loans	10,371	8,763
Past-due loans	2,123	2,123
Other real estate owned	1,704	1,410

Total nonperforming assets	$14,198	$12,296

Nonperforming assets exclusive of SBA guarantee	$13,065	$11,080
Ratio of nonperforming assets to gross loans	4.46%	3.98%
Ratio of nonperforming assets to total assets	3.31%	2.76%
Allowance for loan losses to nonperforming assets	31.09%	34.17%
Assets totaling $10.9 million and $7.2 million at March 31, 2008 and December 31, 2007, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. The classification of monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $231,000 and $386,000 as of March 31, 2008 and December 31, 2007, respectively.

Liquidity and Capital Resources
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long-term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents decreased for the quarter ended March 31, 2008 by $23.7 million, to a balance of $25.1 million from $48.8 million at December 31, 2007. Liquid assets decreased to 5.8% of total assets at March 31, 2008, as compared to 10.9% of total assets at December 31, 2007.
The Company has additional sources of liquidity available through unpledged investment securities available for sale totaling $26.9 million, and unsecured lines of credit available from correspondent banks, which can provide up to $31.0 million, as well as a credit facility through its membership in the FHLB.
Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Banks continue to be capitalized well in excess of required levels. The following table presents the Company’s and the Banks’ capital position relative to their various minimum statutory and regulatory capital requirements at March 31, 2008. The Company and the Banks are considered “well-capitalized” under regulatory guidelines.

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008:

Total capital to risk weighted assets:
AANB Consolidated	$36,653	10.36%	$28,292	8.00%	(1)
ANB	31,224	10.81%	23,113	8.00%	28,891	10.00%
CB&T	9,500	14.77%	5,146	8.00%	6,433	10.00%

Tier 1 capital to risk weighted assets:
AANB Consolidated	32,239	9.12%	14,146	4.00%	(1)
ANB	27,863	9.64%	11,556	4.00%	17,335	6.00%
CB&T	8,693	13.51%	2,573	4.00%	3,860	6.00%

Tier I capital to average assets:
AANB Consolidated	32,239	7.39%	17,459	4.00%	(1)
ANB	27,863	8.04%	13,868	4.00%	17,336	5.00%
CB&T	8,693	9.78%	3,555	4.00%	4,444	5.00%

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
Item 4T -Controls and Procedures
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

PART II.
Item 1 - Legal Proceedings
     None
Item 1A - Risk Factors
     There have been no material changes from risk factors as previously disclosed in response to Item 1A. to Part 1 of the Form 10-K filed by the registrant for fiscal year ending December 31, 2007.
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

ABIGAIL ADAMS NATIONAL BANCORP, INC. Registrant

Date: May 14, 2008	/s/ Jeanne D. Hubbard

Jeanne D. Hubbard
Chairwoman of the Board,
President and Director
(Principal Executive Officer)