Form 10-Q
period 2008-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2008-08-14
CIK 356809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of August 13, 2008, there were 3,463,569 shares outstanding of Registrant’s Common Stock.

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2008 (unaudited) and December 31, 2007
(Dollars in thousands)

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$14,035	$15,567
Federal funds sold	34	12,816
Interest-earning deposits in other banks	8,872	20,380

Total cash and cash equivalents	22,941	48,763

Investment securities available for sale, at fair value	70,992	66,392

Investment securities held to maturity (market values of $3,356 and $13,269 for 2008 and 2007, respectively)	3,390	13,309

Loans	337,774	307,483

Less: allowance for loan losses	(3,603)	(4,202)

Loans, net	334,171	303,281

Premises and equipment, net	5,177	4,985
Other assets	10,911	9,145

Total assets	$447,582	$445,875

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$67,355	$74,833
Interest-bearing deposits	301,473	312,109

Total deposits	368,828	386,942

Short-term borrowings	27,506	8,494
Long-term debt	17,288	15,120
Other liabilities	3,250	3,880

Total liabilities	416,872	414,436

Commitments and contingencies (Note 2)

Stockholders’ equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,492,633 shares in 2008 and 3,491,633 in 2007; outstanding 3,463,569 shares in 2008 and 3,462,569 in 2007	35	35
Additional paid-in capital	25,132	25,127
Retained earnings	6,977	7,196
Less: Treasury stock, 29,064 shares in 2008 and 2007, at cost	(255)	(255)
Accumulated other comprehensive loss	(1,179)	(664)

Total stockholders’ equity	30,710	31,439
Total liabilities and stockholders’ equity	$447,582	$445,875

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
For the Periods Ended June 30, 2008 and 2007
(In thousands except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$5,523	$6,383	$11,056	$12,785
Interest and dividends on investment securities	940	802	1,903	1,517
Other interest income	61	474	270	664

Total interest income	6,524	7,659	13,229	14,966

Interest Expense
Interest on deposits	2,159	3,181	4,779	6,099
Interest on short-term borrowings	108	17	171	81
Interest on long-term debt	179	222	361	364

Total interest expense	2,446	3,420	5,311	6,544

Net interest income	4,078	4,239	7,918	8,422
Provision for loan losses	970	75	1,075	160

Net interest income after provision for loan losses	3,108	4,164	6,843	8,262

Noninterest Income
Service charges on deposit accounts	334	344	666	706
Other income	83	48	158	96

Total noninterest income	417	392	824	802

Noninterest Expense
Salaries and employee benefits	1,651	1,630	3,343	3,323
Occupancy and equipment expense	576	600	1,186	1,170
Professional fees	122	204	287	374
Data processing fees	220	297	397	580
Other operating expense	852	660	1,431	1,312

Total noninterest expense	3,421	3,391	6,644	6,759

Income before provision for income taxes	104	1,165	1,023	2,305
Provision for income taxes	21	454	376	912

Net Income	$83	$711	$647	$1,393

Earnings per share:
Basic	$0.02	$0.21	$0.19	$0.40
Diluted	$0.02	$0.21	$0.19	$0.40
See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2007 and 2008
(In thousands except per share data))

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2006	$35	$25,123	$5,868	($210)	($634)	$30,182
Comprehensive income:
Net income	—	—	1,393	—	—	1,393
Unrealized losses during the period of ($366) on investment securities available for sale, net of tax benefit of ($147)	—	—	—	—	(219)	(219)

Total comprehensive income						1,174

Issuance of shares under stock option program	—	4	—	—	—	4
Acquisition and issuance of shares for ESOP	—	—	—	(45)	—	(45)
Dividends declared ($0.25 per share)	—	—	(866)	—	—	(866)

Balance at June 30, 2007	$35	$25,127	$6,395	($255)	($853)	$30,449

Balance at December 31, 2007	$35	$25,127	$7,196	($255)	($664)	$31,439
Comprehensive income:
Net income	—	—	647	—	—	647
Unrealized losses during the period of ($855) on investment securities available for sale, net of tax benefit of ($340)	—	—	—	—	(515)	(515)

Total comprehensive income						132
Issuance of shares under stock option program	—	5	—	—	—	5
Dividends declared ($0.25 per share)	—	—	(866)	—	—	(866)

Balance at June 30, 2008	$35	$25,132	$6,977	($255)	($1,179)	$30,710

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(In thousands)

	2008	2007
Cash flows from operating activities:
Net income	$647	$1,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,075	160
Depreciation	304	279
Net amortization (accretion) of deferred loan costs and fees	35	(99)
Net accretion of purchase accounting adjustments	(63)	(51)
Gain on sale of guaranteed portion of SBA loans	(38)	—
Net premium amortization/discount (accretion) on investment securities	7	(2)
Loss on the sale of foreclosed and other assets	—	29
Increase in other assets	(340)	(921)
(Decrease) increase in other liabilities	(630)	784

Net cash provided by operating activities	997	1,572

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	28,500	6,000
Proceeds from maturities of investment securities held to maturity	11,500	3,000
Proceeds from repayment of mortgage-backed securities available for sale	921	465
Proceeds from repayment of mortgage-backed securities held to maturity	431	286
Proceeds from the sale of foreclosed and other assets	—	282
Purchase of investment securities available for sale	(34,882)	(18,498)
Purchase of investment securities held to maturity	(2,011)	—
Purchase of FHLB and FRB stock	(3,238)	(1,534)
Redemption of FHLB stock	2,744	892
Net increase in loans	(31,984)	(12,223)
Purchase of collateral and build out cost of foreclosed assets	(509)	—
Purchase of premises and equipment, net	(497)	(358)

Net cash used in investing activities	(29,025)	(21,688)

Cash flows from financing activities:
Net (decrease) increase in transaction and savings deposits	(28,211)	25,932
Net increase in time deposits	10,097	17,438
Net increase (decrease) in short-term borrowings	19,013	(111)
Proceeds from long-term debt	7,210	10,000
Repayment of long-term debt	(5,042)	(467)
Proceeds from issuance of common stock in stock option program	5	4
Purchased treasury stock	—	(45)
Cash dividends paid to common stockholders	(866)	(866)

Net cash provided by financing activities	2,206	51,885

Net (decrease) increase in cash and cash equivalents	(25,822)	31,769
Cash and cash equivalents at beginning of period	48,763	27,563

Cash and cash equivalents at end of period	$22,941	$59,332

Supplementary disclosures:
Interest paid on deposits and borrowings	$5,413	$6,345

Income taxes paid	$910	$520

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
The Company prepares its condensed consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2007, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2007 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2008 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications may have been made to amounts previously reported for 2007 to conform with the 2008 presentation.
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
Note 3 Earnings per share
Basic earnings per share (“EPS”) computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are determined using the treasury stock method and based upon the weighted average number of shares outstanding during the periods plus the dilutive effect of outstanding stock options. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2008 and 2007.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Weighted average shares	3,463,569	3,462,146	3,463,074	3,461,973
Effect of dilutive stock options	2,694	3,834	2,865	3,887

Dilutive potential average common shares	3,466,263	3,465,980	3,465,939	3,465,860

Note 4 Securities

The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at June 30, 2008 and December 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(In thousands)	Cost Basis	Gains	Losses	Value
June 30, 2008:
Investment Securities — available for sale:
U.S. government sponsored agencies and corporations	$51,193	$255	$305	$51,143
Mortgage-backed securities	12,132	21	274	11,879
Municipal securities	953	—	41	912
Corporate debt securities	7,742	—	1,329	6,413
Marketable equity securities	1,004	—	359	645

Total	$73,024	$276	$2,308	$70,992

Investment Securities — held to maturity:
U.S. government sponsored agencies and corporations	$2,010	$—	$49	$1,961
Mortgage-backed securities	1,380	15	—	1,395

Total	$3,390	$15	$49	$3,356

December 31, 2007:
Investment Securities — available for sale:
U.S. government sponsored agencies and corporations	$52,709	$308	$34	$52,983
Mortgage-backed securities	7,105	50	64	7,091
Corporate debt securities	6,750	29	1,179	5,600
Marketable equity securities	1,005	—	287	718

Total	$67,569	$387	$1,564	$66,392

Investment Securities — held to maturity:
U.S. government sponsored agencies and corporations	$11,498	$—	$57	$11,441
Mortgage-backed securities	1,811	20	3	1,828

Total	$13,309	$20	$60	$13,269

The Company had no gains or losses on sales of securities in the three and six month periods ended June 30, 2008 or June 30, 2007.
At June 30, 2008, a portion of our investment securities portfolio has unrealized losses. The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at June 30, 2008 and December 31, 2007, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12 months		existing 12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2008:
U.S. government sponsored agencies and corporations	$23,637	$354	$—	$—	$23,637	$354
Mortgage-backed securities	8,605	218	1,545	56	10,150	274
Municipal securities	912	41	—	—	912	41
Corporate debt securities	1,620	55	3,783	1,274	5,403	1,329
Marketable equity securities	—	—	645	359	645	359

Total	$34,774	$668	$5,973	$1,689	$40,747	$2,357

December 31, 2007:
U.S. government sponsored agencies and corporations	$999	$1	$19,407	$90	$20,406	$91
Mortgage-backed securities	—	—	4,046	67	4,046	67
Corporate debt securities	2,981	697	1,580	482	4,561	1,179
Marketable equity securities	718	287	—	—	718	287

Total	$4,698	$985	$25,033	$639	$29,731	$1,624

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
The Company had six corporate debt securities and one marketable equity security which have been valued below cost for greater than 12 months. Two corporate debt securities, carried at fair value totaling $686,000 with an aggregate unrealized loss of $371,000 at June 30, 2008, were downgraded in 2005 to below investment grade. The other four corporate debt securities, carried at fair value of $3.1 million with an unrealized loss of $903,000, currently have Moody ratings in the range of A1 to Aa2 and Standard and Poors ratings ranging from A to AA-. The marketable equity security, carried at fair value of $645,000 with an unrealized loss of $359,000, currently has a Moody’s rating of A1 and a Standard and Poors rating of A. Interest payments continue to be received as scheduled and the Company has the intent and ability to hold these securities until their maturity or recovery. Based on an evaluation of the creditworthiness of the issuers, the Company believes the issuers will not default and that the Company will receive all contractual interest payments and the entire principal at maturity; therefore, management did not record any other-than-temporary impairment charge at June 30, 2008 or at December 31, 2007.
The other unrealized losses that existed as of June 30, 2008 and December 31, 2007, are a result of market changes in interest rates since the securities’ purchase. This factor, coupled with the fact the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the held to maturity and available-for-sale portfolios are temporary.
Note 5 Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains and losses on pension plan assets and benefit obligations. There were no reclassification adjustments realized in income for gains or losses from components of other comprehensive income in the three and six month periods ended June 30, 2008 and June 30, 2007.
The components of comprehensive income are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2008	2007	2008	2007
Net income	$83	$711	$647	$1,393
Unrealized losses on securities	(1,589)	(425)	(855)	(366)
Income tax benefit	627	170	340	147

Total comprehensive (loss) income	($879)	$456	$132	$1,174

Note 6 Segments

Management regularly reviews the performance of the Company’s operations on a reporting basis by legal entity. The Company has two operating segments comprised of its subsidiaries, ANB and CB&T, for which there is discrete financial information available. Both segments are engaged in providing financial services in their respective market areas and are similar in each of the following: the nature of their products, services and processes; type or class of customer for their products and services; methods used to distribute their products or provide their services; and the nature of the banking regulatory environment. The parent company is deemed to represent an overhead function rather than an operating segment and its financial information is presented as the “Other” category in the schedules below.

	Segment Results and Reconciliation
	Adams National	Consolidated			Intercompany	Consolidated
(Dollars in thousands)	Bank	Bank & Trust	Other (1)		liminations	Totals
For three months ended June 30, 2008:
Interest income	$5,185	$1,339	$—		$—	$6,524
Interest expense	2,027	350	69		—	2,446
Net interest income	3,158	989	(69)		—	4,078
Provision for loan losses	959	11	—		—	970
Noninterest income	350	92	216		(241)	417
Noninterest expense	2,292	999	155		(25)	3,421
Net income	168	48	83		(216)	83
Assets	355,809	89,065	37,957		(35,249)	447,582
Return on average assets (annualized)	0.19%	0.22%	NM	(2)	—	0.08%
Return on average equity (annualized)	2.44%	2.22%	NM	(2)	—	1.05%
For three months ended June 30, 2007:
Interest income	$6,225	$1,434	$—		$—	$7,659
Interest expense	2,911	405	104		—	3,420
Net interest income	3,314	1,029	(104)		—	4,239
Provision for loan losses	75	—	—		—	75
Noninterest income	318	99	866		(891)	392
Noninterest expense	2,215	1,044	157		(25)	3,391
Net income	803	63	711		(866)	711
Assets	360,785	98,114	35,466		(35,020)	459,345
Return on average assets (annualized)	0.91%	0.29%	NM	(2)	—	0.65%
Return on average equity (annualized)	11.83%	3.11%	NM	(2)	—	9.30%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.

	Segment Results and Reconciliation
	Adams National	Consolidated			Intercompany	Consolidated
(Dollars in thousands)	Bank	Bank & Trust	Other (1)		liminations	Totals
For six months ended June 30, 2008:
Interest income	$10,549	$2,680	$—		$—	$13,229
Interest expense	4,436	736	139		—	5,311
Net interest income	6,113	1,944	(139)		—	7,918
Provision for loan losses	1,049	26	—		—	1,075
Noninterest income	680	194	906		(956)	824
Noninterest expense	4,441	1,957	296		(50)	6,644
Net income	800	106	647		(906)	647
Assets	355,809	89,065	37,957		(35,249)	447,582
Return on average assets (annualized)	0.46%	0.24%	NM	(2)	—	0.30%
Return on average equity (annualized)	5.85%	2.37%	NM	(2)	—	4.07%
For six months ended June 30, 2007:
Interest income	$12,187	$2,779	$—		$—	$14,966
Interest expense	5,569	768	207		—	6,544
Net interest income	6,618	2,011	(207)		—	8,422
Provision for loan losses	150	10	—		—	160
Noninterest income	645	207	1,698		(1,748)	802
Noninterest expense	4,414	2,089	306		(50)	6,759
Net income	1,613	85	1,393		(1,698)	1,393
Assets	360,785	98,114	35,466		(35,020)	459,345
Return on average assets (annualized)	0.96%	0.20%	NM	(2)	—	0.66%
Return on average equity (annualized)	11.97%	2.11%	NM	(2)	—	9.19%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.
Description of significant amounts included in the “Intercompany Eliminations” column in the segment report schedules are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007
Noninterest income — elimination of parent company’s undistributed earnings from subsidiaries	$(241)	$(891)	$(956)	$(1,748)

Net income — elimination of parent company’s earnings from subsidiaries	$(216)	$(866)	$(906)	$(1,698)

Assets — elimination of parent company’s investment in subsidiaries	$(35,249)	$(35,020)	$(35,249)	$(35,020)

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
The table below presents the Company’s balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at June 30, 2008.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
In thousands	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available for sale	$—	$70,226	$766	$70,992
The Company outsources the recordkeeping for investment securities held by ANB to FTN Financial and for those held by CB&T to Suntrust Robinson Humphrey. For 55 of the 58 securities categorized in Level 2 in the table above, the source utilized by FTN and Suntrust for valuation was the Interactive Data Corporation (“IDC”). IDC’s evaluations are based on market data. IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs. For the remaining three securities categorized in Level 2, FTN used, as valuation sources, the FTN proprietary valuation Matrices model, and FTN Financial capital market trading staff. The security in Level 3 was valued by an FTN capital market trading staff. The FTN Matrices model is used for valuing municipals. The model includes a separate curve structure for the Bank-Qualified versus general market municipals. The grouping of municipals are further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. The FTN Financial capital markets trading staff offers valuations for certain securities not available from the other sources. If the inputs used to provide the evaluation are “unobservable” and/or there is very little, if any, market activity for the security or similar securities, the securities are categorized in Level 3.

The table below presents the Company’s balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2008.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
In thousands	2008	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,765	$—	$7,765	$—
Impaired loans that are collateral dependent are written down to their fair value, less costs to sell, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual nonaccrual loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.
Note 8 Subsequent Event
By letter dated August 1, 2008, the Adams National Bank was advised by the Office of the Comptroller of the Currency that it is deemed to be in “troubled condition” (as defined in Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989). As a result, the Bank must obtain prior regulator approval before adding or replacing a director or employing any senior executive officers or changing the responsibilities of a current employee to those of a senior executive officer.

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
Results of Operations
Overview
The Company recorded net income of $83,000 during the three months ending June 30, 2008, as compared to $711,000 for the second quarter of 2007. Net income decreased $628,000 or 88.3% compared to the same quarter period in 2007 primarily due to a $895,000 increase in the provision for loan losses. The increase in the provision is intended to address increased loan charge-offs during the three month period and the overall deterioration in the local economy. In addition, net interest income decreased $161,000. For a detailed discussion of our asset quality, see the “Asset Quality” section of the Management’s Discussion and Analysis. The second quarter return on average assets was 0.08% and the return on average equity was 1.05% compared to 0.65% and 9.30%, respectively, for the same period last year. Basic and diluted earnings per share were $0.02 for the second quarter of 2008 and $0.21 for the second quarter of 2007.
The Company recorded $647,000 in net income for the first six months of 2008 compared to $1.4 million during the same period in 2007. During the first half of 2008, net income decreased $746,000 or 53.6% primarily due to a $915,000 increase in the provision for loan losses and a decrease of $504,000 in net interest income. The year to date return on average assets decreased 36 basis points to 0.30% and the return on average equity decreased to 4.07% from 9.19% for the same period in 2007. Book value per share increased to $8.87 at June 30, 2008 from $8.79 at June 30, 2007. The key components of net income are discussed in the following paragraphs.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended June 30, 2008 decreased $161,000 or 3.8% from $4.2 million for the second quarter of 2007. The decrease in net interest income was attributable, for the most part, to the decline in the average yield on loans and the increase in average nonaccrual loans, partially offset by an increase in average loans and a decline in the cost of liabilities. Average loans increased $18.4 million to $334.5 million during the second quarter of 2008 from $316.1 million in the second quarter of 2007. The average yield on loans decreased 146 basis point to 6.64% in the second quarter of 2008 from 8.10% in the second quarter of 2007, primarily as a result of decreases in the Prime rate, a key index to which a substantial portion of our loan rates are tied. During the second quarter of 2008, the average Prime rate was 5.08% compared to 8.25% during the same time last year. The second quarter 2008 yield on average earning assets was 6.23%, a decrease of 105 basis points from the second quarter of 2007. Average total investments decreased 18.25% to $86.7 million from $106.0 million in the prior year reflecting a $28.8 million decrease in federal funds sold and other short-term investments partially offset by a $9.4 million increase in investment securities.
Funding for earning assets comes from deposits, short and long-term borrowings, and stockholders’ equity. Average interest bearing liabilities increased $6.1 million or 1.9% during the second quarter of 2008 compared to the same period last year, reflecting a $15.2 million increase in total average borrowings partially offset by a $9.1 million decrease in average interest bearing deposits. During the second quarter of 2008, the cost of interest-bearing funds decreased 123 basis points to 2.92% from 4.15% in the second quarter of 2007. The decrease in the cost of interest-bearing liabilities reflects deposits and borrowings bearing lower interest rates as shorter and medium term interest rates in the second quarter of 2008 were significantly lower than during the second quarter of 2007.

The net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.89% for the second quarter of 2008, a decrease of 14 basis points from 4.03% for the second quarter of 2007. The decline in the net interest margin reflects the decrease in the average loan yield, and the decrease in the federal funds sold and other short-term investments yields in a declining interest rate environment. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 3.31% for the second quarter of 2008, reflecting an increase of 18 basis points from 3.13% reported in the second quarter of 2007. The increase in the net interest spread reflects the decrease in the cost of liabilities in a declining interest rate environment.
The following table presents the average balances, net interest income and interest yields/rates for the second quarters of 2008 and 2007.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended June 30, 2008 and 2007
(Dollars in thousands)

	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates

Assets
Loans (1)	$334,535	$5,523	6.64%	$316,122	$6,383	8.10%
Investment securities	78,667	940	4.81%	69,228	802	4.65%
Federal funds sold	2,719	13	1.92%	20,080	260	5.19%
Interest-earning bank balances	5,304	48	3.64%	16,735	214	5.13%

Total interest-earning assets	421,225	6,524	6.23%	422,165	7,659	7.28%

Allowance for loan losses	(4,322)			(4,514)
Cash and due from banks	11,516			13,148
Other assets	13,764			10,623

Total assets	$442,183			$441,422

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$129,169	414	1.29%	$143,114	1,096	3.07%
Certificates of deposit	172,661	1,745	4.06%	167,823	2,085	4.98%
Short-term borrowings	18,945	108	2.29%	3,899	17	1.75%
Long-term debt	16,137	179	4.46%	15,945	222	5.58%

Total interest-bearing liabilities	336,912	2,446	2.92%	330,781	3,420	4.15%

Noninterest-bearing deposits	68,768			75,685
Other liabilities	4,656			4,297
Stockholders’ equity	31,847			30,659

Total liabilities and stockholders’ equity	$442,183			$441,422

Net interest income		$4,078			$4,239

Net interest spread			3.31%			3.13%
Net interest margin			3.89%			4.03%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.
The net interest income for the first six months of 2008 totaled $7.9 million, a decrease of $504,000 or 6.0%, as compared to $8.4 million for the same period in 2007. The decrease in the year to date net interest income was primarily the result of the 103 basis point decrease in the yield on average interest earning assets to 6.37% at June 30, 2008 from 7.40% in the six months ending June 30, 2007 partially offset by a 96 basis point decrease in the cost of interest bearing liabilities. The average yield on loans decreased 128 basis points to 6.89% during the first six months of 2008 compared to the same time last year reflecting a decline in the average Prime rate from 8.25% to 5.65%, a key index to which a substantial portion of our loan rates are tied, and an increase in average nonaccrual loans. Average total investments increased to $94.9 million from $92.7 million in the prior year reflecting a $12.6 million increase in investment securities, an $8.9 million decrease in federal funds sold and a $1.4 million decrease on other short-term investments.

Average interest bearing liabilities increased $16.4 million or 5.1% during the first half of 2008 compared to the same period last year, reflecting a $5.0 million increase in average interest bearing deposits and an $11.4 million increase in total average borrowings. During the first half of 2008, the cost of interest-bearing funds decreased 96 basis points to 3.18% from 4.14% in the first half of 2007. The decrease in the cost of interest-bearing liabilities reflects deposits and borrowings bearing lower interest rates as shorter and medium term interest rates in the first half of 2008 were significantly lower than during the first half of 2007.
The net interest margin was 3.81% and the net interest spread was 3.19% for the first six months of 2008, reflecting a decrease of 35 basis points in net interest margin and an increase of 7 basis points in net interest spread compared to the same period in 2007. The decline in the net interest margin reflects the decrease in the average loan yield in a declining rate environment and the loss of income from the increase in nonaccrual loan balances. The improvement in the net interest spread reflects the decrease in the cost of liabilities in a declining rate environment.
The following table presents the average balances, net interest income and interest yields/rates for the first half of 2008 and 2007.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)

	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates

Assets
Loans (1)	$322,588	$11,056	6.89%	$315,421	$12,785	8.17%
Investment securities	79,500	1,903	4.81%	66,904	1,517	4.57%
Federal funds sold	5,717	87	3.06%	14,653	379	5.22%
Interest-earning bank balances	9,662	183	3.81%	11,108	285	5.17%

Total interest-earning assets	417,467	13,229	6.37%	408,086	14,966	7.40%

Allowance for loan losses	(4,290)			(4,486)
Cash and due from banks	12,906			12,967
Other assets	13,258			10,405

Total assets	$439,341			$426,972

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$134,987	1,080	1.61%	$135,320	2,009	2.99%
Certificates of deposit	170,856	3,699	4.35%	165,509	4,090	4.98%
Short-term borrowings	13,880	171	2.48%	5,767	81	2.83%
Long-term debt	15,620	361	4.65%	12,359	364	5.94%

Total interest-bearing liabilities	335,343	5,311	3.18%	318,955	6,544	4.14%

Noninterest-bearing deposits	67,422			73,334
Other liabilities	4,594			4,113
Stockholders’ equity	31,982			30,570

Total liabilities and stockholders’ equity	$439,341			$426,972

Net interest income		$7,918			$8,422

Net interest spread			3.19%			3.26%
Net interest margin			3.81%			4.16%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Noninterest Income
Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income totaled $417,000 in the second quarter of 2008, an increase of $25,000 from the second quarter of 2007. We had $19,000 in gains from sales of the guaranteed portion of SBA loans in the second quarter of 2008 and no gains in the second quarter of 2007. There was no gain on the sale of investment securities in the second quarter of 2008 or 2007.
Total noninterest income for the six months ended June 30, 2008 was $824,000, an increase of $22,000, compared to the same period in 2007. Service charges on deposit accounts for the period ending June 30, 2008 totaled $666,000, a decrease of $40,000 or 5.7% from the same period in the 2007, reflecting a decline in savings, checking, overdraft, and debit card fees. Other income, consisting of other fee-based services and the gain on the sale of loans, increased by $62,000 during the first six months of 2008 compared to the same period in 2007. Gains from sales of the guaranteed portion of SBA loans in the first half of 2008 totaled $38,000 and there were no gains during the same period in 2007. There was no gain on the sale of investment securities in the first six months of 2008 or 2007.
Noninterest Expense
Noninterest expense for the second quarter of 2008 totaled $3.4 million, an increase of $30,000 or 0.9%, compared to the second quarter of 2007. During the three months ended June 30, 2008, salaries and employee benefits increased $21,000 and other operating expense increased $192,000 compared to the same period in 2007. These increases were partially offset by a $24,000 decrease in net occupancy expense, an $82,000 decrease in professional fees, and a $77,000 decrease in data processing fees.
Total noninterest expense for the six months ended June 30, 2008 decreased $115,000 or 1.7% to $6.6 million from $6.8 million for the same period in 2007. During the first half of 2008, professional fees decreased $87,000, primarily reflecting a $94,000 reduction in legal fee expense partially offset by a $7,000 increase in audit and consulting fees. Data processing expense decreased $183,000 predominately due to nonrecurring 2007 system deconversion costs at CB&T. These decreases were partially offset by a $20,000 increase in salaries and employee benefits, a $16,000 increase in net occupancy costs, and a $119,000 net increase in other operating expenses. The most significant increases in other operating expenses, during the first six months of 2008 compared to first six months of 2007, included a $134,000 increase in loan related expenses and a $71,000 increase in FDIC insurance assessments which were partially offset by a $115,000 decrease in advertising expense. The Company’s efficiency ratio was 76.0% at June 30, 2008 compared to 73.3% at June 30, 2007 predominately due to the $504,000 decrease in net interest income.
Income Tax Expense
Income tax expense totaled $21,000 for the second quarter of 2008, a decrease of $433,000 or 95.4% from the income tax expense reported for the second quarter of 2007. The decrease in income tax expense was a result of the $1.1 million or 91.1% decrease in the Company’s pretax net income for the second quarter 2008, as compared to the second quarter of 2007. The effective tax rate for the second quarter of 2008 decreased to 20.2% from 39.0% in the second quarter of 2007, reflecting the impact of a higher percentage of tax exempt income in relation to the Company’s pretax income.
Income tax expense for the first six months of 2008 decreased $536,000 or 58.8% to a total of $376,000, compared to the same period in 2007, reflecting the effect of a $1.3 million or 55.6% decrease in Company’s pretax net income. The Company’s effective tax rates for the first half of 2008 and 2007 were 36.8% and 39.6%, respectively.

Financial Condition
Overview
Total assets were $447.6 million at June 30, 2008, compared to $445.9 million at December 31, 2007, an increase of $1.7 million. Total liabilities increased $2.4 million and stockholders’ equity decreased $729,000 from December 31, 2007. The book value per share of common stock issued and outstanding at June 30, 2008 was $8.87, compared to $9.08 at December 31, 2007.
Short-term investments
Short-term investments, used to manage liquidity, decreased a total of $24.3 million at June 30, 2008 from year end. Investments in federal funds sold decreased $12.8 million and interest-earning deposits in other banks decreased $11.5 million.
Investment securities
Investment securities available-for-sale are carried at estimated fair value and totaled $71.0 million at June 30, 2008, an increase of $4.6 million or 6.9% since year end. Investment securities classified as held-to-maturity were $3.4 million at June 30, 2008, a decrease of $9.9 million or 74.5% from the balance at December 31, 2007. For further discussion of investment securities, see Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loans
Total loans outstanding at June 30, 2008 increased $30.3 million or 9.9% to $337.8 million from December 31, 2007, reflecting growth in business and commercial real estate loans.
Other assets
Other assets increased $1.8 million at June 30, 2008 from December 31, 2007. FHLB stock increased by $501,000 necessitated by the increase in FHLB borrowings. Accrued deferred tax assets increased $340,000 due to increases in unrealized losses on investment securities and the parent company income tax benefit increased $177,000. Other real estate owned increased $555,000 reflecting build out costs incurred on foreclosed property.
Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $18.1 million during the first six months of 2008. Noninterest-bearing deposits decreased $7.5 million or 10.0%, and interest-bearing deposits decreased $10.6 million or 3.4% from December 31, 2007. NOW accounts decreased by $20.6 million predominately due to outflow of seasonal funds from large governmental accounts which were partially offset by a $13.1 increase in certificates of deposits with balances greater than $100,000.
Short-term borrowings
Short-term borrowings, consisting of repurchase agreements, federal funds, and short-term FHLB borrowings, increased $19.0 million from December 31, 2007 to help offset the outflow in deposits.
Long-term debt
Long-term debt increased $2.2 million during the first six months of 2008. The parent company obtained a line of credit to fund the purchase of a loan participation.
Stockholders’ equity
Stockholders’ equity at June 30, 2008 was $30.7 million, an decrease of $729,000 from December 31, 2007. Net income of $647,000 and a $5,000 increase in additional paid in capital was more than offset by payment of $866,000 in dividends and a $515,000 increase in accumulated other comprehensive loss.

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
The Company’s ALLL framework has three basic components: a formula-based component for pools of homogeneous loans; a specific allowance for loans reviewed for individual impairment; and a pool specific allowance based upon other inherent risk factors and imprecision associated with the modeling and estimation process. The first component, the general allocation to homogenous loans, is determined by applying allowance factors to pools of loans that have similar characteristics in terms of business and product type. The general factors are determined by using an analysis of historical charge-off experience by loan pools. The second component of the ALLL analysis involves the estimation of allowances specific to impaired loans. The third component of the ALLL addresses inherent losses that are not otherwise captured in the other components and is applied to homogenous pools of loans. The qualitative factors are subjective and depend upon management’s judgment. These factors consider changes in nonperforming and past-due loans, concentrations of loans to specific borrowers and industries, and general and regional economic conditions, as well as other factors existing at the determination date.
The ALLL is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. Loans deemed uncollectible are charged against the ALLL and any subsequent recoveries are credited to the ALLL. The provision for loan losses increased during the first six months of 2008 to $1.1 million, compared to $161,000 for the same period in 2007. The increase in the provision expense was primarily due to the increase in a specific reserve for one construction loan. This loan was originated in 2005 for the principal amount of $4.8 million, and is for the construction of 20 condo units. This loan experienced delays in construction due to a fallout between the partners on the loan. The balance of the ALLL was $3.6 million or 1.07% of total loans at June 30, 2008, compared to $4.2 million or 1.37% of total loans at December 31, 2007. Net loan charge-offs were $1.8 million in the first half of 2008 and was predominantly due to the charge-off of one construction loan sold at foreclosure, the sale of which was completed in July, 2008. The current level of the ALLL is intended to address known and inherent losses that are both probable and estimable at June 30, 2008.
The following table presents an analysis of the ALLL for three and six months ended June 30, 2008 and 2007.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$4,414	$4,479	$4,202	$4,432
Loans charged off:
Commercial	62	—	62	85
Real estate — commercial	—	—	—	—
Real estate — residential	—	—	—	—
Construction and development	1,691	—	1,691	—
Installment — individuals	6	—	9	—

Total charge-offs	1,759	0	1,762	85

Recoveries:
Commercial	—	6	29	33
Real estate — commercial	—	—	—	—
Real estate — residential	(31)	2	46	8
Construction and development	—	—	—	—
Installment — individuals	9	7	13	21

Total recoveries	(22)	15	88	62

Net charge-offs (recoveries)	1,781	(15)	1,674	23

Provision for loan losses	970	75	1,075	160

Balance at end of period	$3,603	$4,569	$3,603	$4,569

Ratio of net charge-offs (recoveries) to average loans	0.53%	(0.005%)	0.52%	0.01%

Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. Total nonperforming loans were $10.3 million or 2.29% of total assets at June 30, 2008, compared to $12.3 million or 2.76% of total assets at December 31, 2007. There were no past-due loans that were still accruing interest at June 30, 2008, and $2.1 million at December 31, 2007. Nonaccrual loans at June 30, 2008 totaled $8.3 million, with balances of $1.1 million guaranteed by the Small Business Association (SBA), compared to $8.8 million at December 31, 2007, with $1.2 million guaranteed by the SBA. Two construction loans comprise 68.0% of nonaccrual loans. Other real estate owned totaled $2.0 million at June 30, 2008, compared to $1.4 million at December 31, 2007.
The following table presents nonperforming assets by category at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$2,613	$1,379
Real estate	5,693	7,384
Installment — individuals	—	—

Total nonaccrual loans	8,306	8,763

Past-due loans	—	2,123
Other real estate owned	1,965	1,410

Total nonperforming assets	$10,271	$12,296

Nonperforming assets exclusive of SBA guarantee	$9,138	$11,080
Ratio of nonperforming assets to gross loans	3.04%	3.98%
Ratio of nonperforming assets to total assets	2.29%	2.76%
Allowance for loan losses to nonperforming assets	35.08%	34.17%
Assets totaling $20.3 million and $7.2 million at June 30, 2008 and December 31, 2007, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. The classification of monitored credits is reviewed on a quarterly basis. The balances of the monitored credits guaranteed by the SBA totaled $318,000 and $386,000 as of June 30, 2008 and December 31, 2007, respectively.
Liquidity and Capital Resources
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long-term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents decreased $25.8 million or 53.0% to a balance of $22.9 million for the six month period ended June 30, 2008 from a balance of $48.8 million at December 31, 2007. Liquid assets represented 5.1% of total assets at June 30, 2008, as compared to 10.9% of total assets at December 31, 2007.
The Company has additional sources of liquidity available through unpledged investment securities totaling $19.1 million, and unsecured lines of credit available from correspondent banks, which can provide up to $25 million, as well as a credit facility of $47.6 million through its membership in the FHLB of Atlanta.
Capital Resources
Capital levels are monitored by management on a quarterly basis in relation to financial forecasts for the year and regulatory requirements. The Company and the Banks continue to be capitalized well in excess of required levels. The following table presents the Company’s and the Banks’ capital position relative to their various minimum statutory and regulatory capital requirements at June 30, 2008. The Company and the Banks are considered “well-capitalized” under regulatory guidelines.

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008:

Total capital to risk weighted assets:
AANB Consolidated	$35,492	9.38%	$30,264	8.00%	(1)	(1)
ANB	30,440	10.01%	24,318	8.00%	30,397	10.00%
CB&T	9,534	13.34%	5,719	8.00%	7,148	10.00%

Tier 1 capital to risk weighted assets:
AANB Consolidated	31,890	8.43%	15,132	4.00%	(1)	(1)
ANB	27,631	9.09%	12,159	4.00%	18,238	6.00%
CB&T	8,741	12.23%	2,859	4.00%	4,289	6.00%

Tier I capital to average assets:
AANB Consolidated	31,890	7.21%	17,687	4.00%	(1)	(1)
ANB	27,631	7.86%	14,061	4.00%	17,576	5.00%
CB&T	8,741	9.87%	3,544	4.00%	4,430	5.00%

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

Item 4T — Controls and Procedures
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

PART II.
Item 1 — Legal Proceedings
     None
Item 1A — Risk Factors
If Economic Conditions Deteriorate in our Primary Market, Our Results of Operations and Financial Condition could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Loans Decreases.
Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values could potentially adversely affect the value of property used as collateral for our mortgage loans. In the event that we are required to foreclose on a property securing a mortgage loan, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect of the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.
Our Securities Portfolio may be Negatively Impacted by Fluctuations in Market Value.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and lower investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows an impairment to cash flow connected with one or more securities, a potential loss to earnings may occur.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3 — Defaults Upon Senior Securities
     None

Item 4 — Submission of Matters to Vote of Security Holders
On May 15, 2008, the Company held its Annual Meeting of Stockholders. At the meeting, the following persons were elected to the Board of Directors to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected and qualified. The votes cast and withheld for each such director was as follows:

	FOR	WITHHELD
A. George Cook	3,045,439	40,046
Jeanne D. Hubbard	3,042,128	38,591
Marshall T. Reynolds	2,911,257	169,462
Marianne Steiner	3,046,982	35,626
Joseph L. Williams	3,028,800	51,919
Bonita A. Wilson	3,033,176	47,743
Douglas V. Reynolds	3,027,397	53,322
Patricia G. Shannon	3,044,054	38,100
Sandra C. Ramsey	3,045,093	35,626
In addition, the Company’s stockholders approved the ratification of the appointment of McGladrey & Pullen, LLP as the Company’s independent certified public accountants for the year ending December 31, 2008, as follows:

FOR	3,078,836	AGAINST	7,919	ABSTAIN	3,935
Item 5 — Other Information
By letter dated August 1, 2008, the Adams National Bank was advised by the Office of the Comptroller of the Currency that it is deemed to be in “troubled condition” (as defined in Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989). As a result, the Bank must obtain prior regulator approval before adding or replacing a director or employing any senior executive officers or changing the responsibilities of a current employee to those of a senior executive officer.
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
ABIGAIL ADAMS NATIONAL BANCORP, INC.
Registrant

Date: August 13, 2008	/s/ Jeanne D. Hubbard Jeanne D. Hubbard
Chairwoman of the Board,
President and Director
(Principal Executive Officer)