Form 10-Q
period 2008-09-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2008-11-19
CIK 356809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 13, 2008, there were 3,463,569 shares outstanding of Registrant’s Common Stock

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2008 (unaudited) and December 31, 2007
(Dollars in thousands)

	September 30, 2008	December 31, 2007
Assets

Cash and due from banks	$14,059	$15,567
Federal funds sold	4,884	12,816
Interest-earning deposits in other banks	4,171	20,380

Total cash and cash equivalents	23,114	48,763
Investment securities available for sale, at fair value	65,002	66,392
Investment securities held to maturity (market values of $3,317 and $13,269 for 2008 and 2007 respectively)	3,347	13,309
Loans	335,299	307,483
Less: allowance for loan losses	(9,983)	(4,202)

Loans, net	325,316	303,281

Premises and equipment, net	5,131	4,985
Other assets	14,013	9,145

Total assets	$435,923	$445,875

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$64,392	$74,833
Interest-bearing deposits	288,665	312,109

Total deposits	353,057	386,942
Short-term borrowings	34,988	8,494
Long-term debt	18,155	15,120
Other liabilities	3,437	3,880

Total liabilities	409,637	414,436

Commitments and contingencies (Note 2)

Stockholders’equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,492,633 shares in 2008 and 3,491,633 shares in 2007; outstanding 3,463,569 shares in 2008 and 3,462,569 shares in 2007	35	35
Additional paid-in capital	25,132	25,127
Retained earnings	3,447	7,196
Treasury stock, 29,064 shares in 2008 and 2007, at cost	(255)	(255)
Accumulated other comprehensive loss	(2,073)	(664)

Total stockholders’ equity	26,286	31,439

Total liabilities and stockholders’ equity	$435,923	$445,875

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
For the Periods Ended September 30, 2008 and 2007
(In thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$5,531	$6,206	$16,587	$18,991
Interest and dividends on investment securities	941	909	2,844	2,426
Other interest income	50	725	320	1,389

Total interest income	6,522	7,840	19,751	22,806

Interest Expense
Interest on deposits	2,032	3,516	6,811	9,615
Interest on short-term borrowings	120	13	291	94
Interest on long-term debt	200	217	561	581

Total interest expense	2,352	3,746	7,663	10,290

Net interest income	4,170	4,094	12,088	12,516
Provision for loan losses	6,395	75	7,470	235

Net interest (loss) income after provision for loan losses	(2,225)	4,019	4,618	12,281

Noninterest (Loss) Income
Service charges on deposit accounts	335	341	1,001	1,047
Other-than-temporary impairment of available for sale securities	(517)	—	(517)	—
Other income	36	88	194	184

Total noninterest (loss) income	(146)	429	678	1,231

Noninterest Expense
Salaries and employee benefits	1,870	1,654	5,213	4,977
Occupancy and equipment expense	582	555	1,768	1,725
Professional fees	189	167	476	541
Data processing fees	214	239	611	819
Other operating expense	813	761	2,244	2,073

Total noninterest expense	3,668	3,376	10,312	10,135

(Loss) income before income taxes	(6,039)	1,072	(5,016)	3,377
Income tax (benefit) provision	(2,509)	419	(2,133)	1,331

Net (loss) income	$(3,530)	$653	$(2,883)	$2,046

(Loss) Earnings per Share:
Basic and Diluted	$(1.02)	$0.19	$(0.83)	$0.59
See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2008 and 2007
(In thousands except per share data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss)Gain	Total

Balance at December 31, 2006	$35	$25,123	$5,868	$(210)	$(634)	$30,182
Comprehensive income:
Net income	—	—	2,046	—	—	2,046
Unrealized gains during the period of $171 on investment securities available for sale, net of tax expense of $62.	—	—	—	—	109	109

Total comprehensive income						2,155

Issuance of shares under stock option program	—	4	—	—	—	4
Acquisition and issuance of shares for ESOP	—	—	—	(45)	—	(45)
Dividends declared at $0.375 per share	—	—	(1,299)	—	—	(1,299)

Balance at September 30, 2007	$35	$25,127	$6,615	$(255)	$(525)	$30,997

Balance at December 31, 2007	$35	$25,127	$7,196	$(255)	$(664)	$31,439
Comprehensive income:
Net loss	—	—	(2,883)	—	—	(2,883)
Unrealized losses during the period of $1.9 million on investment securities available for sale, net of tax benefit of $481,000	—	—	—	—	(1,380)	(1,380)
Reclassification adjustment for settlement loss of $43 during the period on pension plan termination recognized in income, net of tax benefit of $14	—	—	—	—	(29)	(29)

Total comprehensive loss						(4,292)

Issuance of shares under stock option program	—	5	—	—	—	5
Dividends declared at $0.25 per share	—	—	(866)	—	—	(866)

Balance at September 30, 2008	$35	$25,132	$3,447	$(255)	$(2,073)	$26,286

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(In thousands)

	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,883)	$2,046
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	7,470	235
Depreciation	455	431
Accretion and amortization of deferred loan fees and costs, net	89	83
Accretion of purchase accounting adjustments	(80)	(76)
Accretion and amortization of securities premiums and discounts, net	13	2
Gain on sale of guaranteed portion of SBA loans	(38)	(38)
Other-than-temporary impairment of available for sale securities	517	—
Loss on the sale of foreclosed and other assets	19	29
Increase in other assets	(2,854)	(755)
(Decrease) increase in other liabilities	(443)	963

Net cash provided by operating activities	2,265	2,920

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	39,500	8,000
Proceeds from maturities of investment securities held to maturity	11,500	3,000
Proceeds from repayment of mortgage-backed securities available for sale	1,381	723
Proceeds from repayment of mortgage-backed securities held to maturity	473	339
Proceeds from the sale of foreclosed and other assets	264	282
Purchase of investment securities available for sale	(41,880)	(25,502)
Purchase of investment securities held to maturity	(2,012)	(3,734)
Purchase of FHLB and FRB stock	(7,504)	(1,534)
Redemption of FHLB stock	6,341	892
Net increase in loans	(29,559)	(1,112)
Purchase of collateral and build out cost on foreclosed assets	(600)	—
Purchase of premises and equipment, net	(601)	(563)

Net cash used in investing activities	(22,697)	(19,209)

Cash flows from financing activities:
Net decrease in transaction and savings deposits	(56,243)	(1,067)
Net increase in time deposits	22,358	19,752
Net increase in short-term borrowings	26,494	1,601
Proceeds from long-term debt	8,115	10,000
Repayment of long-term debt	(5,080)	(790)
Proceeds from issuance of common stock in stock option program	5	4
Purchased treasury stock	—	(45)
Cash dividends paid to common stockholders	(866)	(1,299)

Net cash (used in) provided by financing activities	(5,217)	28,156

Net (decrease) increase in cash and cash equivalents	(25,649)	11,867
Cash and cash equivalents at beginning of period	48,763	27,563

Cash and cash equivalents at end of period	$23,114	$39,430

Supplementary disclosures:
Interest paid on deposits and borrowings	$8,760	$9,854
Income taxes paid	$1,078	$1,093

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 Basis of Presentation
Abigail Adams National Bancorp, Inc. (the “Company”) is the parent company of The Adams National Bank (“ANB”) and Consolidated Bank and Trust (“CB&T”). As used herein, the term Company includes ANB and CB&T, unless the context otherwise requires.
The Company prepares its consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2007, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2007 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2008 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications may have been made to amounts previously reported for 2007 to conform with the 2008 presentation.
Note 2 Contingent Liabilities
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes in outstanding commitments or contingent liabilities since December 31, 2007.
Note 3 Earnings (loss) per Share
Basic earnings per share (“EPS”) computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are determined using the treasury stock method and based upon the weighted average number of shares outstanding during the periods plus the dilutive effect of outstanding stock options. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2008 and 2007. For the three and nine month periods ended September 30, 2008, the dilutive effects of options are excluded from the computation of the loss per share because the inclusion of these are antidilutive.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Weighted average shares	3,463,569	3,462,569	3,463,241	3,462,174
Effect of dilutive stock options	—	3,673	—	3,816

Dilutive potential average common shares	3,463,569	3,466,242	3,463,241	3,465,990

Note 4 Securities
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at September 30, 2008 and December 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(In thousands)	Cost Basis	Gains	Losses	Value
September 30, 2008:
Investment Securities – available for sale:
U.S. government sponsored agencies and corporations	$47,191	$189	$371	$47,009
Mortgage-backed securities	11,671	29	191	11,509
Municipal securities	953	—	60	893
Corporate debt securities	7,222	—	1,995	5,227
Marketable equity securities	1,003	—	639	364

Total	$68,040	$218	$3,256	$65,002

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$2,009	$—	$46	$1,963
Mortgage-backed securities	1,338	16	—	1,354

Total	$3,347	$16	$46	$3,317

December 31, 2007:
Investment Securities – available for sale:
US government sponsored agencies and corporations	$52,709	$308	$34	$52,983
Mortgage-backed securities	7,105	50	64	7,091
Corporate debt securities	6,750	29	1,179	5,600
Marketable equity securities	1,005	—	287	718

Total	$67,569	$387	$1,564	$66,392

Investment Securities – held to maturity:
U.S. government sponsored agencies and corporations	$11,498	$—	$57	$11,441
Mortgage-backed securities	1,811	20	3	1,828

Total	$13,309	$20	$60	$13,269

The Company had no sales of securities in the three and nine month periods ended September 30, 2008 and September 30, 2007.
At September 30, 2008, a portion of our investment securities portfolio had unrealized losses. The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at September 30, 2008 and December 31, 2007, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12 months		existing 12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2008:
U.S. government sponsored agencies and corporations	$22,572	$417	$—	$—	$22,572	$417
Mortgage-backed securities	6,881	150	1,498	41	8,379	191
Municipal securities	893	60	—	—	893	60
Corporate debt securities	2,192	492	3,035	1,503	5,227	1,995
Marketable equity securities	—	—	364	639	364	639

Total	$32,538	$1,119	$4,897	$2,183	$37,435	$3,302

December 31, 2007:
U.S. government sponsored agencies and corporations	$999	$1	$19,407	$90	$20,406	$91
Mortgage-backed securities	—	—	4,046	67	4,046	67
Corporate debt securities	2,981	697	1,580	482	4,561	1,179
Marketable equity securities	718	287	—	—	718	287

Total	$4,698	$985	$25,033	$639	$29,731	$1,624

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Analysis of the available for sale securities for potential other-than-temporary impairment was considered under the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities impairment model and included the following factors: the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including specific events; the Company’s intent and ability to hold the investment to the earlier of maturity or recovery in market value, the credit rating of the security; the implied and historical volatility of the security; whether market decline was affected by macroeconomic conditions or by specific information pertaining to an individual security; and any downgrades by rating agencies. As applicable under SFAS No. 115, the Company considers a decline in fair value to be other-than-temporary if it is probable that the Company will not recover its recorded investment, including as applicable under the Emerging Issues Task Force (EITF) Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, when an adverse change in cash flows has occurred.
The available for sale investment classified as marketable equity securities consists of perpetual preferred securities which have been valued below cost for more than 19 months. These securities, carried at fair value of $364,000 with an unrealized loss of $639,000, currently have a Moody’s rating of A1 and a Standard and Poors rating of BBB+. The securities are not required to be redeemed by the issuer, nor are they redeemable at the option of the investor and are therefore classified as equity securities under SFAS 115. On October 14, 2008, the SEC’s Office of the Chief Accountant (OCA), clarified its views on the application of other-than-temporary impairment guidance in FAS 115, Accounting for Certain Investments in Debt and Equity Securities, to certain perpetual preferred securities. The OCA concluded that it would not object to a registrant applying an other-than-temporary impairment model to investments in perpetual preferred securities that possess significant debt-like characteristics that is similar to the impairment model applied to debt securities, provided there has been no evidence of deterioration in credit of the issuer. We noted no decline in the cash flows from holding the investment and the downgrade in the rating of the securities since purchase was not below investment grade. An entity is permitted to apply the OCA’s views in its financial statements included in filings subsequent to the date of the letter. At September 30, 2008, based on the OCA guidance, we recorded no other-than-temporary impairment on the marketable equity securities since there was no evidence of credit deterioration in the perpetual preferred securities and we have the intent and ability to hold the perpetual preferred securities until their expected recovery in fair value.
At September 30, 2008, the Company had six corporate debt securities which had been valued below cost for greater than 12 months. Of these, two corporate debt securities which had been downgraded in 2005 to below investment grade and had been valued below cost for 56 months, were being carried at fair value totaling $537,000 with an aggregate unrealized loss of $517,000. Based on the SFAS No. 115 impairment model, management determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the debt securities and that an other-than-temporary impairment had occurred even though the issuers were not in default and were paying interest at 7.0% and 7.125% as scheduled and the Company has the intent and ability to hold the investments until their maturity in 2013. The two debt securities were written down to fair value and the $517,000 unrealized loss was recorded as other-than-temporary impairment in noninterest income at September 30, 2008. The other four corporate debt securities, carried at fair value of $2.5 million with an unrealized loss of $1.5 million, currently have Moody ratings in the range of A1 to Aa2 and Standard and Poors ratings ranging from A to AA-. Interest payments ranging from 5.625% to 5.900% continue to be received as scheduled. Based on the analysis performed by applying the SFAS No. 115 impairment model and where applicable, EITF Issue 99-20, the Company does not consider it probable that it will not recover its recorded investments. Further, the Company has not experienced any adverse change in cash flows from holding the investments and has the intent and ability to hold the investment to the earlier of maturity or recovery in fair value and, therefore did not record any other-than-temporary impairment charge at September 30, 2008 or at December 31, 2007 on these four corporate debt securities.
The remaining unrealized losses that existed as of September 30, 2008 and December 31, 2007, are a result of market changes in interest rates since the securities’ purchase. This factor, coupled with the fact the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for recovery in fair value substantiates that the remaining unrealized losses in the held to maturity and available for sale portfolios are temporary.

Note 5 Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrealized gains and losses on pension plan assets and benefit obligations. There were two reclassification adjustments realized in income for losses from components of other comprehensive loss in the quarter ended September 30, 2008 and none in the quarter ended September 30, 2007. In the third quarter of 2008, the Company recorded an other-than-temporary impairment charge on two corporate debt securities in the amount of $517,000 with a deferred tax benefit of $210,000. In the third quarter of 2008, the Company recognized a settlement loss in the amount of $43,000 with a deferred tax benefit of $14,000 on the termination of the CBT pension plan.
The components of comprehensive income are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2008	2007	2008	2007
Net (loss) income	$(3,530)	$653	$(2,883)	$2,046
Unrealized (losses) gains on securities	(1,523)	537	(2,378)	171
Reclassification adjustment for other-than-temporary impairment realized in noninterest income	517	—	517	—
Reclassification adjustment for pension plan termination loss realized in income	(43)	—	(43)	—
Income tax benefit (expense)	155	(209)	495	(62)

Total comprehensive (loss) income	$(4,424)	$981	$(4,292)	$2,155

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

	Segment Results and Reconciliation
	The Adams	Consolidated		Intercompany	Consolidated
(Dollars in thousands)	National Bank	Bank & Trust	Other (1)	Eliminations	Totals
For three months ended September 30, 2008:
Interest income	$5,153	$1,369	$—	$—	$6,522
Interest expense	1,948	315	89	—	2,352
Net interest income (expense)	3,205	1,054	(89)	—	4,170
Provision for loan losses	5,630	15	750	—	6,395
Noninterest (loss) income	(223)	102	(2,912)	2,887	(146)
Noninterest expense	2,447	1,044	202	(25)	3,668
Net (loss) income	(2,977)	66	(3,531)	2,912	(3,530)
Assets	340,945	91,983	34,456	(31,461)	435,923
Annualized (loss) return on average assets	(3.42)%	0.29%	NM (2)	—	(3.16)%
Annualized (loss) return on average equity	(44.95)%	3.02%	NM (2)	—	(46.63)%

	Segment Results and Reconciliation
	The Adams	Consolidated			Intercompany	Consolidated
(Dollars in thousands)	National Bank	Bank & Trust	Other (1)		Eliminations	Totals
For three months ended September 30, 2007:
Interest income	$6,345	$1,495	$—		$—	$7,840
Interest expense	3,175	471	100		—	3,746
Net interest income (expense)	3,170	1,024	(100)		—	4,094
Provision for loan losses	75	—	—		—	75
Noninterest income	348	106	789		(814)	429
Noninterest expense	2,229	1,043	129		(25)	3,376
Net income	729	60	653		(789)	653
Assets	342,321	94,123	35,920		(35,588)	436,776
Annualized return on average assets	0.77%	0.25%	NM	(2)	—	0.55%
Annualized return on average equity	10.71%	2.88%	NM	(2)	—	8.39%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.

	Segment Results and Reconciliation
	The Adams	Consolidated			Intercompany	Consolidated
(Dollars in thousands)	National Bank	Bank & Trust	Other (1)		Eliminations	Totals
For nine months ended September 30, 2008:
Interest income	$15,702	$4,049	$—		$—	$19,751
Interest expense	6,384	1,051	228		—	7,663
Net interest income (expense)	9,318	2,998	(228)		—	12,088
Provision for loan losses	6,679	41	750		—	7,470
Noninterest income (loss)	457	296	(2,006)		1,931	678
Noninterest expense	6,888	3,001	498		(75)	10,312
Net (loss) income	(2,177)	171	(2,883)		2,006	(2,883)
Assets	340,945	91,983	34,456		(31,461)	435,923
Annualized (loss) return on average assets	(0.83)%	0.26%	NM	(2)	—	(0.87)%
Annualized (loss) return on average equity	(10.68)%	2.56%	NM	(2)	—	(12.28)%

For nine months ended September 30, 2007:
Interest income	$18,531	$4,275	$—		$—	$22,806
Interest expense	8,744	1,239	307		—	10,290
Net interest income	9,787	3,036	(307)		—	12,516
Provision for loan losses	225	10	—		—	235
Noninterest income	993	313	2,487		(2,562)	1,231
Noninterest expense	6,643	3,132	435		(75)	10,135
Net income	2,342	145	2,046		(2,487)	2,046
Assets	342,321	94,123	35,920		(35,588)	436,776
Annualized return on average assets	0.89%	0.22%	NM	(2)	—	0.62%
Annualized return on average equity	11.54%	2.38%	NM	(2)	—	8.92%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.

Description of significant amounts included in the “Intercompany Eliminations” column in the segment report schedules are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Noninterest income - elimination of parent company’s undistributed losses (earnings) from subsidiaries	$2,912	$(789)	$2,006	$(2,487)

Net income – elimination of parent company’s losses (earnings) from subsidiaries	$2,912	$(789)	$2,006	$(2,487)

Assets - elimination of parent company’s investment in subsidiaries	$(31,387)	$(35,233)	$(31,387)	$(35,233)
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
The table below presents the Company’s balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at September 30, 2008.

Quoted
Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Investment securities available for sale	$—	$65,002	$—	$65,002
The Company outsources the recordkeeping for investment securities held by ANB to FTN Financial and for those held by CB&T to Suntrust Robinson Humphrey. For 42 of the 57 securities categorized in Level 2 in the table above, FTN used the Interactive Data Corporation (“IDC”) as a pricing source. IDC’s evaluations are based on market data. IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs. FTN also used, as a valuation source, the FTN proprietary valuation Matrices model for the one municipal security included in Level 2. The FTN Matrices model is used for valuing municipals. The model includes a separate curve structure for the Bank-Qualified versus general market municipals. The grouping of municipals are further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. Suntrust uses the R Reuters DataScope for Fixed Income as the pricing source for the remaining 14 securities included in Level 2 in the table above. If the inputs used to provide the evaluation are “unobservable” and/or there is very little, if any, market activity for the security or similar securities, the securities are categorized in Level 3.

The table below presents the Company’s balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at September 30, 2008.

		Quoted
		Prices in
		Active	Significant
		Markets	Other	Significant
	Balance at	for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
(In thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$9,212	$—	$9,212	$—
Impaired loans are collateral dependent loans in nonaccrual status that have been written down to their fair value, less costs to sell, through the establishment of specific reserves or by recording charge-offs when the carrying value exceeds the fair value. Valuation techniques consistent with the market approach, income approach, and/or cost approach were used to measure fair value and primarily included observable inputs for the individual nonaccrual loans being evaluated such as recent sales of similar assets or observable market data for operational or carrying costs.
Note 8 Written Agreement
On October 1, 2008, the Company’s wholly owned subsidiary, The Adams National Bank (the “Bank”), entered into a written agreement with its primary regulator, The Office of the Comptroller of the Currency (the “OCC”). The Written Agreement was filed with the SEC as an exhibit to a Current Report on Form 8-K, dated October 2, 2008. Under the terms of the written agreement, the Bank has agreed to take certain actions relating to the Bank’s lending operations and capital compliance. Specifically, the OCC is requiring the Bank to take the following actions:
a) conduct a review of senior management to ensure that these individuals can perform the duties required under the Bank’s policies and procedures and the requirements of the written agreement, and where necessary, the Bank must provide a written program to address the training of the Bank’s senior officers;
b) achieve certain regulatory capital levels, which are greater than the regulatory requirements to be “well capitalized” under bank regulatory requirements. In particular, the Bank must achieve a: 12% total risk-based capital to total risk-weighted assets ratio; 11% Tier 1 capital to risk-weighted assets ratio; and 9% Tier 1 capital to adjusted total assets ratio;
c) develop and implement a three-year capital program;
d) make additions to the allowances for loan and lease losses and adopt and implement written policies and procedures for establishing and maintaining the allowance in a manner consistent with the written agreement;
e) adopt and implement an asset diversification program consistent with OCC guidelines and to perform an analysis of the Bank’s concentrations of credit;
f) take all necessary actions to protect the Bank’s interest in criticized assets, adopt and implement a program to eliminate regulatory criticism of these assets, engage in an ongoing review of the Bank’s criticized assets and develop and implement procedures for the effective monitoring of the loan portfolio;
g) hire an independent appraiser to provide a written or updated appraisal of certain assets;
h) develop and implement a program to improve the management of the loan portfolio and to provide the Board with monthly written reports on credit quality;

i) employ a loan review consultant acceptable to the OCC to perform a quarterly quality review of the Bank’s assets;
j) revise the Bank’s lending policy in accordance with OCC requirements; and
k) maintain acceptable liquidity levels.
The written agreement includes time frames to implement the foregoing and on-going compliance requirements for the Bank, including requirements to report to the OCC. The written agreement also requires the Bank to establish a committee of the Board of Directors which will be responsible for overseeing compliance with the written agreement.
The Bank has taken steps to comply with the requirements of the written agreement and expects that it will address all areas of concern, except as discussed in Note 9.
Note 9 Regulatory Capital
The following table presents the Company’s and the Banks’ capital position relative to their various minimum statutory and regulatory capital requirements at September 30, 2008.

					Minimum To Be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008:

Total capital to risk weighted assets:
AANB Consolidated	$33,046	8.92%	$29,632	8.00%	(1)
ANB	28,451	9.50%	23,946	8.00%	29,933	10.00%
CB&T	9,711	13.51%	5,750	8.00%	7,188	10.00%

Tier 1 capital to risk weighted assets:
AANB Consolidated	28,359	7.66%	14,816	4.00%	(1)
ANB	24,653	8.24%	11,973	4.00%	17,960	6.00%
CB&T	8,807	12.25%	2,875	4.00%	4,313	6.00%

Tier I capital to average assets:
AANB Consolidated	28,359	6.39%	17,753	4.00%	(1)
ANB	24,653	7.03%	14,021	4.00%	17,526	5.00%
CB&T	8,807	9.76%	3,609	4.00%	4,512	5.00%
As discussed in Note 8, the Written Agreement dated October 1, 2008 between the Adams National Bank (ANB) and the Comptroller of the Currency (OCC), specifies that ANB must achieve by October 31, 2008 and thereafter maintain the following capital levels: total risk based capital equal to 12% of risk-weighted assets; tier 1 capital at least equal to 11% of risk-weighted assets; and tier 1 capital at least equal to 9% of adjusted total assets. The Written Agreement specifies that the Board will develop, implement, and thereafter ensure ANB’s adherence to a three year capital program. The program is to include: specific plans for the maintenance of adequate capital that may in no event be less than the requirements noted above; projections for growth and capital requirements based upon a detailed analysis of ANB’s assets, liabilities, earnings, fixed assets, and off-balance sheet activities; projections of the sources and timing of additional capital to meet ANB’s current and future needs; the primary source(s) from which ANB will strengthen its capital structure to meet ANB’s needs; contingency plans that identify alternative methods should the primary source(s) not be available; and a dividend policy that permits the declaration of a dividend only when ANB is in compliance with its approved capital program and will remain in compliance with its approved capital program following the payment of any dividend; when ANB is in compliance 12 U.S.C. sections 56 and 60 and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller.

As discussed in Note 10, the amount infused on November 7, 2008 of $3.2 million did not reach the required levels and will therefore only allow the institution to be designated as “adequately capitalized” under the Written Agreement. Under the framework, ANB’s current capital levels do not allow it to accept brokered deposits without prior approval from regulators. The impact of this restriction on our operations as well as deteriorating credit markets may have an adverse impact on the financial condition and operations including maintaining acceptable liquidity levels.
Note 10 Subsequent Event
On November 6, 2008, the parent company, Abigail Adams National Bancorp received a $3.4 million loan of which $3.2 million was passed to its subsidiary ANB as a capital infusion in accordance with item b of the Written Agreement, discussed in Note 8, which requires ANB to achieve certain regulatory capital levels, which are greater than the regulatory requirements to be “well capitalized” under bank regulatory requirements. The capital infusion was undertaken by a demand note between Marshall T. Reynolds, a director and shareholder of the Company, and Abigail Adams National Bancorp. The loan bears interest at the Prime Rate with interest payable quarterly.

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
Results of Operations
Overview
The Company recorded a net loss of $3.5 million for the three months ended September 30, 2008 compared to net income of $653,000 in the third quarter of 2007. The decrease was primarily due to a charge of $6.4 million to the provision for loan losses in the third quarter of 2008 as compared to $75,000 in the third quarter of 2007. The increase in the provision is intended to address increased loan charge-offs during the three month period and the overall deterioration in the national and local economy. For a detailed discussion of our asset quality, see the “Asset Quality” section of the Management’s Discussion and Analysis. Net interest income increased $76,000 or 1.9% which was more than offset by a $575,000 decrease in noninterest income and a $292,000 increase in noninterest expense. The 134.0% decrease in noninterest income was primarily due to a $517,000 other-than-temporary impairment charge taken in the third quarter resulting from a write-down of two corporate debt securities to fair value.
The Company recorded a net loss of $2.9 million for the first nine months of 2008 compared to net income of $2.0 million during the same period in 2007. The net loss reflects a $7.5 million provision for loan losses during the first nine months of 2008 compared to $235,000 for the same period last year. In addition, net interest income decreased $428,000 or 3.4%, noninterest income decreased $553,000 or 44.9% reflecting the other-than-temporary impairment charge and noninterest expense increased $177,000 or 1.7%. Book value per share decreased to $7.59 at September 30, 2008 from $8.95 at September 30, 2007. The key components of net income are discussed in the following paragraphs.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended September 30, 2008 increased 1.9% to $4.2 million from $4.1 million for the third quarter of 2007. The increase in net interest income was attributable, for the most part, to a 142 basis point decline in the cost of liabilities, partially offset by a 79 basis point decline in the yield on average earning assets. The average yield on loans decreased to 6.48% from 7.77% during the third quarter of 2008 compared to the same period last year reflecting a decline in the third quarter average Prime Rate from 8.18% to 5.00%, a key index to which a substantial portion of our loan rates are tied. Average loans increased 7.1% to $339.4 million compared to $316.9 million for the third quarter of 2007. Average total investments decreased 36.8% to $83.6 million compared to $132.3 million in the prior year period. The yield on average total investments decreased to 4.72%, compared to 4.90% in the third quarter of 2007, reflecting the $50.8 million decrease in federal funds and other short term investment average balances and a decrease in shorter and medium term interest rates in the third quarter of 2008 compared to the same period in 2007.
Average interest bearing liabilities decreased $15.5 million or 4.3% in the third quarter of 2008 compared to the same period last year, reflecting a $37.5 million decrease in deposits, partially offset by a $22.0 million increase in borrowings. During the third quarter of 2008, the cost of interest-bearing funds decreased to 2.73% from 4.15% in the third quarter of 2007. The decrease in the cost of interest-bearing liabilities reflects deposits and FHLB borrowings bearing lower interest rates as shorter and medium term interest rates in the third quarter of 2008 were significantly lower than during the same quarter in 2007.

The net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.92% for the third quarter of 2008, an increase of 30 basis points from 3.62% for the third quarter of 2007. The net interest rate spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 3.40% for the third quarter of 2008, reflecting an increase of 63 basis points from the 2.77% reported in the third quarter of 2007. The improvement in the net interest margin and spread reflects the decline in the cost of liabilities in a lower short-term interest rate environment.
The following table presents the average balances, net interest income and interest yields/rates for the third quarters of 2008 and 2007.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended September 30, 2008 and 2007
(Dollars in thousands)

	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates

Assets
Loans (1)	$339,436	$5,531	6.48%	$316,933	$6,206	7.77%
Investment securities	77,645	941	4.82%	75,635	909	4.77%
Federal funds sold	1,596	6	1.50%	27,480	354	5.11%
Interest-earning bank balances	4,330	44	4.04%	29,197	371	5.04%

Total interest-earning assets	423,007	6,522	6.13%	449,245	7,840	6.92%

Allowance for loan losses	(3,878)			(4,629)
Cash and due from banks	11,864			16,114
Other assets	12,821			11,135

Total assets	$443,814			$471,865

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$117,149	345	1.17%	$170,089	1,366	3.19%
Certificates of deposit	184,852	1,687	3.63%	169,447	2,150	5.03%
Short term borrowings	22,940	120	2.08%	3,033	13	1.70%
Long-term debt	17,790	200	4.47%	15,682	217	5.49%

Total interest-bearing liabilities	342,731	2,352	2.73%	358,251	3,746	4.15%

Noninterest-bearing deposits	67,277			78,015
Other liabilities	3,688			4,738
Stockholders’ equity	30,118			30,861

Total liabilities and stockholders’ equity	$443,814			$471,865

Net interest income		$4,170			$4,094

Net interest spread			3.40%			2.77%
Net interest margin			3.92%			3.62%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.
The net interest income for the first nine months of 2008 totaled $12.1 million, a decrease of $428,000 or 3.4%, as compared to $12.5 million for the same period in 2007. The decrease in the year to date net interest income was primarily the result of a 94 basis point decrease in the yield on average interest earning assets to 6.29% for nine months ended September 30, 2008 from 7.23% for the period ending September 30, 2007, partially offset by an 111 basis point decrease in the cost of interest bearing liabilities. The average yield on loans decreased 129 basis points to 6.75% during the first nine months of 2008 compared to the same time last year reflecting a decline in the year to date average Prime Rate from 8.23% to 5.43%, a key index to which a substantial portion of our loan rates are tied. Average total investments decreased to $91.1 million from $106.0 million in the prior year reflecting a $24.0 million decrease in federal funds and other short term investments, partially offset by a $9.0 million increase in investment securities.

Average interest bearing liabilities increased $5.6 million or 1.7% during the first nine months of 2008 compared to the same period last year, reflecting a $9.3 million decrease in average interest bearing deposits and a $14.9 million increase in total average borrowings. During the first nine months of 2008, the cost of interest-bearing funds decreased 111 basis points to 3.03% from 4.14% in the first nine months of 2007. The decrease in the cost of interest-bearing liabilities reflects deposits and borrowings bearing lower interest rates as shorter and medium term interest rates during the first nine months of 2008 were significantly lower than during the same period in 2007.
The net interest margin was 3.85% and the net interest spread was 3.26% for the first nine months of 2008, reflecting a decrease of 12 basis points in net interest margin and an increase of 17 basis points in net interest spread compared to the same period in 2007. The decline in the net interest margin reflects the decrease in the average loan yield in a declining rate environment and the loss of income from the increase in nonaccrual loan balances. The improvement in the net interest spread reflects the decrease in the cost of liabilities in a declining rate environment.
The following table presents the average balances, net interest income and interest yields/rates for the first nine months of 2008 and 2007.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands)

	2008			2007
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates

Assets
Loans (1)	$328,240	$16,587	6.75%	$315,930	$18,991	8.04%
Investment securities	78,877	2,844	4.82%	69,846	2,426	4.64%
Federal funds sold	4,333	93	2.87%	18,976	733	5.16%
Interest-earning bank balances	7,872	227	3.85%	17,204	656	5.10%

Total interest-earning assets	419,322	19,751	6.29%	421,956	22,806	7.23%

Allowance for loan losses	(4,152)			(4,534)
Cash and due from banks	12,556			14,028
Other assets	12,794			10,910

Total assets	$440,520			$442,360

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$128,997	1,425	1.48%	$147,037	3,375	3.07%
Certificates of deposit	175,555	5,386	4.10%	166,836	6,240	5.00%
Short term borrowings	16,922	291	2.30%	4,846	94	2.59%
Long-term debt	16,343	561	4.59%	13,479	581	5.76%

Total interest-bearing liabilities	337,817	7,663	3.03%	332,198	10,290	4.14%

Noninterest-bearing deposits	67,373			74,912
Other liabilities	3,969			4,583
Stockholders’ equity	31,361			30,667

Total liabilities and stockholders’ equity	$440,520			$442,360

Net interest income		$12,088			$12,516

Net interest spread			3.26%			3.09%
Net interest margin			3.85%			3.97%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Noninterest Income
Total noninterest income consists of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income decreased 134.0% in the third quarter of 2008 consisting of a $6,000 decrease in service charges, a $517,000 other-than-temporary impairment charge in available for sale securities and a $52,000 decrease in other income. The decrease in other income reflects a $19,000 loss on the sale of foreclosed assets in the third quarter of 2008 and the nonrecurring $38,000 gains in the third quarter of 2007 from the sale of the guaranteed portion of SBA loans. There were no sales of investment securities in the third quarter of 2008 or 2007.
Total noninterest income for the nine months ended September 30, 2008 decreased $553,000 or 44.9% compared to the same period in 2007, reflecting a $46,000 decrease in service charges and a $517,000 other-than-temporary impairment charge partially offset by a $10,000 increase in other income. Gains from the sale of the guaranteed portion of SBA loans were $38,000 in 2008 and 2007. There were no sales of investment securities in the first nine months of 2008 and 2007.
Noninterest Expense
Noninterest expense in the third quarter of 2008 increased $292,000 or 8.6% compared to the same quarter last year. The most significant increase was in salary and employee benefits which increased $216,000 or 13.1%, reflecting the addition of an executive position and pension termination costs.
Total noninterest expense for the nine months ended September 30, 2008 increased $177,000 or 1.7% to $10.3 million from $10.1 million for the same period in 2007. During the first nine months of 2008, professional fees decreased $65,000, primarily reflecting a $53,000 reduction in legal fees and a $22,000 decrease in consulting fees partially offset by a $10,000 increase in audit and consulting fees. Data processing expense decreased $208,000 predominately due to nonrecurring 2007 system deconversion costs at CB&T. These decreases were offset by a $236,000 increase in salaries and employee benefits reflecting addition of staff and pension termination costs, a $43,000 increase in net occupancy costs, and a $171,000 net increase in other operating expenses. The most significant increases in other operating expenses, during the first nine months of 2008 compared to first nine months of 2007, included a $133,000 increase in FDIC insurance assessments and a $103,000 increase in loan related expenses. The most significant decrease in other operating expense was a $192,000 decrease in advertising and business development expense. The Company’s efficiency ratio was 80.8% at September 30, 2008 compared to 73.7% at September 30, 2007 reflecting $428,000 decrease in net interest income and a $553,000 decrease in noninterest income. During 2009, we expect to experience a significant increase in noninterest expense as a result of higher FDIC deposit insurance assessments. See our discussion of the FDIC insurance premiums in Part II under Item 1A- Risk Factors.
Income Tax Expense
The Company recorded an income tax benefit in the third quarter of 2008 in the amount of $2.5 million based on a pretax net loss of $6.0 million for the three months ended September 30, 2008. In the third quarter of 2007, income tax expense of $419,000 was based on pretax net income of $1.1 million. The effective tax rates for the third quarters of 2008 and 2007 were 41.5% and 39.1%, respectively, reflecting the impact of tax exempt income on the Company’s pretax loss in the third quarter of 2008 compared to the impact of tax exempt income on pretax income in the same quarter of 2007.
For the first nine months ended September 30, 2008, the Company recorded an income tax benefit in the amount of $2.1 million based on a pretax net loss of $5.0 million, compared to income tax expense of $1.3 million on pretax net income of $3.4 million in the same period in 2007. The effective tax rate for the third quarters of 2008 and 2007 were 42.5% and 39.4%, respectively.

Financial Condition
Overview
Total assets were $435.9 million at September 30, 2008, compared to $445.9 million at December 31, 2007, a decrease of $10.0 million or 2.2%. The decrease in total assets was attributable to a $25.6 million decrease in cash and cash equivalents, a $11.4 million decrease in investment securities, a $5.8 million increase in the allowance for loan losses partially offset by $27.8 million increase in gross loans and a $4.9 million increase in other assets. Total liabilities decreased $4.8 million from year end primarily due to an $33.9 million decrease in deposits partially offset by a net increase of $29.5 million in borrowings. Total stockholders’ equity decreased $5.2 million or 16.4% from year end. The book value per share of common stock issued and outstanding at September 30, 2008 was $7.59, compared to $9.08 at December 31, 2007.
Short-term investments
Short-term investments, used to manage liquidity, decreased 72.7% from December 2007 due to a $7.9 million decrease in federal funds and a $16.2 million decrease in interest-earning deposits in other banks.
Investment securities
Investment securities available for sale are carried at estimated fair value and totaled $65.0 million at September 30, 2008, decreasing $1.4 million or 2.1% since year end. Investment securities classified as held to maturity were $3.3 million at September 30, 2008, decreasing $10.0 million or 74.9% from the balance at December 31, 2007. The decrease reflected normal maturities of such investments. For further discussion of investment securities, see Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loans
Total loans outstanding at September 30, 2008 increased $27.8 million or 9.0% from December 31, 2007 due to growth in commercial and real estate loans.
Other assets
Other assets increased $4.9 million from December 31, 2007. FHLB stock increased by $1.2 million necessitated by the increase in FHLB borrowings. Accrued deferred tax assets increased $493,000 reflecting the increased unrealized losses on available for sale securities. Other real estate owned increased $362,000 reflecting build out costs incurred on foreclosed property. Deferred income tax benefits related to the pre tax net loss increased $2.4 million and the parent company income tax benefit increased $399,000.
Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $33.9 million from December 31, 2007, a significant portion of which occurred in September 2008, following the Office of the Comptroller of the Currency designating the Bank as in “troubled condition”. Noninterest-bearing deposits decreased $10.4 million or 14.0%. Interest-bearing deposits decreased $23.4 million or 7.5% from December 31, 2007 reflecting a $23.4 million decrease in NOW accounts, a $21.8 million decrease in money market accounts and a $581,000 decrease in savings accounts partially offset by a $22.4 million increase in certificate of deposits.
Short-term borrowings
Short-term borrowings, consisting of $10.5 million in customer repurchase agreements and $25.5 million in FHLB borrowings, increased by $26.5 million from December 31, 2007.
Long-term debt
Long-term debt increased $3.0 million from December 31, 2007, reflecting the use of a line of credit by the Company. Payments on advances totaled $312,000.
Stockholders’ Equity
Stockholders’ equity at September 30, 2008 was $26.3 million, a decrease of $5.2 million or 16.4% from December 31, 2007. The decrease reflected a net loss of $2.9 million for the period ended September 30, 2008, a $1.4 million increase in accumulated other comprehensive loss from unrealized losses on investment securities, and payment of $866,000 in dividends on the Company’s common stock.

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
The Company’s ALLL framework has three basic components: a formula-based component for pools of homogeneous loans; a specific allowance for loans reviewed for individual impairment; and a pool specific allowance based upon other inherent risk factors and imprecision associated with the modeling and estimation process. The first component, the general allocation to homogenous loans, is determined by applying allowance factors to pools of loans that have similar characteristics in terms of business and product type. The general factors are determined by using an analysis of historical charge-off experience by loan pools. The second component of the ALLL analysis involves the estimation of allowances specific to impaired loans. The third component of the ALLL addresses inherent losses that are not otherwise captured in the other components and is applied to homogenous pools of loans. The qualitative factors are subjective and depend on management’s judgment. These factors consider changes in nonperforming and past-due loans, concentrations of loans to specific borrowers and industries, and general and regional economic conditions, as well as other factors existing at the determination date.
The ALLL is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. Loans deemed uncollectible are charged against the ALLL and any subsequent recoveries are credited to the ALLL. The provision for loan losses increased during the first nine months of 2008 to $7.5 million, compared to $235,000 for the same period in 2007. The increase in the provision expense was primarily due to the increase in the allocated reserves for probable incurred losses associated with real estate and construction loans, as a result of recent appraisals received on the underlying properties. The “as is” appraisal values were impacted by the softening of the local economy and the allowance for loan losses was adjusted accordingly. The component of the ALLL related to homogenous pools of loans for real estate and construction loans was also adjusted reflecting the local economy. The balance of the ALLL was $10.0 million or 2.98% of total loans at September 30, 2008, compared to $4.2 million or 1.37% of total loans at December 31, 2007. Net loan charge-offs were $1.9 million in the first nine months of 2008 and was predominantly due to the charge-off of one construction loan sold at foreclosure, the sale of which was completed in July, 2008. The current level of the ALLL is intended to address known and inherent losses that are both probable and estimable at September 30, 2008.
The following table presents an analysis of the ALLL for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$3,603	$4,569	$4,202	$4,432
Loans charged off:
Commercial	32	—	94	85
Real estate – commercial	—	—	—	—
Real estate – residential	—	—	—	—
Construction and development	94	—	1,785	—
Installment – individuals	1	9	10	10

Total charge-offs	127	9	1,889	95

Recoveries:
Commercial	15	57	43	90
Real estate – commercial	94	—	94	—
Real estate – residential	—	2	46	11
Construction and development	—	—	—	—
Installment – individuals	3	12	17	33

Total recoveries	112	71	200	134

Net charge-offs (recoveries)	15	(62)	1,689	(39)

Provision for loan losses	6,395	75	7,470	235

Balance at end of period	$9,983	$4,706	$9,983	$4,706

Ratio of net charges-offs (recoveries) to average loans	0.01%	(0.02)%	0.51%	(0.01)%

Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans greater than 90 days and other real estate owned. Past due loans 90 days or more delinquent and still accruing interest are well secured and in the process of collection. There were $27,000 in this category at September 30, 2008 and $2.1 million at December 31, 2007 that were still accruing interest. Nonaccrual loans at September 30, 2008 totaled $16.9 million, with balances of $1.0 million guaranteed by the Small Business Association (SBA), compared to $8.8 million, with $1.2 million guaranteed by the SBA at December 31, 2007. The largest component of the nonaccrual loans included eight construction loans totaling $14.1 million. Other real estate owned at September 30, 2008 totaled $1.8 million compared to $1.4 million at December 31, 2007.
The following table presents nonperforming assets by category at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$2,498	$1,379
Real estate	14,398	7,384
Installment to individuals	21	—

Total nonaccrual loans	16,917	8,763

Past-due loans	27	2,123
Other real estate owned	1,772	1,410

Total nonperforming assets	$18,716	$12,296

Nonperforming assets exclusive of SBA guarantee	$17,694	$11,080
Ratio of nonperforming assets to gross loans	5.58%	3.98%
Ratio of nonperforming assets to total assets	4.29%	2.76%
Allowance for loan losses to nonperforming assets	53.30%	34.17%
Loans totaling $30.6 million and $7.2 million at September 30, 2008 and December 31, 2007, respectively, were classified as monitored credits subject to management’s attention and are not reported in the preceding table. The increase in classified loans was predominately due to construction and commercial real estate loans that may be impacted by the softening economy. The classification of the monitored credits is reviewed on a quarterly basis or more frequently. The balances of the monitored credits guaranteed by the SBA totaled $659,000 at September 30, 2008 and $1.0 million at December 31, 2007, respectively. The increase in monitored credits was principally due to recent appraisals obtained that showed a decrease in market values of the real estate secured properties.
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents decreased for the period ended September 30, 2008 to a balance of $23.1 million, from a balance of $48.8 million at December 31, 2007. Liquid assets represented 5.3% of total assets at September 30, 2008, as compared to 10.9% of total assets at December 31, 2007.
The Company has additional sources of liquidity available through unpledged investment securities totaling $22.3 million, and unsecured lines of credit available from correspondent banks, which can provide up to $5.0 million, as well as a credit facility of $35.6 million through its membership in the FHLB of Atlanta.
Following the public announcement of the Written Agreement with the OCC, ANB has become restricted in its ability to renew or access deposits through brokers. Moreover, a number of our depositors have sought to reduce their deposits at Adams National Bank. The impact of the Written Agreement on our operations as well as deteriorating credit markets may have an adverse impact on the financial condition and operations including maintaining acceptable liquidity levels.

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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to various market risks in the normal course of conducting its business. Market risk is the potential loss arising from adverse changes in interest rates, prices, and liquidity. The Company has established the Asset/Liability Committee (“ALCO”) to monitor and manage those risks. ALCO meets periodically and is responsible for approving asset/liability policies, formulating and implementing strategies to improve balance sheet and income statement positioning, and monitoring the interest rate sensitivity. The Company manages its interest rate risk sensitivity through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities). These simulations provide a test for embedded interest rate risk and takes into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors. The results are compared to risk tolerance limits set by ALCO policy. Based on the Company’s most recent interest rate sensitivity analysis, the impact to the net interest income and economic value of equity are well within the tolerance limits for both a rising or declining interest rate environment and sensitivity to market risk is low. There has been no material change in market risk as previously disclosed in the Company’s 2007 Annual Report to Stockholders.
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
We have entered into a written agreement with the OCC which may result in adverse results to our operations
On October 1, 2008, the Company’s wholly owned subsidiary, The Adams National Bank (the “Bank”), entered into a written agreement with its primary regulator, The Office of the Comptroller of the Currency (the “OCC”). Under the terms of the written agreement, the Bank has agreed to take certain actions relating to the Bank’s lending operations and capital compliance. Specifically, the OCC is requiring the Bank to take the following actions:
a) conduct a review of senior management to ensure that these individuals can perform the duties required under the Bank’s policies and procedures and the requirements of the written agreement, and where necessary, the Bank must provide a written program to address the training of the Bank’s senior officers;
b) achieve certain regulatory capital levels, which are greater than the regulatory requirements to be “well capitalized” under bank regulatory requirements. In particular, the Bank must achieve a: 12% total risk-based capital to total risk-weighted assets ratio; 11% Tier 1 capital to risk-weighted assets ratio; and 9% Tier 1 capital to adjusted total assets ratio;
c) develop and implement a three-year capital program;
d) make additions to the allowances for loan and lease losses and adopt and implement written policies and procedures for establishing and maintaining the allowance in a manner consistent with the written agreement;
e) adopt and implement an asset diversification program consistent with OCC guidelines and to perform an analysis of the Bank’s concentrations of credit;

f) take all necessary actions to protect the Bank’s interest in criticized assets, adopt and implement a program to eliminate regulatory criticism of these assets, engage in an ongoing review of the Bank’s criticized assets and develop and implement procedures for the effective monitoring of the loan portfolio;
g) hire an independent appraiser to provide a written or updated appraisal of certain assets;
h) develop and implement a program to improve the management of the loan portfolio and to provide the Board with monthly written reports on credit quality;
i) employ a loan review consultant acceptable to the OCC to perform a quarterly quality review of the Bank’s assets;
j) revise the Bank’s lending policy in accordance with OCC requirements; and
k) maintain acceptable liquidity levels.
The written agreement includes time frames to implement the foregoing and on-going compliance requirements for the Bank, including requirements to report to the OCC. The written agreement also requires the Bank to establish a committee of the Board of Directors which will be responsible for overseeing compliance with the written agreement.
The Bank has taken steps to comply with the requirements of the written agreement and expects that it will address all areas of concern.
Following the public announcement of the written agreement, we have become restricted in our ability to renew or access deposits through brokers. Moreover, a number of our depositors have sought to reduce their deposits at Adams National Bank. The impact of the written Agreement on our operations as well as deteriorating credit markets may have an adverse impact on the financial condition and operations including maintaining acceptable liquidity levels.
Our noninterest expense will increase as a result of increases in FDIC insurance premiums
The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).
Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.
Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.
These actions will significantly increase our non-interest expense in 2009 and in future years as long as the increased premiums are in place.
Item 2- Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3- Defaults Upon Senior Securities
     None
Item 4 — Submission of Matters to Vote of Security Holders
     None
Item 5 — Other Information
By letter dated August 1, 2008, the Company’s wholly owned subsidiary, The Adams National Bank (the “Bank”) was advised by the Office of the Comptroller of the Currency that it is deemed to be in “troubled condition” (as defined in Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989). As a result, the Bank must obtain prior regulator approval before adding or replacing a director or employing any senior executive officers or changing the responsibilities of a current employee to those of a senior executive officer. On October 1, 2008, the Bank entered into a written agreement with its primary regulator, The Office of the Comptroller of the Currency (the “OCC”). Under the terms of the written agreement, the Bank has agreed to take certain actions relating to the Bank’s lending operations and capital compliance. For details, see our disclosure in Note 8 to the Unaudited Condensed Consolidated Financial Statements.
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

ABIGAIL ADAMS NATIONAL BANCORP, INC. Registrant
Date: November 19, 2008	/s/ Robert W. Walker
Robert W. Walker
Chairman of the Board, President and Director (Principal Executive Officer)