Form 10-K
period 2008-12-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2009-04-17
CIK 356809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal ended December 31, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the Nasdaq Global Market, was approximately $20.7 million.
As of April 14, 2009, there were outstanding 3,463,569 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I
Item 1. Business.
General
     Abigail Adams National Bancorp, Inc. (the “Company”) is a Delaware-chartered bank holding company which conducts business through its two wholly-owned bank subsidiaries, The Adams National Bank (“ANB”) and Consolidated Bank & Trust Company (“CBT”) (collectively, the “Banks”). ANB serves the nation’s capital through six full-service offices located in Washington, D.C. and Maryland. CBT serves the Richmond and Hampton, Virginia market areas through three full service offices. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and ANB is regulated by the Office of the Comptroller of the Currency. CBT is regulated by the Federal Reserve Board and the Bureau of Financial Institutions of the Commonwealth of Virginia (“Bureau of Financial Institutions”). The Company’s assets consist primarily of its ownership in the shares of the Banks’ common stock and cash it receives from the Banks in the form of dividends or other capital distributions. At December 31, 2008, the Company had consolidated assets of $423.7 million, deposits of $347.0 million and shareholders’ equity of $24.3 million.
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
     The Company reports two operating segments comprised of its subsidiaries, ANB and CBT, for which there is discrete financial information available. Both segments are engaged in providing financial services in their respective market areas and are similar in each of the following: the nature of their products, services; and processes; type or class of customer for their products and services; methods used to distribute their products or provide their services; and the nature of the banking regulatory environment. The Company is deemed to represent an overhead function rather than an operating segment. For additional information on segment reporting, see Note 22 of the Notes to Consolidated Financial Statements.
     The executive office of the Company is located at 1130 Connecticut Avenue, N.W., Washington, D.C. 20036. The telephone number is (202) 772-3600.
Recent Developments
     On December 31, 2008, the Company entered into a definitive agreement to be acquired by Premier Financial Bancorp, Inc., Huntington, West Virginia. Pursuant to the agreement, each shareholder of the Company will receive 0.4461 shares of Premier Financial common stock. The entire transaction is valued at approximately $10.9 million based upon Premier Financial’s closing price on December 31, 2008. The transaction is subject to regulatory and shareholder approval and is expected to be completed during the second quarter of 2009.
     On October 1, 2008, the Company’s wholly owned subsidiary, The Adams National Bank (the “Bank”) entered into a written agreement with its primary regulator, The Office of the Comptroller of the Currency (the “OCC”). Under the terms of the written agreement, the Bank has agreed to take certain actions relating to the Bank’s lending operations and capital compliance. Specifically, the OCC is requiring the Bank to take certain enumerated actions. See “Supervision and Regulation—Written Agreement” for further information.
Recent Market Developments
     In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. EESA provides, among other things, for a Troubled Assets Relief Program (“TARP”), under which the U.S. Department of the Treasury has the authority to purchase up to $700 billion of securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

     On October 14, 2008, the Treasury Department announced a Capital Purchase Program (“CPP”) under the TARP pursuant to which it would acquire equity investments, usually preferred stock, in banks and thrifts and their holding companies. Participating financial institutions also were required to adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the department holds equity issued under the CPP. We have not applied to receive an investment under the CPP.
     On February 10, 2009, Treasury announced its Capital Assistance Program (“CAP”) under which Treasury will make capital available to financial institutions through Treasury’s purchase of cumulative mandatorily convertible preferred stock. The preferred shares will mandatorily convert to common stock after seven years. Prior to that time, the preferred shares are convertible in whole or in part at the option of the institution, subject to the approval of the institution’s primary federal regulator. Institutions that have received an investment from Treasury under the CPP may use proceeds from the CAP to redeem preferred shares issued in the CPP, effectively exchanging the preferred stock sold under the CPP for CAP convertible preferred stock.
     On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. Under the new rule, the total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits, depending on the risk category of the institution and the institution’s levels of unsecured debt, secured liabilities, and brokered deposits. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. However, the FDIC has indicated a willingness to decrease the special assessment to 10 basis points under certain circumstances concerning the overall financial health of the insurance fund. Special assessments of 10 and 20 basis points would result in additional expense of approximately $293,000 to $586,000, respectively. The interim rule also allows for additional special assessments.
     On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”). This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Company has opted not to participate in this component of the TLGP. The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions participating in this component of the TLGP. The Company has chosen to participate in this component of the TLGP.
     The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the recipient has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.
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
     The services offered by the Banks can be broadly characterized as being commercial or retail in nature. Commercial services offered by the Banks include offering a variety of commercial real estate, construction, and commercial business loans, cash management services, letters of credit and collateralized repurchase agreements. Commercial business loans are typically made on a secured basis to corporations, partnerships and individual businesses. To a lesser extent, the Banks offer consumer loans to their retail customers. The Banks’ retail banking services also include a variety of deposit account products including transaction accounts, money market accounts, certificates of deposit and Individual Retirement Accounts. The Banks use funds they have on hand, as well as borrowings, in order to fund their lending and investment activities.
     The Banks have automated teller machine access to the STAR, AMEX, PLUS and CIRRUS systems. The Banks offer their customers traditional on-line banking services and 24 hour telephone banking.
Lending Activities
     The Banks provide a range of commercial and retail lending services to individuals, small to medium-sized businesses, professional corporations, nonprofit organizations and other organizations. These services include, but are not limited to, commercial business loans, commercial real estate loans, construction and development loans, renovation and mortgage loans, SBA loans, loan participations, consumer loans, revolving lines of credit and letters of credit. Consumer lending primarily consists of personal loans made on a direct, secured basis. Real estate loans are originated primarily for commercial purposes. To a lesser extent, the Banks originate construction loans. The Banks offer loans which have fixed rates, as well as loans with rates which adjust periodically. At December 31, 2008, approximately $101.0 million or 31.1% of the Banks’ total loan portfolio consisted of loans with adjustable rates.
     The Banks provide financing to nonprofit organizations for construction and renovation of local headquarters, working capital lines of credit and equipment financing. Current nonprofit customers of the Banks include organizations which focus on issues relating to children’s rights, community housing, religion, education and health care.
     Commercial and real estate lending is performed by the ANB and CBT Lending Divisions, which are comprised of 13 loan officers, 9 of which are ANB loan officers. The loan support staff includes the Loan Operations and Administration staff of 15, who are responsible for preparing loan documents, recording and processing new loans and loan payments, ensuring compliance with regulatory requirements, and working with the Lending Divisions, in order to ensure the timely receipt of all initial and ongoing loan documentation and the prompt reporting of any exceptions. Credit analysis on loans is performed by the individual loan officers, using a credit analysis computer program, which provides not only the flexibility necessary to analyze loans but also the structure to ensure that all documentation requirements are appropriately met.
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

	At December 31,
	2008	2007	2006	2005	2004
			(In thousands)

Commercial and industrial	$43,733	$38,606	$39,323	$39,876	$28,756
Real estate:
Commercial mortgage	163,228	128,320	136,540	124,578	90,477
Residential mortgage	54,887	67,375	55,860	48,489	49,737
Construction and development	61,485	70,798	73,986	33,844	10,676
Installment to individuals	1,648	2,716	2,714	2,057	958

Total loans	324,981	307,815	308,423	248,844	180,604
Less: net deferred loan fees	(217)	(332)	(466)	(557)	(332)

Total, net	$324,764	$307,483	$307,957	$248,287	$180,272

     For further information regarding the Banks’ loan portfolio composition, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” filed as Exhibit 13 to the Form 10-K and Note 7 to the Notes to the Consolidated Financial Statements.
Commercial Business Lending
     The Banks provide a wide range of commercial business loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. In most cases, the Banks have collateralized these loans and/or taken personal guarantees to help assure repayment. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. Terms of commercial business loans generally range from one year to five years. These loans often require that borrowers maintain deposits with the Banks as compensating balances. Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Although commercial business loans are often collateralized by real estate, equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. As of December 31, 2008, commercial loans (including SBA guaranteed loans) totaled $43.7 million, the largest of which had a principal balance of $3.2 million, and at December 31, 2008 was performing in accordance with its terms.
     The Banks also offer Small Business Administration (“SBA”) guaranteed loans, which provide better terms and more flexible repayment schedules than conventional financing. SBA loans are guaranteed up to a maximum of 85% of the loan’s balance. As lending requirements of small businesses grow to exceed either Bank’s lending limit, the Banks have the ability to sell participations in these larger loans to other financial institutions on a servicing retained basis. The Banks believe that such participations will help to preserve lending relationships while providing a high level of customer service. At December 31, 2008, SBA-guaranteed loans totaled $3.8 million.

Real Estate Lending
     At December 31, 2008, the Banks’ real estate loan portfolio consisted of commercial real estate mortgages totaling $163.2 million, and residential real estate mortgages totaling $54.9 million. Commercial real estate loans are generally for terms of five years and amortize over a 15- and 25-year period. Commercial real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. In underwriting commercial real estate loans, the Banks consider the borrower’s overall creditworthiness and capacity to service debt, secondary sources of repayment and any additional collateral or credit enhancements. Our largest commercial real estate loan had a principal balance of $4.5 million at December 31, 2008 and was secured by a first deed of trust. At December 31, 2008 this loan was performing in accordance with its terms.
     Residential real estate loans are generally originated for terms of five years, amortize over a 25 year period, with a balloon payment at the term end. Residential real estate loans are generally originated in amounts up to 80% loan to value of the underlying collateral. Our largest residential real estate loan had a principal balance of $4.3 million at December 31, 2008. The underwriting for a residential real estate loan is the same as for a commercial real estate loan.
     The majority of the $61.5 million in construction and land development loans at December 31, 2008 are primarily for construction and renovation of commercial real estate properties. Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Multi-family and commercial real estate lending involves significant additional risks, as compared to one- to four-family residential lending. For example, such loans typically involve large loans to single borrowers or related borrowers. The payment experience on such loans is typically dependent on the successful completion and subsequent operation of the project, and these risks can be significantly affected by the supply and demand conditions in the market for commercial property and multi-family residential units. To minimize these risks, the Banks limit the aggregate amount of outstanding construction loans to one borrower, and generally make such loans only in their market area and to borrowers with which the Banks have substantial experience or who are otherwise well known to the Banks. It is the Banks’ current practice to obtain personal guarantees and current financial statements from all principals obtaining commercial real estate loans. The Banks also obtain appraisals on each property in accordance with applicable regulations.
Consumer Lending
     The Banks’ consumer lending includes loans for motor vehicles, and small personal credit lines. Consumer loans generally involve more risk than residential real estate mortgage and commercial real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower’s continuing financial stability. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. In underwriting consumer loans, the Banks consider the borrower’s credit history, an analysis of the borrower’s income, expenses and ability to repay the loan and the value of the collateral. At December 31, 2008, consumer loans totaled $1.6 million.
Delinquencies and Classified Assets
     Collection Procedures. Delinquent loans are reviewed on a weekly basis. When a loan becomes 10 days past due, loan officers attempt to contact the borrower. Generally, loans that are 30 days delinquent will receive a default notice from the Banks. With respect to consumer loans, the Banks will commence efforts to repossess the collateral after the loan becomes 30 days delinquent. Generally, after 90 days the Banks will commence legal action.

     Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on a nonaccrual status is reversed from interest income. Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more, and other real estate owned. At December 31, 2008, the Banks had nonperforming assets of $37.9 million and a ratio of nonperforming assets to total assets of 8.95%. The increase in nonperforming assets is due to the general weakening of the economic conditions and decline in real estate values in the markets served by the Company. The increase in nonperforming loans is primarily attributable to our condominium and condo tenant association construction and multi-family residential real estate loan portfolios, which experienced deterioration in estimated collateral values and repayment abilities, where repayment is dependent upon the sale of condominium units. To assist in identifying weakness in the real estate loan portfolio, updated appraisals were ordered in the fourth quarter of 2008, and these appraisals have shown a decrease in market values of real estate secured properties. In addition, an independent loan review was conducted in the fourth quarter of 2008, to review all loans with balances greater than $150,000. The results of the appraisal updates and the results of the independent loan review were taken into account in increasing our provision for loan losses. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. To address the increase in the nonperforming loans, the provision for loan losses was $11.8 million for the year ended December 31, 2008.
     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio and current economic conditions. Such evaluation also includes a review of all loans on which full collectibility may not be reasonably assured, including among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, geographic concentrations and other factors that warrant recognition in providing for an adequate loan loss allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowance for loan losses and valuation of other real estate owned. Such agencies may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. At December 31, 2008, the total allowance was $12.5 million, which amounted to 3.85% of total loans and 33.01% of nonperforming assets. Management considers whether the allowance should be adjusted to protect against risks in the loan portfolio. Management will continue to monitor and modify the level of the allowance for loan losses in order to maintain it at a level which management considers adequate to provide for probable loan losses.
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

	At December 31,
	2008		2007			2006			2005			2004
		% of Loans			% of Loans			% of Loans			% of Loans			% of Loans
		in Each			in Each			in Each			in Each			in Each
		Category			Category			Category			Category			Category
		to total			to total			to total			to total			to total
	Amount	Loans	Amount		Loans	Amount		Loans	Amount		Loans	Amount		Loans
	(Dollars in thousands)
Balance at end of period applicable to:
Commercial and industrial	$1,587	12.7%	$952		12.5%	$1,078		12.7%	$1,799		16.0%	$720		15.9%
Commercial-mortgages	1,762	14.1	(a	)		(a	)		(a	)		(a	)
Residential -mortgages	1,212	9.7	(a	)		(a	)		(a	)		(a	)
Construction	7,922	63.3	(a	)		(a	)		(a	)		(a	)
Total real estate	10,896		3,235		86.4	3,334		86.4	2,418		83.2	1,826		83.6
Installment	31	0.2	15		0.9	20		0.9	60		0.8	12		0.5
Unallocated	—	—	—		—	—		—	68		—	—		—

Total allowance for loan losses	$12,514	100.0%	$4,202		100.0%	$4,432		100.0%	$4,345		100.0%	$2,558		100.0%

(a)	Information is not available by category for these years.
     For the year ended December 31, 2008, gross interest income which would have been recorded had the nonaccruing loans of $33.8 million been current in accordance with their original terms amounted to $1.2 million.

We did not include any interest income on such loans for the year ended December 31, 2008. For further information regarding the Banks’ allowance for loan losses and asset quality see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality” filed as Exhibit 13 to the Form 10-K and Note 7 to the Notes to the Consolidated Financial Statements.
Investment Activities
     The Banks’ investment portfolio consists of obligations of U.S. Government sponsored agencies and corporations, U.S. Treasuries, mortgage-backed securities, corporate debt securities, and marketable equity securities. At December 31, 2008, investment securities totaled $66.0 million of which $62.8 million were classified as available for sale. Total investment securities classified as held to maturity were $3.2 million at December 31, 2008. For further information regarding the Banks’ investments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Investments” filed as Exhibit 13 to the Form 10-K and Note 6 to the Notes to the Consolidated Financial Statements.
     Investment Portfolio. At December 31, 2008, the carrying value of our investment securities and interest earning deposits was approximately $68.7 million. The following table sets forth the carrying value of our investments at the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)

U.S. Government and agency obligations	$47,669	$64,481	$48,911
Mortgage-backed securities	12,699	8,902	6,517
Municipal securities	898	—	—
Corporate debt securities	4,404	5,600	6,634
Marketable equity securities	319	718	1,007
Interest-earning deposits	2,659	20,380	5,823

Total investments	$68,648	$100,081	$68,892

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
     The Banks’ deposits totaled $347.0 million at December 31, 2008. Demand deposits totaled $67.2 million and comprised 19.4% of total deposits. Savings, NOW, and money market accounts totaled $107.2 million and comprised 30.9% of total deposits. Certificates of deposit were 49.7% of the total deposits for a balance of $172.6 million. Certificates of deposit include brokered deposits totaling $79.7 million, of which $67.0 million or 84.0% are CDARS (Certificate of Deposit Account Registry Service) deposits. CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC-insured certificates of deposits at other banks and to simultaneously receive an equal sum of funds from the customers of other banks in the CDARS Network. The majority of CDARS deposits are gathered within our geographic footprint through established customer relationships. For further information regarding the Banks’ deposits see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Deposits” and Note 9 to the Notes to the Consolidated Financial Statements in Exhibit 13 of Form 10-K.
     As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $47.3 million. The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008. These deposits represented 13.6% of our total deposits at December 31, 2008.

Remaining Maturity	Amount
(In thousands)
Three months or less	$18.8
Three through six months	12.9
Six through twelve months	11.2
Over twelve months	4.4

Total	$47.3

Borrowed Funds
     The Company’s short-term borrowings consist of securities sold under repurchase agreements and FHLB advances totaling $24.5 million at December 31, 2008. Long-term debt consists of a FHLB advance and various corporate term notes and lines of credit totaling $26.1 million at an average rate of 4.53% at December 31, 2008. For further information regarding the Banks’ borrowed funds see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Borrowed Funds, and Contractual Commitments” and Notes 12 and 13 in the Notes to the Consolidated Financial Statements in Exhibit 13 to the Form 10-K.
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
Employees
     At December 31, 2008, the Company employed 102 people on a full time basis. The employees are not represented by a union and management believes that its relations with its employees are good.
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

The Banks
     ANB, as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency (the “OCC”). If, as a result of an examination of ANB, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the ANB’s operations are unsatisfactory or that ANB or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation of law or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of ANB, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a bank’s deposit insurance, in the absence of action by the OCC and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. On October 1, 2008, ANB entered into a written agreement with the OCC. The written agreement was filed with the SEC as an exhibit to a current report on Form 8-K dated October 2, 2008. Under the terms of the written agreement, ANB has agreed to take certain actions relating to its lending operations and capital compliance. For details, see our disclosure below in section “Written Agreement” and in Note 4 in the Notes to the Consolidated Financial Statements filed in Exhibit 13 to the Form 10-K.
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
Insurance of Deposit Accounts
     Our deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, pursuant to its statutory authority, the Board of the Federal Deposit Insurance Corporation recently increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2009. Our deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.
     On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. Under the new rule, the FDIC will first establish an institution’s initial base assessment rate. This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate will be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. However, the FDIC has indicated a willingness to decrease the special assessment to 10 basis points under certain circumstances concerning the overall financial health of the insurance fund. Special assessments of 10 and 20 basis points would result in additional expense to the Company of approximately $293,000 to $586,000, respectively. The interim rule also allows for additional special assessments.

     On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program (“TLGP”). This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. On February 27, 2009, the FDIC issued an interim rule allowing participants to apply to have the FDIC guarantee newly issued senior unsecured debt that mandatorily converts into common shares on a specified date that is on or before June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company has opted not to participate in this component of the TLGP. The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions participating in this component of the TLGP. The Company has chosen to participate in this component of the TLGP. The additional expense related to this coverage is not expected to be significant for either of the Banks.
     On February 10, 2009, Treasury announced its Capital Assistance Program (“CAP”) under which Treasury will make capital available to financial institutions through Treasury’s purchase of cumulative mandatorily convertible preferred stock. The preferred shares will mandatorily convert to common stock after seven years. Prior to that time, the preferred shares are convertible in whole or in part at the option of the institution, subject to the approval of the institution’s primary federal regulator. Institutions that have received an investment from Treasury under the CPP may use proceeds from the CAP to redeem preferred shares issued in the CPP, effectively exchanging the preferred stock sold under the CPP for CAP convertible preferred stock
     The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the recipient has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.
     In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.12 basis points for each $100 in domestic deposits maintained at an institution.
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

b) achieve certain regulatory capital levels, which are greater than the regulatory requirements to be “well capitalized” under bank regulatory requirements by October 31, 2008. In particular, the Bank must achieve a: 12% total risk-based capital to total risk-weighted assets ratio; 11% Tier 1 capital to risk-weighted assets ratio; and 9% Tier 1 capital to adjusted total assets ratio;
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
i) employ a consultant to perform a quarterly quality review of the Bank’s assets;
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
     The Bank has taken steps to comply with the requirements of the written agreement. At December 31, 2008, ANB’s capital ratios did not conform to the Written Agreement. See Note 16 in the Notes to the Consolidated Financial Statements filed as Exhibit 13 to the Form 10-K.
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
     The Banks’ regulators have authority to prohibit the Banks from engaging in activities that, in the regulators opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the regulator could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Banks or the Company may pay. Pursuant to the terms of the Written Agreement, Adams National Bank may not make any capital distributions to the Company without written approval from the OCC.

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
     Under federal regulations, an institution is generally considered “well capitalized” if it has a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6%, and a Tier I capital (leverage) ratio of at least 5%. Federal law generally requires full-scope on-site annual examinations of all insured depository institutions by the appropriate federal bank regulatory agency, although the examination may occur at longer intervals for small well-capitalized or state chartered banks. Pursuant to the terms of the Written Agreement, Adams National Bank is required to maintain a total risk-based capital ratio of 12%, a Tier 1 risk-based capital ratio of 11%, and a leverage ratio of at least 9% in order to be considered “adequately capitalized”.
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
Item 1A. Risk Factors.
     The Company experienced a net loss for the year ended December 31, 2008, the first net loss in the history of the Company.
     We realized a net loss of $5.8 million for 2008, compared to net income of $3.1 million for 2007. The net loss was the direct result of an $11.8 million charge to the provision for loan losses. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The increase in the provision for loan losses is primarily attributable to our condominium and condo tenant association construction and multi-family residential real estate loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities, where repayment is dependent upon the sale of condominium units. Other reasons for the increase in the provision for loan losses are attributable to an overall increase in nonperforming assets and the continuing general weakening of the economic conditions and decline in real estate values in the markets served by the Company.
     Abigail Adams National Bancorp, Inc.’s Commercial Real Estate and Commercial Business Loans Expose it to Increased Lending Risks.
     Our financial condition may be affected by a decline in the value of the real estate securing our loans. Real estate values have recently been declining in our market, which may affect our financial condition. If we continue to receive updated appraisals revealing significant additional weakness in our collateral, it will likely result in further losses. At December 31, 2008, the Company’s portfolio of commercial real estate loans totaled $163.2 million, and commercial business loans totaled $43.7 million. These two categories of loans represent 63.7% of the Company’s loan portfolio. The Company has curtailed its emphasis on the origination of these types of loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operations and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Company’s borrowers have more than one commercial real estate or commercial business loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.
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

     During 2008, there has been a decline in the housing market and real estate markets and in the general economy, both nationally and locally, due to the recession that began in December 2007. Housing markets have deteriorated throughout 2008 and through the present day, as evidenced by reduced levels of sale, increasing inventories of houses and condominiums on the market, declining house prices and an increase in the length of time houses remain on the market. It is possible that these conditions will not improve or will worsen or that such conditions will result in a decrease in our interest income, an increase in our non-performing loans, and an increase in our provision for loan losses.
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
     If Abigail Adams National Bancorp, Inc.’s Allowance for Credit Losses is Not Sufficient to Cover Actual Loan Losses, its operating results will be adversely affected.
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
     Changes in Interest Rates Could Adversely Affect Abigail Adams National Bancorp, Inc.’s Results of Operations and Financial Condition.
     The Company’s results of operations and financial condition are significantly affected by changes in interest rates. The Company’s results of operations depend substantially on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. At December 31, 2008, the Company’s interest rate risk profile indicated that net interest income would increase in a rising interest rate environment, but would decrease in a declining interest rate environment.
     Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular the Company’s securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2008, the Company’s available for sale securities totaled $62.8 million. Decreases in the fair value of securities available for sale could have an adverse effect on shareholders’ equity or earnings.

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
     Abigail Adams National Bancorp, Inc. Operates in a Highly Regulated Environment and May Be Adversely Affected By Changes in Laws and Regulations and the ANB Written Agreement with the OCC.
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
     If the Banks’ current capital ratios decline below the regulatory threshold for an “adequately capitalized” institution, the Banks’ will be considered “undercapitalized” which will have a material and adverse effect on the Company.
CBT has met the requisite capital ratios to be considered “well capitalized”. ANB can not be considered “well capitalized” while under the Written Agreement dated October 1, 2008, and must maintain the following capital levels: total risk based capital equal to 12% of risk-weighted assets; tier 1 capital at least equal to 11% of risk-weighted assets; and tier 1 capital at least equal to 9% of adjusted total assets. At December 31, 2008, ANB was considered to be “adequately capitalized” , however ANB’s capital ratio levels did not comply with those required by the Written Agreement. For the capital ratios of each Bank and that of the consolidated Company at December 31, 2008 and 2007 see tables in Note 16 to the Company’s consolidated financial statements.

     The Federal Deposit Insurance Act (FDIA) requires each federal banking agency to take prompt corrective action with respect to banks that do no meet the minimum capital requirements. Once a bank becomes undercapitalized, it is subject to various requirements and restrictions, including a prohibition of the payment of capital distributions and management fees, restrictions on growth of the bank’s assets, and a requirement for prior regulatory approval of certain expansion proposals. In addition, an undercapitalized bank must file a capital restoration plan with its principal federal regulator.
     If an undercapitalized bank fails in any material aspect to implement a plan approved by its regulator, the agency may impose additional restrictions on the bank. These include, among others, requiring the recapitalization or sale of the bank, restrictions with affiliates, and limiting the interest rates the bank my pay on deposits. Further, even after the bank has attained adequately capitalized status, the appropriate federal agency may, if it determines, after notice and hearing, that the bank is in an unsafe or unsound condition or has not corrected a deficiency from its most recent examination, treat the bank as if it were undercapitalized and subject the bank to the regulatory restrictions of such lower classification.
     In addition to measures taken under the prompt corrective action provisions with respect to undercapitalized institutions, insured banks and their holding companies may be subject to potential enforcement actions by their regulators for unsafe and unsound practices in conducting their business or the violations of law or regulation, including the filing of false or misleading regulatory reports. Enforcement actions under this authority may include the issuance of cease and desist orders, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or the removal and prohibition orders against “institution-affiliates parties”. Further, the Federal Reserve may bring an enforcement action against the bank holding company either to address the undercapitalization in the holding company or to require the holding company to implement measures to remediate undercapitalization in a subsidiary. It is possible that if ANB realizes losses over the next few quarters, ANB may fall into the “undercapitalized” regulatory classification, which would have a material and adverse effect on the bank and the Company.
     The Company’s Expenses Will Increase As A Result Of Increases in FDIC Insurance Premiums.
     On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. On February 27, 2009, the FDIC issued a final rule changing the way that the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. For more information on FDIC assessments, see “Regulation and Supervision—FDIC Insurance on Deposits”.
     ANB is no longer considered “well capitalized” for regulatory capital purposes, which will cause the Bank to incur increased premiums for deposit insurance and require FDIC approval to gather brokered deposits including CDARS reciprocal deposits.
     As of the date of the Written Agreement with the OCC, October 1, 2008, ANB is not considered “well capitalized” for regulatory purposes. As a result, the FDIC will assess higher deposit insurance premiums on ANB, which will negatively impact earnings. In addition, we will be required to obtain FDIC approval to gather or renew brokered deposits including CDARS reciprocal deposits, during such time as we remain “adequately capitalized” for regulatory purposes. Requiring us to obtain regulatory approval prior to accepting or renewing brokered deposits will affect our ability to improve our liquidity position.
     ANB’s capital ratios will likely restrict our ability to grow our balance sheet as we have in the past, which could adversely affect our results of operations, financial condition, and liquidity.
     The net loss in 2008 has reduced our stockholders’ equity. If we experience additional losses in the future, it will likely restrict our ability to grow the balance sheet as we have in the past. Accordingly, ANB’s short term strategy is to manage our credit quality and strengthen, rather than grow, our balance sheet. If our credit quality continues to deteriorate, additional decreases to stockholders’ equity may occur. Any future growth may subject ANB to risk that such growth, absent an increase in ANB regulatory capital, would cause ANB to remain below the minimum requirements to be considered “adequately capitalized”. If we are not able to grow our assets, our results of operations, financial condition and liquidity may be adversely affected.
     Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing out cost of funds.
     Our ability to make loans is directly related to our ability to secure funding. Core deposits are our primary source of liquidity. We rely on advances from the FHLB of Atlanta as a funding source. Beginning in the third quarter of 2008, ANB did not have access to purchase federal funds under agreements from other correspondent banks and it is possible that ANB will continue to not have access to purchase federal funds while under the Written Agreement with the OCC.

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

Location	Expiration of Lease

1501 K Street, N.W.	2012
50 Massachusetts Avenue, N.E.	2014
Union Station ATM	2009
Union Station ATM	2009
802 7th Street, N.W.	2012
1729 Wisconsin Avenue, N.W.	2013
1604 17th Street, N.W.	2016
1130 Connecticut Avenue, N.W.	2012
8121 Georgia Avenue	2013
1627 K Street, N. W.	2012
5214 Chamberlayne Avenue	2009
     In 2008, the Company and the Banks incurred rental expense on leased real estate of approximately $1.2 million. The Company considers all of the properties leased by the ANB and CBT to be suitable and adequate for their intended purposes. At December 31, 2008, the book value of the Banks’ premises and equipment was $5.0 million.
Item 3. Legal Proceedings.
     Although the Banks, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings (other than the Written Agreement) to which the Company, ANB and CBT are a party or to which any of their property is subject.
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

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended

March 31, 2008	$11.85	$10.15	$0.125
June 30, 2008	11.50	9.20	0.125
September 30, 2008	8.95	5.29	—
December 31, 2008	6.28	2.51	—
March 31, 2007	14.39	13.31	0.125
June 30, 2007	14.34	13.50	0.125
September 30, 2007	14.00	13.42	0.125
December 31, 2007	13.91	10.37	0.125
     As of April 14, 2009, the Company had 834 shareholders of record, and there were 3,463,569 shares outstanding. Please see “Item 1. Business—Supervision and Regulation—Restrictions on Transfers of Funds to the Company by the Banks” for a discussion of restrictions on the ability of the Banks to pay the Company dividends.
     The Company did not have any common stock repurchase activity during the fourth quarter of 2008.
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights.	and rights.	reflected in column (a)).
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	170,156
Equity compensation plans not approved by security holders	8,062	$5.21	—
Total	8,062	$5.21	178,218
     The Company adopted a non-statutory stock option plan (2000 Stock Option Plan) on February 15, 2000 that was not submitted for approval to the shareholders. A total of 30,250 shares of common stock were authorized for issuance to key employees and non-employee directors. All options were granted at an exercise price of $5.21 per share, representing 90% of the fair market value of the Company’s common stock at the date of the grant. The options vested over three years and expire after ten years from the date of grant. As of December 31, 2008, 20,676 options have been exercised and 1,512 options have been forfeited in the 2000 Stock Option Plan.
     The Company sponsors a Nonqualified Stock Option Plan, originally adopted in 1987, and amended in 1989, pursuant to which non-statutory stock options for up to 170,156 shares, as adjusted, of the Company’s common stock can be awarded to officers of the Company. Since its inception in 1987, no awards have been made under the Nonqualified Stock Option Plan.
     The stock performance graph, is found in the Notes to the Consolidated Financial Statements which are filed in Exhibit 13 of the Form 10-K.

Item 6. Selected Financial Data.
     See the Management Discussion and Analysis in Exhibit 13 of the Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference in Exhibit 13 of the Form 10-K.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
     For information regarding market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations which is incorporated by reference in Exhibit 13 of the Form 10-K.
Item 8. Financial Statements and Supplementary Data.
     The Financial Statements identified in Item 15(a)(1) hereof are included in Exhibit 13 of the Form 10-K.
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
     There were no significant changes made in our internal controls during the fourth quarter of 2008 or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Our Board of Directors is currently composed of eight members. Our bylaws provide that all directors are elected annually.
     The table below sets forth certain information regarding the composition of our Board of Directors.

Name	Age(1)	Positions Held	Since
A. George Cook	75	Director	1998
Marshall T. Reynolds	72	Director	1995
Joseph L. Williams	64	Director	1998
Douglas V. Reynolds	33	Director	2002
Sandra C. Ramsey	48	Director	2006
Todd Shell	40	Director	2008
David Bradley	58	Director	2008
Robert W. Walker	62	President and	2008
		Chief Executive Officer

(1)	As of December 31, 2008.
     The principal occupation during the past five years of each director and executive officer is set forth below. All directors and executive officers have held their present positions for five years unless otherwise stated.
     A. George Cook is the Principal of George Cook & Co., Senior Fellow of the School of Public Policy at George Mason University, and Chairman Emeritus and retired Chief Executive Officer of Colonial Parking, Inc. Mr. Cook is currently a director of the Classica-Seneca Theater Company and a regional Board Member of the Sorenson Institute, University of Virginia. Mr. Cook is a former Chair of the National Policy Council of the Urban Land Institute, director and past Executive Committee member of the Greater Washington Board of Trade and member and past Chairman of the Board of the National Parking Association. He is a past Board Member of the Girl Scouts of the USA, a former member of the City Council of the City of Alexandria and a former Chairman of the Commission of Local Government for the Commonwealth of Virginia. Mr. Cook is a former member of the Board of Visitors of George Mason University and a former Vice Chairman of the Virginia State Electoral Board. He is a graduate of the George Washington University.
     Sandra C. Ramsey is the Senior Vice President of Finance and Treasurer for Acosta, Inc., a sales, service and marketing company for major consumer product manufacturers and retailers. Mrs. Ramsey joined Acosta as Corporate Controller in February 1998. Mrs. Ramsey is a Certified Public Accountant with over 20 years of experience in accounting and finance. Mrs. Ramsey is a Member of the Board of Directors and President of Leadership Jacksonville and Treasurer of the Early Learning Coalition of Duval County. Mrs. Ramsey is a graduate of West Virginia University.
     Marshall T. Reynolds is the Chairman of the Board, President and Chief Executive Officer of Champion Industries, Inc., a holding company for commercial printing and office products companies, a position he has held since 1992. Mr. Reynolds became Chairman of the Board of Premier Financial Bancorp in Huntington, West Virginia in 1996. In addition, Mr. Reynolds is Chairman of the Board of First Guaranty Bancshares, Inc. in Hammond, Louisiana, and Portec Rail Products, Inc. in Pittsburgh, Pennsylvania and a director of Summit State Bank. He also is the Chairman of the Board of Energy Services of America Corp. From 1964 to 1993, Mr. Reynolds was President and Manager of The Harrah and Reynolds Corporation (predecessor to Champion Industries, Inc.). From 1983 to 1993, he was Chairman of the Board of Banc One, West Virginia Corporation (formerly Key Centurion Bancshares, Inc.). Mr. Reynolds has served as Chairman of The United Way of the River Cities, Inc. and Boys and Girls Club of Huntington. Mr. Reynolds is the father of Director Douglas V. Reynolds.

     Douglas V. Reynolds is an attorney for Reynolds & Brown, PLLC. Mr. Reynolds is the President of the Transylvania Corporation and is Chairman of C. J. Hughes Construction Company, and a director of The Harrah and Reynolds Corporation, and Portec Rail Products, Inc. Mr. Reynolds is a graduate of Duke University and holds a law degree from West Virginia University. Mr. Reynolds is the son of Director Marshall T. Reynolds.
     Joseph L. Williams is a director of the Company and The Adams National Bank since 1995 and the Chairman, President and CEO of Consolidated Bank & Trust Company since February 2007. He is the Chairman and Chief Executive Officer of Basic Supply Company, Inc., which he founded in 1977. Mr. Williams was one of the organizers and is a director of First Sentry Bank, Huntington, West Virginia. Mr. Williams is a member of the West Virginia Governor’s Workforce Investment Council. He is a former director of Unlimited Future, Inc., a small business incubator, and a former Member of the National Advisory Council of the United States Small Business Administration. Mr. Williams is a former Mayor and City Councilman of the City of Huntington, West Virginia. He is a graduate of Marshall University with a degree in finance and is a former member of its Institutional Board of Governors.
     Philip Todd Shell, is the Chief Investment Officer of Guyan Machinery Rebuilders and Caspian Holdings of Delaware, and is a director of Guyan Machinery Company, Portec Rail Products, Inc., St. Mary’s Medical Foundation, Consolidated Bank & Trust Company, Hospice of Huntington, Huntington Museum of Art, West Virginia Education Alliance, Marshall University Business Scholl, and United Way of the River Cities. Mr. Shell became a director of the Company in 2008 and is a member of the Audit Committee of the Company. He beneficially owns 2,320 shares of Company common stock.
     David Bradley, has served as a director of The Adams National Bank since June of 2002, and as Director of the Company since November 2008. Mr. Bradley is the Founder and Executive Director of the National Community Action Foundation, a private, non-profit advocacy organization that represents a network of 1,100 community action agencies. Mr. Bradley is also the Chief Executive Officer of each of the National Workforce Association and USAWorks!, organizations that advocate for, and assist in the development of, job training systems in the United states. Mr. Bradley beneficially owns over 300 shares of Company common stock.
     Robert W. Walker, is Chairman, President and Chief Executive Officer of the Company and is a Director of the Company and the Bank, positions he has held since September 2008. Mr. Walker serves as the President, Chief Executive Officer and Director of Premier Financial Bancorp, Inc. in Huntington, West Virginia and is a director of its wholly owned subsidiaries. Mr. Walker has held that position since October 2001. From September 1998 until October 2001, Mr. Walker was President of Boone County Bank, Inc. Prior to that time, Mr. Walker was a Regional Vice President at Bank One, West Virginia, N.A. Mr. Walker was also appointed as Acting Interim President and Chief Executive Officer of the Bank. The appointment was made subject to the authority of the Comptroller of the Currency to issue a notice of disapproval.
Executive Officers who are not Directors:
     Karen E. Troutman, age 61, is our Senior Vice President and Chief Financial Officer of Abigail Adams National Bancorp and The Adams National Bank since 1998. Mrs. Troutman has over 30 years of experience in the financial services industry in the areas of financial management and accounting. Mrs. Troutman’s prior work experience included over twenty years at Household International (now HSBC) in the capacity of Division Controller for Household Bank and at the corporate headquarters in the Treasury Department serving in various management positions. Mrs. Troutman holds a Masters Degree from The Johns Hopkins University.

Item 11. Executive Compensation
Personnel Committee
     The Personnel Committee reviews the performance of named executive officers, as well as other officers and employees, and determines the compensation programs of these individuals. Directors Cook and Shell comprise the Personnel Committee. Mr. Cook and Mr. Shell are independent and neither has ever been an officer or employee of us or any of our subsidiaries. The Personnel Committee met two times during 2008 to determine compensation and to review compensation programs.
     The Board of Directors has appointed a Personnel Committee which administers the compensation program. The Committee strives to offer a fair and competitive policy to govern named executive officers’ base salaries and an incentive plan and to attract and retain competent, dedicated, and ambitious managers whose efforts will enhance our products and services and our subsidiary banks, resulting in higher profitability, increased dividends to our stockholders and appreciation in our common stock.
     The elements of the compensation are base salary and a bonus plan. As each element of compensation is intended to accomplish a specific goal, payments under one element are not taken into account when determining the amount paid under a different element.
     The compensation of the named executive officers is reviewed and approved annually by the Board of Directors upon the recommendation of the Personnel Committee. The Personnel Committee considers the views and recommendations of our Chief Executive Officer in making the compensation decisions affecting the executive officers who report to him. The Chief Executive Officer’s role in recommending compensation programs is to develop and recommend appropriate performance measures and targets for individual compensation levels and compile competitive benchmark data to assess the competitive labor market. The Chief Executive Officer does not participate in the decisions regarding changes in his compensation.
Summary Compensation Table
     We do not provide any monetary compensation directly to our executive officers. Instead, the executive officers are paid by the lead bank, The Adams National Bank, for services rendered in their capacity as executive officers of Abigail Adams National Bancorp, Inc. and the Adams National Bank. The following table shows the compensation of Jeanne D. Hubbard, our principal executive officer until September 4, 2008, Robert Walker, our principal executive officer from September 4, 2008 through year end, and our two highest compensated executive officers who received total compensation of $100,000 for services to us or any of our subsidiaries during the years ended December 31, 2008, 2007 and 2006.

Summary Compensation Table

							Change in
							pension
							value and
							non-qualified
						Non-equity	deferred	All other
				Stock	Option	incentive plan	compensation	compensation
Name and		Salary	Bonus	awards	awards	compensation	earnings	($)	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	(1)(2)(3)	($)

Jeanne D. Hubbard	2008	146,667	—	—	—	—	—	21,717	168,383
Chairwoman of the	2007	218,333	25,000	—	—	—	—	30,883	274,216
Board, President and	2006	205,500	—	—	—	—	—	24,020	229,520
Chief Executive Officer through September 4, 2008
Robert Walker	2008	52,500	—	—	—	—	—	5,867	57,846
President, Chief Executive Officer and Director
Karen E. Troutman	2008	176,021	15,000	—	—	—	—	18,446	209,467
Senior Vice President	2007	168,333	25,000	—	—	—	—	18,178	211,511
and Chief Financial Officer	2006	155,000	20,000	—	—	—	—	17,185	192,185
John P. Shroads, Jr.	2008	136,000	—	—	—	—	—	16,815	152,815
Senior Vice President	2007	134,333	20,000	—	—	—	—	15,107	169,440
	2006	123,500	15,000	—	—	—	—	5,195	143,695

(1)	Includes Board of Director fees of $10,250 paid in 2008, $13,750 paid in 2007 and $13,000 in 2006 to Ms. Hubbard.

(2)	Includes The Adams National Bank’s matching contribution to the 401(k) plan accounts for Ms. Hubbard of $5,867 in 2008, $8,733 in 2007 and $8,220 in 2006; for Ms. Troutman of $7,041 in 2008, $6,733 in 2007 and $5,950 in 2006; and for Mr. Shroads of $5,440 in 2008, $5,107 in 2007 and $2,495 in 2006.

(3)	Includes parking and automobile allowances of $5,600 in 2008, $8,400 in 2007 and $2,800 in 2006 for Ms. Hubbard; and $11,405 in 2008, $11,445 in 2007 and $11,235 in 2006 for Ms. Troutman, and $11,375 in 2008, $10,000 in 2007 and $2,700 in 2006 for Mr. Shroads. Includes apartment rent of $5,867 in 2008 for Mr. Walker.
     Benefit Plans
     The banks offers a KSOP, an employee stock ownership plan with 401(k) provisions to all eligible employees. Participants may make pre-tax and after-tax contributions to the 401(k) up to the maximum allowable under Federal regulations. We match the pre-tax employee participant’s contributions at a rate of 100% of the first 3% of the employee’s qualifying salary and 50% up to the next 2% of salary. The employee stock ownership plan is a non-leveraged employee stock ownership plan and is a profit sharing plan based upon the earning performance of Abigail Adams National Bancorp, Inc. In addition, the Board of Directors may elect to pay a discretionary contribution on an annual basis. The employee stock ownership plan awards vest at the end of the third year. There were no awards in 2008, 2007 or 2006. At December 31, 2008, the employee stock ownership plan held 53,760 shares of our common stock.
     Health insurance, group life insurance, and group disability insurance are available to all eligible employees and executive officers. All employees may elect to participate in voluntary dental and vision plans. Such plans are standard in the banking industry. These plans are not tied to our performance or individual performance. The cost of providing such plans to all eligible employees and executive officers is not taken into account when determining specific salaries of the named executive officers and is seen as a cost of doing business.

     Pension Benefits
     We assumed the obligations of Consolidated Bank & Trust Company’s noncontributory defined pension plan, as a result of the acquisition of Consolidated Bank & Trust Company on July 29, 2005. Pension benefits vest after five years of service, and were based on years of service and average final salary. During 1997, Consolidated Bank & Trust Company froze the accrual of future service benefits; however, benefits continued to accrue for future compensation adjustments. In 2003, the compensation levels were frozen for benefit calculation purposes. The defined benefit plan maintained a September 30 year end for computing benefit obligations. The Consolidated Bank & Trust Company Pension Plan terminated effective March 31, 2007 and was fully distributed in 2008. We have no other pension plans. The named executive officers do not participate in this plan.
     Deferred Compensation
     We do not offer a nonqualified deferred compensation plan.
     Plan-Based Awards
     We have two stock option plans for directors and key employees. A Nonqualified Stock Option Plan was originally adopted in 1987, and amended in 1989, pursuant to which non-statutory stock options for up to 170,156 shares, as adjusted, of our common stock can be awarded to our officers. Since its inception in 1987, no awards have been made under this Nonqualified Stock Option Plan. The 2000 Stock Option Plan, originally adopted in February 2000, is a nonqualified stock option plan that was awarded to directors and key officers, and has 8,062 shares under option outstanding. The options in the 2000 Plan were awarded at 90% of the fair market value of our common stock at the date of the grant and vested over three years. No options may be exercised beyond ten years from the date of the grant. There were no plan-based awards in 2008.

     Outstanding Equity Awards at Year End
     The following table sets forth information with respect to our outstanding equity awards for the 2000 Stock Option Plan as of December 31, 2008 for our named executive officers. No awards were made to Mr. Walker in 2008.
Outstanding Equity Awards at Fiscal Year-End

Option awards
Equity incentive
	Number of	Number of	plan awards:
	securities	securities	number of
	underlying	underlying	securities	Option	Option
	unexercised options	unexercised	underlying	exercise	expiration
	(#) exercisable	options (#)	unexercised earned	price ($)	date
Name	(i)	unexercisable	options (#)	(i)	(i)

Jeanne D. Hubbard	—	—	—	—	—
Chairwoman of the Board, President and Chief Executive Officer, through Sept. 4, 2008
Robert W. Walker	—	—	—	—	—
Chairman of the Board, President and Chief Executive Officer
Karen E. Troutman	3,025	—	—	$5.21	2/15/2010
Senior Vice President and Chief Financial Officer
John P. Shroads, Jr.	—	—	—	—	—
Senior Vice President

(i)	Includes options outstanding from the 2000 Directors and Officers Stock Option Plan. All options were fully vested on February 15, 2003. No options were exercised during 2008 by the named executive officers listed in the table above.
     Payments Made Upon a Change of Control
     Abigail Adams National Bancorp, Inc. and the Adams National Bank entered into Change of Control Agreements with Ms. Troutman on September 19, 2000. This agreement was amended in 2008 to comply with the requirements of IRS Code 409A. Pursuant to this agreement, if an executive officer’s employment is terminated following a change in control, the executive officer will receive severance pay in addition to regular pay, vacation pay and retirement benefits accrued through the date of termination and in addition to the continuation of health and pension benefits to the extent required by law:
     Generally, pursuant to this agreement, the term “change in control” shall mean:
(i)	any transaction or series of related transactions by which either Abigail Adams National Bancorp, Inc. or the Adams National Bank merge or are consolidated with another company, unless the stockholders of Abigail Adams National Bancorp, Inc. and the Adams National Bank, as the case may be, immediately before such event hold at least 80% of the outstanding voting stock of the surviving entity thereafter; or

(ii)	the sale or other transfer of more than 50% of Abigail Adams National Bancorp, Inc. and the Adams National Bank assets in a single transaction or series or related transactions out of the ordinary course of business; or

(iii)	any change in the membership of the Board of Directors in any two-year period such that those who constitute the Board at the beginning of such period are now less than a majority of the Board; or

(iv)	any person shall become the beneficial owner of more than 50% of the voting stock of Abigail Adams National Bancorp, Inc. as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise; or

(v)	the occurrence of any other event that either Abigail Adams National Bancorp, Inc. or the Adams National Bank is or would be, if subject to Securities and Exchange Commission regulation, required to report as a change in control pursuant to Item 6 of Schedule 14A of Securities and Exchange Commission Regulation 14A.
     As of December 31, 2008, the potential payment upon a Change in Control for the Chief Financial Officer, Ms. Troutman, would be $104,250.
     Payments Made Upon Termination
     Other than discussed above for payments under a change in control, the named executive officers would not receive any payments of any kind upon termination, except for accrued vacation, from Abigail Adams National Bancorp, Inc. or The Adams National Bank at December 31, 2008. The accrued vacation payments due the executive officers at December 31, 2008 are as follows: Mr. Walker $3,750, Ms. Troutman $3,719 and Mr. Shroads $2,833.
     Directors’ Summary Compensation Table
     The following table summarizes the total non-employee director compensation earned for services in 2008. Fees paid are for the Abigail Adams National Bancorp’s and the subsidiary banks’ board and committee meetings.
Director Compensation

					Change in
					pension
					value and
					non-qualified
				Non-equity	deferred
	Fees earned	Stock	Option	incentive plan	compensation	All other
	or paid in	awards	awards	compensation	earnings	compensation	Total
Name	cash ($)	($)	($)	($)	($)	($)	($)

A. George Cook	30,900	—	—	—	—	—	30,900
Sandra C. Ramsey	15,750	—	—	—	—	—	15,750
Marshall T. Reynolds	18,650	—	—	—	—	—	18,650
Douglas V. Reynolds	20,100	—	—	—	—	—	20,100
Patricia G. Shannon (1)	18,150	—	—	—	—	—	18,150
Marianne Steiner (1)	8,450	—	—	—	—	—	8,450
Bonita A. Wilson (1)	6,150	—	—	—	—	—	6,150
Todd Shell	25,350	—	—	—	—	—	25,350
David Bradley	19,450	—	—	—	—	—	19,450

(1)	Ms. Shannon, Ms. Steiner, and Ms. Wilson resigned from the Board of Directors on November 4, 2008, June 30, 2008, and June 01, 2008, respectively
     During 2008, each director received $250 for each meeting of the Board of Directors, $1,000 for each meeting of the Adams National Bank’s Board of Directors, $350 for each meeting of Consolidated Bank & Trust Company’s Board of Directors, $200 for each Executive Committee meeting and $100 for all other committee meetings attended by such director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Persons and groups who beneficially own in excess of five percent of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership pursuant to the Securities Exchange Act of 1934. The following table sets forth, as of December 31, 2008, the shares of common stock beneficially owned by directors and executive officers individually, by executive officers and directors as a group, and by each person who was the beneficial owner of more than five percent of our outstanding shares of common stock on the record date. The business address of each director is 1130 Connecticut Avenue, NW, Suite 200, Washington, DC 20036. None of the shares beneficially owned by directors or executive officers have been pledged as security or collateral for any loans.

	Number of Shares		Percent of All
Name of	Of Common Stock		Common Stock
Beneficial Owner	Beneficially Owned		Outstanding

Shirley A. Reynolds	596,481	(1)(2)	17.2%
PO Box 4040 Huntington, WV
P.S. D’Iberville Limited Partnership	262,400	(3)	7.6%
1720 Harrison Street Hollywood, FL
Directors and Executive Officers:
A. George Cook	4,766		*
Sandra C. Ramsey	4,142		*
Douglas V. Reynolds	56,718		1.6%
Marshall T. Reynolds	373,149	(1)(2)	10.8%
Karen E. Troutman	3,328	(4)	*
Joseph L. Williams	2,327		*
Todd Shell	5,511		*
David Bradley	300		*
Robert Walker	9,398		*
All directors and executive officers as a group (10) persons	459,639		13.2%

*	Less than 1%

(1)	Based upon Amendment No. 4 to Schedule 13D dated March 11, 1998, filed on behalf of Marshall T. Reynolds, Shirley A. Reynolds, Thomas W. Wright, Deborah P. Wright, Robert L. Shell Jr., and Jeanne D. Hubbard.

(2)	Marshall T. Reynolds and Shirley A. Reynolds share voting and dispositive power with respect to 369,606 shares owned jointly.

(3)	Based upon the amended Schedule 13D dated August 19, 2008 filed on behalf of P.S. D’I’berville Limited Partnership which consists of P.S. Development, Inc., the general partner and limited partners who consist of Fred and Sara Chikovsky, Lakota Group Limited Partnership, Ronald and Maria Temkin, Mark J. Temkin Revocable Trust No. 1, and Temkin Investments, L.P. P.S. Development, Inc. has sole voting and dispositive power over all the shares.

(4)	Reflects vested options to purchase 3,025 shares of common stock granted to Ms. Troutman under the 2000 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Affirmative Determinations Regarding Director Independence and Other Matters
     The Board of Directors has reviewed each director’s relationships, both direct and indirect, with Abigail Adams National Bancorp, Inc. and its subsidiaries, the Adams National Bank and Consolidated Bank & Trust Company, and the compensation and other payments, if any, each director has received from or made to Abigail Adams National Bancorp, Inc. and its subsidiaries in order to determine whether such director qualifies as independent under Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market, Inc. The Board of Directors has determined that the Board of Directors has at least a majority of independent directors, and that each of the following directors has no financial or personal ties, either directly or indirectly, with Abigail Adams National Bancorp, Inc. or its subsidiaries other than compensation as a director of Abigail Adams National Bancorp, Inc. and its subsidiaries, banking relationships in the ordinary course of business with the subsidiary banks and ownership of Abigail Adams National Bancorp, Inc. common shares and thus qualifies as independent under the NASDAQ Marketplace Rules: A. George Cook, David Bradley, Todd Shell, Sandra Ramsey and Douglas V. Reynolds. There were no transactions required to be reported under “Transactions with Certain Related Persons” that were considered in determining the independence of our directors.
     These five directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.” The Independent Directors constitute a majority of the Board of Directors.
     The Board of Directors has also determined that each member of the Audit Committee of the Board meets the independence requirements applicable to that committee prescribed by the NASDAQ Marketplace Rules, the Securities and Exchange Commission and the Internal Revenue Service.
     The Adams National Bank and Consolidated Bank & Trust Company intend that all transactions between the banks and their executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will contain terms no less favorable to the banks than could have been obtained by them in arm’s-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the banks not having any interest in the transaction. Abigail Adams National Bancorp, Inc. and its subsidiary banks have had and expect to have in the future, banking transactions in the ordinary course of business with certain directors of Abigail Adams National Bancorp, Inc. and its subsidiary banks and their associates, as well as with corporations or organizations with which they are connected as directors, officers, stockholders, owners or partners. These banking transactions are made in the ordinary course of business, are made on substantially the same terms as those prevailing at Abigail Adams National Bancorp, Inc. and its subsidiary banks for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features. During the year ended December 31, 2008, the Banks had no loans outstanding to directors and one to an executive officer totaling $69,000.
     Related party transactions must be approved by the Board of Directors prior to any commitment by Abigail Adams National Bancorp, Inc. and its subsidiary banks to any such transactions. Directors do not participate in the discussions and are not present for voting on their own related party transaction. All of the material terms, conditions, and purpose of the transaction shall be in writing and provided to the Board of Directors, together with the written request for approval of any such transaction. The transaction shall be approved by the appropriate senior officer before being submitted to the Board for approval. Related party transactions for ongoing or continuing services can be reviewed and pre-approved within reasonable parameters by the Board of Directors on an as-needed basis. If the terms, pricing, or conditions change so as to go outside the parameters cited in the request, the transaction shall be resubmitted for review and approval after the fact.
Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to us. Sarbanes-Oxley does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to the banks’ directors and officers are made in conformity with Federal Reserve Act regulations.

Item 14. Principal Accountant Fees and Services.
     Audit Fees. During the past two years the aggregate fees billed for professional services rendered by McGladrey & Pullen, LLP for the audit of our annual financial statements and for the review of our quarterly reports were $307,465 for 2008 and $189,150 for 2007.
     Tax Fees. During the past two fiscal years the aggregate fees billed for professional services by McGladrey & Pullen, LLP for tax services were $16,350 for 2008 and $10,543 for 2007.
     Audit Related Fees. During the past two years the aggregate fees billed for assurance and related services by McGladrey & Pullen, LLP were $30,270 for 2008 and $0 for 2007. These services pertain to the audit of employee benefit plans.
     All Other Fees. During the past two years there were no fees billed for other products and services provided by McGladrey & Pullen, LLP.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor
     The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. For the years ended December 31, 2008 and 2007, 100% of “Audit Fees” were approved under the pre-approval policy. All other services were approved by the Audit Committee prior to engagement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1)	Financial Statements
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets, December 31, 2008 and 2007

•	Consolidated Statements of Income Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Shareholders’ Equity Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedule
     No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
(a)(3)	Exhibits

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (5)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (6)

4.2	Form of Common Stock Certificate of the Company (7)

10.1	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (8)

13	2008 Consolidated Financial Statements and Management Discussion and Analysis

14	Code of Ethics (9)

21	Subsidiaries of the Registrant (10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2008.

(4)	(reserved)

(5)	Incorporated by reference to Exhibits 1-3 to the Company’s Registration Statement on Form 8-A dated April 12, 1994.

(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated April 22, 2005.

(8)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(9)	Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(b)	See the exhibits filed under Item 15(a)(3)

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ABIGAIL ADAMS NATIONAL BANCORP, INC.
Date: April 15, 2009	By:	/s/ Robert W. Walker
Robert W. Walker

     In accordance with the Exchange Act, this report has been signed below by the following Behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert W. Walker	By:	/s/ Karen E. Troutman

	Robert W. Walker President and Chief Executive Officer		Karen E. Troutman, Principal Financial and Accounting Officer

Date: April 15, 2009		Date: April 15, 2009

By:	/s/ David Bradley	By:	/s/ A. George Cook

	David Bradley, Director		A. George Cook, Director

Date: April 15, 2009		Date: April 15, 2009

By:	/s/ Sandra C, Ramsey	By:	/s/ Douglas V. Reynolds

	Sandra C. Ramsey, Director		Douglas V. Reynolds, Director

Date: April 15, 2009		Date: April 15, 2009

By:	/s/ Marshall T. Reynolds	By:	/s/ Todd Shell

	Marshall T. Reynolds, Director		Todd Shell, Director

Date: April 15, 2009		Date: April 15, 2009

By:	/s/ Joseph L. Williams

Joseph L. Williams, Director

Date: April 15, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended (1)

3.1.1	Amendment to the Certificate of Incorporation of the Company (2)

3.2	By-laws of the Company, as amended (3)

4.1.1	Rights Agreement dated as of April 12, 1994, between the Company and The First National Bank of Maryland, as Rights Agent (Right Certificate attached as Exhibit A to Rights Agreement and Summary of Rights to Purchase Common Shares attached as Exhibit B to Rights Agreement) (5)

4.1.2	First Amendment dated April 20, 1995 between the Company and The First National Bank of Maryland, as Rights Agent (6)

4.2	Form of Common Stock Certificate of the Company (7)

10.1	Agreement, dated April 20, 1995 between the Company and Marshall T. Reynolds (8)

13	2008 Consolidated Financial Statements and Management Discussion and Analysis

14	Code of Ethics (9)

21	Subsidiaries of the Registrant (10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form SB-2 filed July 9, 1996.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2008.

(4)	(reserved)

(5)	Incorporated by reference to Exhibits 1-3 to the Company’s Registration Statement on Form 8-A dated April 12, 1994.

(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-K/A dated April 21, 1995.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated April 22, 2005.

(8)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(9)	Incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(b)	See the exhibits filed under Item 15(a)(3)