Form 10-Q
period 2009-03-31
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2009-05-15
CIK 356809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of May 14, 2009, there were outstanding 3,463,569 shares of Registrant’s Common Stock.

TABLE OF CONTENTS

PAGE
PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 — Quantitative and Qualitative Disclosures about Market Risk	22

Item 4T — Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	23

Item 1A — Risk Factors	23

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3 — Defaults Upon Senior Securities	23

Item 4 — Submission of Matters to Vote of Security Holders	23

Item 5 — Other Information	23

Item 6 — Exhibits	23

Signatures	23

Exhibit 31.1

Exhibit 31.2

Exhibit 32

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2009 (unaudited) and December 31, 2008
(Dollars in thousands)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$11,636	$14,166
Federal funds sold	7,033	6,722
Interest-earning deposits in other banks	288	2,659

Total cash and cash equivalents	18,957	23,547

Investment securities available for sale, at fair value	60,905	62,814
Investment securities held to maturity, at amortized cost (fair value of $3,192 and $3,226 for 2009 and 2008, respectively)	3,116	3,175

Loans	303,112	324,764
Less: allowance for loan losses	(13,292)	(12,514)

Loans, net	289,820	312,250

Premises and equipment, net	4,908	4,994
Other assets	18,063	16,901

Total assets	$395,769	$423,681

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$57,537	$67,193
Interest-bearing deposits	265,807	279,768

Total deposits	323,344	346,961
Short-term borrowings	21,663	24,477
Long-term debt	26,332	26,132
Other liabilities	1,676	1,830

Total liabilities	373,015	399,400

Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,492,633 shares in 2009 and 2008; outstanding 3,463,569 shares in 2009 and 2008	35	35
Additional paid-in capital	25,132	25,132
Retained earnings (accumulated deficit)	(254)	551
Treasury stock, 29,064 shares in 2009 and 2008, at cost	(255)	(255)
Accumulated other comprehensive loss	(1,904)	(1,182)

Total stockholders’ equity	22,754	24,281

Total liabilities and stockholders’ equity	$395,769	$423,681

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands except per share data)

	2009	2008
Interest Income
Interest and fees on loans	$4,229	$5,533
Interest and dividends on investment securities, taxable	802	963
Other interest income	4	209

Total interest income	5,035	6,705

Interest Expense
Interest on deposits	1,459	2,620
Interest on short-term borrowings	43	63
Interest on long-term debt	262	182

Total interest expense	1,764	2,865

Net interest income	3,271	3,840
Provision for loan losses	965	105

Net interest income after provision for loan losses	2,306	3,735

Noninterest Income
Service charges on deposit accounts	338	332
Other fees	64	75
Other-than-temporary impairment of available for sale securities	(32)	—

Total noninterest income	370	407

Noninterest Expense
Salaries and employee benefits	1,783	1,692
Occupancy and equipment expense	573	610
Professional fees	409	165
Data processing fees	215	177
Other operating expense	1,038	579

Total noninterest expense	4,018	3,223

(Loss) income before income taxes	(1,342)	919
Income tax (benefit) provision	(537)	355

Net (loss) income	($805)	$564

(Loss) Earnings per share:
Basic and diluted	($0.23)	$0.16
See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2008 and 2009
(In thousands except per share data)

			Retained		Accumulated
		Additional	Earnings		Other
	Common	Paid-in	(Accumulated	Treasury	Comprehensive
	Stock	Capital	Deficit)	Stock	Loss	Total

Balance at December 31, 2007	$35	$25,127	$7,196	($255)	($664)	$31,439
Comprehensive income:
Net income	—	—	564	—	—	564
Unrealized gains during the period of $734 on investment securities available for sale, net of tax expense of $287	—	—	—	—	447	447

Total comprehensive income						1,011

Dividends declared ($0.125 per share)	—	—	(433)	—	—	(433)
Issuance of shares under stock option program	—	5	—	—	—	5

Balance at March 31, 2008	$35	$25,132	$7,327	($255)	($217)	$32,022

Balance at December 31, 2008	$35	$25,132	$551	($255)	($1,182)	$24,281
Comprehensive loss:

Net loss	—	—	(805)	—	—	(805)
Unrealized loss during the period of $1,184 on investment securities available for sale, net of tax benefit of $443	—	—	—	—	(741)	(741)
Reclassification adjustment for OTTI on investment securities available for sale of $32, net of tax benefit of $13					19	19

Total comprehensive loss						(1,527)

Balance at March 31, 2009	$35	$25,132	($254)	($255)	($1,904)	$22,754

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(In thousands)

	2009	2008
Cash flows from operating activities:
Net (loss) income	($805)	$564
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	965	105
Depreciation	150	153
Accretion and amortization of deferred loan costs/fees, net	9	25
Accretion and amortization of discounts/premiums on investment securities, net	3	—
Accretion of purchase accounting adjustment	(26)	(31)
Gain on sale of guaranteed portion of SBA loans	—	(19)
Other-than-temporary impairment of available for sale securities	32	—
Other real estate owned valuation adjustment	354	—
Increase in other assets	(422)	(124)
Decrease in other liabilities	(154)	(169)

Net cash provided by operating activities	106	504

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	—	7,500
Proceeds from maturities of investment securities available for sale	15,000	22,500
Proceeds from repayment of mortgage-backed securities held to maturity	58	432
Proceeds from repayment of mortgage-backed securities available for sale	733	184
Purchase of investment securities held to maturity	—	(2,011)
Purchase of investment securities available for sale	(14,999)	(23,892)
Purchase of FHLB and FRB stock	(2,241)	(1,006)
Redemption of FHLB stock	1,672	939
Net decrease (increase) in loans	21,483	(10,697)
Purchase of collateral and build out costs of foreclosed assets	(107)	(294)
Purchase of premises and equipment, net	(64)	(302)

Net cash provided by (used in) investing activities	21,535	(6,647)

Cash flows from financing activities:
Net decrease in transaction and savings deposits	(11,282)	(14,320)
Net decrease in time deposits	(12,335)	(885)
Net decrease in short-term borrowings	(2,814)	(1,922)
Proceeds from long-term debt	200	5,000
Repayment of long-term debt	—	(5,005)
Proceeds from issuance of stock under stock option plan	—	5
Cash dividends paid to common stockholders	—	(433)

Net cash used in financing activities	(26,231)	(17,560)

Net decrease in cash and cash equivalents	(4,590)	(23,703)
Cash and cash equivalents at beginning of period	23,547	48,763

Cash and cash equivalents at end of period	$18,957	$25,060

Supplementary disclosures:
Interest paid on deposits and borrowings	$1,733	$2,712
Income taxes paid	—	450
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
The Company prepares its condensed consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2008, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2008 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2009 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain reclassifications may have been made to amounts previously reported for 2008 to conform with the 2009 presentation.
Note 2 Contingent Liabilities
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying consolidated financial statements. No material losses are anticipated as a result of these transactions. There were no material changes since December 31, 2008.
Note 3 Written Agreement
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
The Written Agreement includes time frames to implement the foregoing and on-going compliance requirements for the Bank, including requirements to report to the OCC. The Written Agreement also requires the Bank to establish a committee of the Board of Directors which will be responsible for overseeing compliance with the Written Agreement. The Bank has taken steps to comply with the requirements of the Written Agreement. At March 31, 2009, one out of three of ANB’s capital ratio levels did not conform to the regulatory capital levels required in the Written Agreement. For further details see Item 2- Managements Discussion and Analysis of Financial Condition and Results of Operations “Capital Resources”.
Note 4 Operational Developments
In the second half of 2008, several events occurred that could have an adverse impact on our ongoing operations. On October 1, 2008, the Company’s wholly owned subsidiary, ANB, entered into a Written Agreement (see note 3) with its primary regulator, The Office of the Comptroller of the Currency (the “OCC”). Under the agreement, ANB is required to achieve and maintain significantly higher capital ratio levels. In order for ANB to comply with these increased capital ratio requirements, the Company obtained $7.7 million in borrowings and provided a capital infusion into ANB during the fourth quarter of 2008. However, at December 31, 2008, ANB did not maintain the higher capital ratio levels required under the Written Agreement and at March 31, 2009, ANB did meet two out of three of the capital ratio requirements. ANB expects to be fully compliant with the capital requirements in the second quarter of 2009. The Written Agreement also restricts the ability of ANB to pay dividends, the primary source of income for the Company. Failure to meet regulatory capital requirements or the terms of the Written Agreement exposes ANB to regulatory sanctions that may include further restrictions on operations and growth, mandatory asset dispositions and seizure.
ANB recorded a net loss of $251,000 for the quarter ended March 31, 2009 after reporting a $5.8 million net loss for 2008 primarily due to charges to the provision for loans losses of $965,000 in the first quarter of 2009 and $11.8 million in 2008. The charges to the provision for loan losses reflect the declining housing values and worsening local economic conditions. Given the rising unemployment, the continued downward pressure on housing prices and the elevated national inventory of unsold homes, management does not expect there to be a significant improvement in the Company’s business during 2009. These factors are likely to continue to adversely impact the Company’s revenue, credit costs, business volume and earnings.
During the first quarter of 2009, the Company requested and received from its lenders forbearance agreements from enforcing their rights to demand repayment of debt principal or any portion thereof until January 31, 2010. At March 31, 2009, the Company has debt obligations totaling $16.3 million maturing in 2010. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of the Company’s inability to renew the outstanding principal of its debt or from any extraordinary regulatory action, either of which could affect our operations.
In an effort to maintain safe and sound banking practices, on December 31, 2008, the Company entered into a definitive agreement (see note 5) to be acquired by Premier Financial Bancorp, Inc. (Premier) of Huntington, West Virginia (NASDAQ/GM-PFBI) which is expected to be completed in the third quarter of 2009. The Company has restricted growth and is improving liquidity through selling loan participations.

Note 5 Merger Agreement
On December 31, 2008, the Company entered into a definitive agreement whereby Premier Financial Bancorp, Inc. (Premier) of Huntington, West Virginia (NASDAQ/GM-PFBI), will acquire it in a 100% stock exchange valued at approximately $10.9 million based on Premier’s closing stock price on December 31, 2008 of $7.03. Under terms of the definitive agreement, each share of the Company’s common stock will be converted into 0.4461 shares of Premier common stock. Premier anticipates that it will issue approximately 1,545,000 shares of its common stock. The transaction, which is subject to satisfaction of various contractual conditions and requires approval by regulatory agencies and the shareholders of the Company and Premier, is anticipated to close sometime in the third quarter of 2009.
Note 6 Earnings per Share
Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations for the three months ending March 31, 2009 and 2008 were determined using the treasury stock method and based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS for the period ended March 31, 2009 and 2008. For the period ending March 31, 2009, the dilutive effects of options are excluded from the computation of the loss per share because the inclusion is antidilutive.

	For the three months ended
	March 31,
	2009	2008
Weighted average shares	3,463,569	3,462,580
Effect of dilutive stock options	—	3,035

Dilutive potential average common shares	3,463,569	3,465,615

Note 7 Securities
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at March 31, 2009 and December 31, 2008 are as follows:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
March 31, 2009:
Investment Securities — available for sale:
U.S. government sponsored agencies and corporations	$45,077	$442	$31	$45,488
Mortgage-backed securities	10,504	334	—	10,838
Municipal securities	952	—	22	930
Corporate debt securities	6,063	27	2,657	3,433
Marketable equity securities	1,001	—	785	216

Total	$63,597	$803	$3,495	$60,905

Investment Securities — held to maturity:
U.S. government sponsored agencies and corporations	$2,006	$39	$—	$2,045
Mortgage-backed securities	1,110	38	1	1,147

Total	$3,116	$77	$1	$3,192

December 31, 2008:
Investment Securities — available for sale:
U.S. government sponsored agencies and corporations	$45,072	$608	$18	$45,662
Mortgage-backed securities	11,243	288	—	11,531
Municipal securities	953	—	55	898
Corporate debt securities	6,084	38	1,718	4,404
Marketable equity securities	1,002	—	683	319

Total	$64,354	$934	$2,474	$62,814

Investment Securities — held to maturity:
U.S. government sponsored agencies and corporations	$2,007	$27	$—	$2,034
Mortgage-backed securities	1,168	25	1	1,192

Total	$3,175	$52	$1	$3,226

The Company had no sales of securities in the periods ended March 31, 2009 or March 31, 2008.
At March 31, 2009 a portion of our investment securities portfolio had unrealized losses. The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at March 31, 2009 and December 31, 2008, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12 months		existing 12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

March 31, 2009:
U.S. government sponsored agencies and corporations	$5,967	$31	$—	$—	$5,967	$31
Mortgage-backed securities	160	1	—	—	160	1
Municipal securities	930	22	—	—	930	22
Corporate debt securities	1,201	245	1,826	2,412	3,027	2,657
Marketable equity securities	—	—	216	785	216	785

Total	$8,258	$299	$2,042	$3,197	$10,300	$3,496

December 31, 2008:
U.S. government sponsored agencies and corporations	$1,983	$18	$—	$—	$1,983	$18
Mortgage-backed securities	188	1	—	—	188	1
Municipal securities	898	55	—	—	898	55
Corporate debt securities	1,246	200	2,719	1,518	3,965	1,718
Marketable equity securities	—	—	319	683	319	683

Total	$4,315	$274	$3,038	$2,201	$7,353	$2,475

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Analysis of the available for sale securities for potential other-than-temporary impairment was considered under the Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities impairment model and included the following factors: the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including specific events; the Company’s intent and ability to hold the investment to the earlier of maturity or recovery in market value, the credit rating of the security; the implied and historical volatility of the security; whether the market decline was affected by macroeconomic conditions or by specific information pertaining to an individual security; and any downgrades by rating agencies. As applicable under SFAS No. 115, the Company considers a decline in fair value to be other-than-temporary if it is probable that the Company will not recover its recorded investment, including as applicable under the Emerging Issues Task Force (EITF) Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, when an adverse change in cash flows has occurred.
At March 31, 2009, the available for sale investment classified as marketable equity securities consists of a perpetual preferred security which has been valued below cost for more than 25 months. This security, carried at fair value of $216,000 with an unrealized loss of $785,000, is not required to be redeemed by the issuer, nor is it redeemable at the option of the investor and is therefore classified as equity securities under SFAS 115. Based on the results of the analysis of this perpetual security using the SFAS No.115 impairment model, we concluded that the decline in fair value has been the result of the liquidity conditions in the current market environment due to the sub-prime mortgage crisis and housing market recession and not from concerns regarding the credit quality or financial condition of the issuer. We continue to receive interest at 5.75% as scheduled and we have the intent and ability to hold the perpetual preferred security until its expected recovery in fair value. The Company does not consider it probable that it will not recover its investment and recorded no other-than-temporary impairment on the marketable equity security at March 31, 2009 or December 31, 2008.
The Company also has five other corporate debt securities which have been valued below cost for more than 12 months. At March 31, 2009, these were carried at a combined fair value of $1.8 million with an unrealized loss of $2.4 million. Interest payments ranging from 5.625% to 6.100% continue to be received as scheduled. Based on the analysis performed by applying the SFAS No. 115 impairment model and where applicable, EITF Issue 99-20, the Company does not consider it probable that it will not recover the full contractual cost of these investments. Based on our analysis, we concluded that the decline in fair value has been the result of the liquidity conditions in the current market environment due to the sub-prime mortgage crisis and housing market recession and not from concerns regarding the credit quality or financial condition of the issuers. Further, the Company has not experienced any adverse change in cash flows from holding the investments and has the intent and ability to hold the investments to the earlier of maturity or recovery in fair value and, therefore did not record any other-than-temporary impairment charge at March 31, 2009 or at December 31, 2008 on these five corporate debt securities.
The remaining unrealized losses that existed as of March 31, 2009 and December 31, 2008, are a result of market changes in interest rates since the securities’ purchase. This factor, coupled with the fact the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for recovery in fair value substantiates that the remaining unrealized losses in the held to maturity and available for sale portfolios are temporary.
Securities with market values of $63.1 million at March 31, 2009 and $62.0 million at December 31, 2008 were pledged to collateralize public deposits and repurchase agreements.

Note 8 Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale. There was one reclassification adjustment realized in income for realized losses on available for sale securities in the first quarter of 2009 and none in the first quarter of 2008. In the first quarter of 2009, the Company recorded an other-than-temporary impairment charge on two corporate debt securities in the amount of $32,000 with a deferred tax benefit of $13,000.
The components of other comprehensive income (loss) are as follows:

	March 31,
(In thousands)	2009	2008

Net (loss) income	($805)	$564
Available for sale securities:
Net unrealized (losses) gains on securities	(1,184)	734
Reclassification adjustment for other-than-temporary impairment losses realized in noninterest income	32	—
Income tax benefit (expense)	430	(287)

	(722)	447

Total comprehensive (loss) income	($1,527)	$1,011

Note 9 Segments
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

	Segment Results and Reconciliation
	The Adams National	Consolidated Bank &			Intercompany
(Dollars in thousands)	Bank	Trust	Other (1)		Eliminations	Consolidated Totals
For three months ended March 31, 2009:
Interest income	$3,925	$1,110	$—		$—	$5,035
Interest expense	1,381	229	154		—	1,764
Net interest income (expense)	2,544	881	(154)		—	3,271
Provision for loan losses	350	615	—		—	965
Noninterest income (loss)	292	103	(613)		588	370
Noninterest expense	2,957	918	168		(25)	4,018
Net (loss) income	(251)	(362)	(805)		613	(805)
Assets	303,201	89,964	39,165		(36,561)	395,769
Return (loss) on average assets — annualized	-0.32%	-1.62%	NM	(2)	—	-0.79%
Return (loss) on average equity — annualized	-3.55%	-16.71%	NM	(2)	—	-13.75%

	Segment Results and Reconciliation
	The Adams National	Consolidated Bank &			Intercompany
(Dollars in thousands)	Bank	Trust	Other (1)		Eliminations	Consolidated Totals

For three months ended March 31, 2008:
Interest income	$5,364	$1,341	$—		$—	$6,705
Interest expense	2,409	386	70		—	2,865
Net interest income (expense)	2,955	955	(70)		—	3,840
Provision for loan losses	90	15	—		—	105
Noninterest income	330	103	689		(715)	407
Noninterest expense	2,148	959	141		(25)	3,223
Net income	632	57	564		(689)	564
Assets	341,164	87,582	37,057		(36,646)	429,157
Return on average assets — annualized	0.73%	0.26%	NM	(2)	—	0.52%
Return on average equity — annualized	9.29%	2.52%	NM	(2)	—	7.06%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.
Description of significant amounts included in the “Intercompany Eliminations” column in the segment report schedule are as follows:

	Three months ended	Three months ended
(In thousands)	March 31, 2009	March 31, 2008
Noninterest income — elimination of parent company’s undistributed loss (earnings) from subsidiaries	$613	($689)
Net income — elimination of parent company’s loss (earnings) from subsidiaries	$613	($689)
Assets — elimination of parent company’s investment in subsidiaries	($36,594)	($36,339)
Note 10 Fair Value Disclosures
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis. Nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis under SFAS No. 157 were delayed under FASB Staff Position (FSP) No. 157-2, Effective date of FASB Statement No. 157, to fiscal years beginning after November 15, 2008. Accordingly, effective January 1, 2009, the Company began disclosing the fair value of Other Real Estate Owned (OREO) previously deferred under the provisions of this FSP.
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
Level 1 inputs-	Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speed, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 inputs	Unobservable inputs for determining the fair values of assets or liabilities that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
The table below presents the Company’s balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at March 31, 2009 and December 31, 2008.

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
In thousands	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2009
Investment securities available for sale	$—	$60,905	$—	$60,905

December 31, 2008
Investment securities available for sale	$998	$61,816	$—	$62,814
The Company outsources the recordkeeping for investment securities held by ANB to FTN Financial and for those held by CB&T to Suntrust Robinson Humphrey. The fair value of securities grouped in Level 1 is based on the actual trade price. For securities categorized in Level 2, FTN used the Interactive Data Corporation (“IDC”) as a pricing source. IDC’s evaluations are based on market data. IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs. FTN also used, as a valuation source, the FTN proprietary valuation Matrices model for the one municipal security included in Level 2. The FTN Matrices model is used for valuing municipals. The model includes a separate curve structure for the Bank-Qualified versus general market municipals. The grouping of municipals are further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. Suntrust used the R Reuters DataScope for Fixed Income as the pricing source for CBT securities included in Level 2 in the table above.

The table below presents the Company’s balances of financial and non-financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at March 31, 2009 and December 31, 2008.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
In thousands	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2009
Impaired loans	$28,625	$—	$22,527	$6,098
Other real estate owned	3,876	—	3,876	—

December 31, 2008
Impaired loans	$22,377	$—	$21,266	$1,111
The fair value of impaired collateral dependent loans is derived in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The value of real estate collateral is determined based on appraisal by qualified licensed appraisers hired by the Company. The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. The valuation allowance for impaired loans at March 31, 2009 was $9.8 million and $8.3 million at December 31, 2008. During the three months ended March 31, 2009, the valuation allowance for impaired loans increased $1.5 million from $8.3 million at December 31, 2008. The valuation allowance for the three months ended March 31, 2008 decreased $190,000 from $1.5 million at December 31, 2007.
Note 11 Recent Accounting Pronouncements
On April 9, 2009, the Financial Accounting Standards Board (FASB) issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:
•	FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments
FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly. FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS No. 157.
This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.
All three FSPs discussed herein include substantial additional disclosure requirements. The effective date for these new standards is the same: interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, early adoption is allowed only if certain FSPs are early adopted together. The Company has chosen not to early adopt. Management is currently evaluating the effect the adoption of these FSPs will have on the financial condition and results of operations of the Company.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Abigail Adams National Bancorp, Inc. (the “Company”) is the parent of The Adams National Bank (“ANB”), a national bank with six full-service branches located in the greater metropolitan Washington, D.C. area and, Consolidated Bank and Trust (CB&T), a Virginia chartered commercial bank, with two branches in Richmond and one in Hampton, Virginia. The Company reports its financial results on a consolidated basis with ANB and CB&T. ANB is currently subject to a Written Agreement with the OCC under which it is subject to certain operating instructions. To management’s knowledge, at March 31, 2009 ANB has operated in compliance with the requirements of the Written Agreement except for meeting the Tier I capital to average assets ratio (see capital resources section of this management’ discussion and analysis).
The following analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2008.
Results of Operations
Overview
The Company recorded a $1.3 million net loss before taxes for the first quarter of 2009 compared to net income before taxes of $919,000 in the first quarter of 2008. The loss during the first three months of 2009 compared to earnings for the same period in 2008 was due to a combination of an $860,000 increase in the provision for loan losses, a $569,000 decrease in net interest income and a $795,000 increase in noninterest expense. The increase in the provision is intended to address increased loan charge-offs during the three month period and the declining portfolio performance reflective of the overall deterioration in the national and local economy. For a detailed discussion of our asset quality, see the “Asset Quality” section of the Management’s Discussion and Analysis. Book value per share was $6.57 at March 31, 2009, as compared to $9.24 at March 31, 2008. The return (loss) on average assets was -0.79% and the return (loss) on average equity was -13.75% for the first quarter of 2009, compared to a return on average assets of 0.52% and a return on average equity of 7.06% for the same period last year. Basic and diluted loss per share was $0.23 for the first quarter of 2009 compared to basic and diluted earnings per share of $0.16 for the first quarter of 2008.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by interest-earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended March 31, 2009 decreased $569,000 or 14.8% to $3.3 million from $3.8 million in the first quarter of 2008. The decrease in net interest income was attributable, for the most part, to the decline in the average yield on loans and, to a lesser extent, the decrease in the average investment balances, partially offset by a decline in the cost of liabilities.
Loans, the highest yielding component of earning assets, represented 80.9% of average earning assets at March 31, 2009 compared to 75.1% at March 31, 2008. The average yield on loans declined 172 basis points to 5.44% in the first quarter of 2009 from 7.16% in first quarter of 2008, primarily as a result of a decrease in Prime Rate, a key index to which a substantial portion of our loan rates are tied. During the first quarter of 2009, average Prime Rate was 3.25% compared to 6.22% during the same time last year. The increase in nonaccrual loans has had a negative impact on the average loan yield.
During the first quarter of 2009, average investments, consisting of investment securities, federal funds and other short-term investments, decreased $28.4 million to $74.7 million from $103.1 million in the same period of 2008. Investments were used to fund loan growth and deposit outflow. The 2009 first quarter yield on average investments was 4.38%, a decrease of 19 basis points from the 2008 first quarter yield of 4.57% reflecting the decrease in short and medium term interest rates during the first quarter of 2009 compared to generally higher market rates during the first quarter of 2008.

The percentage of average interest-earning assets funded by average interest-bearing liabilities increased to 84.0% during the first quarter of 2009, compared to 80.7% for the same period in 2008. Deposits, which represented 83.1% of average interest bearing liabilities at March 31, 2009, decreased $37.7 million or 12.2% to $272.2 million from $309.9 million at March 31, 2008. Average borrowings increased $31.6 million in the first quarter of 2009 to $55.5 million from $23.9 million in the first quarter of 2008. The cost of interest-bearing funds for the quarter ended March 31, 2009, decreased 127 basis points to 2.18% from 3.45% during the same period last year. The decrease in the cost of interest-bearing liabilities reflects deposits and short-term borrowings bearing lower interest rates as shorter and medium term interest rates in the first quarter of 2009 were significantly lower than during the same quarter in 2008.
The net interest margin, which is net interest income as a percentage of average interest-earning assets, decreased 33 basis points to 3.40% in the first quarter of 2009 from 3.73% in the first quarter of 2008. The compression in the net interest margin reflects the decline in the average earning asset yield, the decrease in the average investment balance and the increase in nonaccrual loans. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 3.05% for 2009, reflecting a decrease of two basis points from the 3.07% reported in the first quarter of 2008.
The following table presents the average balances, net interest income and interest yields/rates for the first three months of 2009 and 2008.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)

	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$315,421	$4,229	5.44%	$310,641	$5,533	7.16%
Investment securities	68,089	802	4.78%	80,333	963	4.82%
Federal funds sold	5,775	3	0.21%	8,716	74	3.41%
Interest-earning bank balances	788	1	0.51%	14,020	135	3.87%

Total interest-earning assets	390,073	$5,035	5.23%	413,710	$6,705	6.52%

Allowance for loan losses	(12,517)			(4,259)
Cash and due from banks	13,829			14,296
Other assets	19,588			12,728

Total assets	$410,973			$436,475

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$101,512	$91	0.36%	$140,804	$666	1.90%
Certificates of deposit	170,721	1,368	3.25%	169,051	1,954	4.65%
Short- term borrowings	29,323	43	0.59%	8,816	63	2.87%
Long-term debt	26,199	262	4.06%	15,104	182	4.85%

Total interest-bearing liabilities	327,755	1,764	2.18%	333,775	2,865	3.45%

Noninterest-bearing deposits	57,538			66,075
Other liabilities	1,928			4,507
Stockholders’ equity	23,752			32,118

Total liabilities and stockholders’ equity	$410,973			$436,475

Net interest income		$3,271			$3,840

Net interest spread			3.05%			3.07%
Net interest margin			3.40%			3.73%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Noninterest Income
Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income totaled $370,000 for the first quarter of 2009, a decrease of $37,000 from $407,000 in the first quarter of 2008. The decrease was primarily due to a $32,000 other-than-temporary impairment charge resulting from the write down of two corporate debt securities to fair value. Service charges on deposit accounts and other fee income totaled $402,000, reflecting a modest decrease from the $407,000 in the first quarter of 2008. We had no gain from sales of the guaranteed portion of SBA loans during the first quarter ended March 31, 2009 compared to a gain of $19,000 during the first quarter ended March 31, 2008. There were no sales of investment securities during the first three months of 2009 or 2008.
Noninterest Expense
Noninterest expense in the first quarter of 2009 totaled $4.0 million, an increase of $795,000 or 24.7% compared to the first quarter of 2008 primarily due to increases in professional fees and other operating expense. Professional fees increased $244,000 compared to the first quarter of 2008 reflecting increases in audit and legal fees. Other operating expense increased $459,000 compared to the first quarter of 2008 primarily reflecting increases in OREO related expense.
Income Tax Expense
The Company recorded an income tax benefit of $537,000 based on a pre-tax net loss of $1.3 million for the first quarter of 2009 compared to tax expense of $355,000 in the first quarter of 2008 based on pre-tax income of $919,000. The effective tax rate for 2009 was 40.0%, compared to 38.6% for the first quarter of 2008 reflecting the impact of tax exempt income.
Financial Condition
Overview
Total assets decreased $27.9 million or 6.6% to $395.8 million at March 31, 2009, from $423.7 million at December 31, 2008. Total liabilities decreased $26.4 million or 6.6% to $373.0 million from $399.4 million at December 31, 2008.
Short-term investments
Short-term investments, consisting of federal funds and interest-earning deposits in banks, decreased a total of $2.1 million or 22.0% to $7.3 million at March 31, 2009 from $9.4 million at December 31, 2008. Short-term investments were used to fund operations and the outflow in deposits.
Investment securities
Investment securities available for sale are carried at fair value and totaled $60.9 million at March 31, 2009, an increase of $1.9 million or 3.0% from $62.8 million at December 31, 2008. Investment securities classified as held to maturity were $3.1 million at March 31, 2009, a decrease of $59,000 from December 31, 2008.
Loans
Total loans outstanding at March 31, 2009 decreased $21.7 million or 6.7% to $303.1 million from $324.8 million at December 31, 2008. The decrease since year end reflects the Company’s strategy to limit balance sheet growth by curtailing lending and increasing sales of loan participations in order to maintain the higher capital ratio requirements under the OCC Written Agreement. See Note 3 to the unaudited condensed consolidated financial statements.
Deposits
Deposits decreased $23.7 million to $323.3 million at March 31, 2009 from $347.0 million at December 31, 2008, reflecting a $9.7 million decrease in demand deposits and a $14.0 million decrease in interest bearing accounts.
Short-term borrowings
Short-term borrowings, consisting of repurchase agreements and short-term FHLB borrowings, decreased a total of $2.8 million to $21.7 million at March 31, 2009 from $24.5 million at year end.

Stockholders’ equity
Stockholders’ equity at March 31, 2009 decreased $1.5 million to $22.8 million since year-end. The decrease reflects the 2009 first quarter net loss of $805,000 and the increase of $722,000 in unrealized net loss on available for sale investment securities.
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
The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. The provision for loan losses increased in the first quarter of 2009 to $965,000, compared to a provision expense totaling $105,000 for the same period in 2008. The increase in the provision was to address the weaknesses primarily in the construction and commercial real estate portfolios, due to the softening in the economy and the deterioration in property values primarily in the Washington DC metropolitan area. To assist in identifying weakness in the real estate loan portfolio, updated appraisals were ordered in the fourth quarter of 2008 and the first quarter of 2009, and these appraisals have shown a decrease in market values of real estate secured properties. In addition, an independent loan review was conducted in the fourth quarter of 2008 to review all loans with balances greater than $150,000 and a subsequent loan review was conducted in the first quarter of 2009. The results of the appraisal updates and the results of the independent loan reviews were taken into account in increasing our provision for loan losses. The balance of the allowance for loan losses was $13.3 million or 4.39% of loans at March 31, 2009 and $12.5 million or 3.85% of loans at December 31, 2008. Net loan charge-offs were $187,000 or 0.06% of average loans, compared to net recoveries totaling $107,000 or 0.03% of average loans for the same period in 2008. The current level of the ALLL is intended to address known and inherent losses that are both probable and estimable at March 31, 2009.

The following table presents an analysis of the ALLL for the three months ended March 31, 2009 and 2008.

	For the three months ended
	March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$12,514	$4,202
Loans charged-off:
Commercial	15	—
Real estate — commercial	10	—
Real estate — residential	82	—
Construction and development	85	—
Installment — individuals	13	3

Total charge-offs	205	3

Recoveries:
Commercial	16	29
Real estate — commercial	—	—
Real estate — residential	—	77
Construction and development	—	—
Installment — individuals	2	4

Total recoveries	18	110

Net charge-offs (recoveries)	187	(107)

Provision for loan losses	965	105

Balance at end of period	$13,292	$4,414

Ratio of net charge-offs (recoveries) to average loans	0.06%	(0.03)%
Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. Total nonperforming assets at March 31, 2009 were $61.5 million with balances of $915,000 guaranteed by the Small Business Association (SBA), and represented 15.5% of total assets. In comparison, nonperforming assets at December 31, 2008 represented 8.95% of total assets and totaled $37.9 million, with balances of $306,000 guaranteed by the SBA. Past-due loans that were still accruing interest at March 31, 2009 totaled $462,000 that were in the process of renewal, compared to no past due loans at December 31, 2008. Other real estate owned totaled $3.9 million at March 31, 2009, compared to $4.1 million at December 31, 2008, and consisted of three properties. The significant increase in nonperforming assets since December 31, 2008 was due to the construction and commercial real estate loan portfolios at both banks. Loans totaling $17.3 million that were considered impaired at December 31, 2008 were moved to nonaccrual status in the first quarter of 2009.
The following table presents nonperforming assets by category at March 31, 2009 and December 31, 2008.

	2009	2008
	(Dollars in thousands)

Nonaccrual loans:
Commercial	$3,737	$2,003
Real estate	53,390	31,774
Installment to individuals	45	—

Total nonaccrual loans	57,172	33,788
Past-due loans	462	—
Other real estate owned	3,876	4,124

Total nonperforming assets	$61,510	$37,912

Nonperforming assets exclusive of SBA guarantee	$60,595	$37,606
Ratio of nonperforming assets to gross loans	20.29%	11.53%
Ratio of nonperforming assets to total assets	15.54%	8.95%
Allowance for loan losses to nonperforming assets	21.61%	33.00%

Assets totaling $14.0 million and $29.1 million at March 31, 2009 and December 31, 2008, respectively, were classified as monitored credits subject to management’s attention (i.e. potential problem loans) and are not reported in the preceding table. The decrease in monitored credits, compared to December 31, 2008, was due to the movement of nonperforming loans into nonaccrual loan status. The deterioration in the loan portfolio is due to the economic recession that is affecting the market prices of real estate properties and putting pressure on the borrowers ability to repay loans. The classification of monitored credits is reviewed on a monthly basis. The balances of the monitored credits guaranteed by the SBA totaled $539,000 and $865,000 as of March 31, 2009 and December 31, 2008, respectively.
Liquidity and Capital Resources
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long-term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents decreased for the quarter ended March 31, 2009 by $4.5 million, to a balance of $19.0 million from $23.5 million at December 31, 2008. Liquid assets decreased to 4.8% of total assets at March 31, 2009, as compared to 5.6% of total assets at December 31, 2008.
The Company has additional sources of liquidity available through unpledged investment securities available for sale totaling $1.0 million, and unsecured lines of credit available from correspondent banks, which can provide up to $5.0 million, as well as a credit facility of $45 million through its membership in the FHLB.
Capital Resources
The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The most recent notification from the primary regulators for each of the Company’s affiliated banking institutions categorized CB&T as “well capitalized” under the regulatory framework for prompt corrective action and ANB as “adequately capitalized”. ANB can not be considered “well capitalized” while under the Written Agreement dated October 1, 2008, and must maintain the following capital levels: total risk based capital equal to 12% of risk-weighted assets; tier 1 capital at least equal to 11% of risk-weighted assets; and tier 1 capital at least equal to 9% of adjusted total assets. At March 31, 2009, ANB’s “total capital to risked weighted assets ratio” and “tier I capital to risk weighted assets ratio” did comply with the Written Agreement; however, the Tier I capital to average assets ratio did not comply with the requirement in the Written Agreement and was short by $469,000. ANB has taken steps to comply with the capital ratio requirements as stipulated in the Written Agreement. During 2008, the Company provided capital infusions into ANB totaling $7.7 million. The Company has $1.75 million remaining on a credit facility to invest in ANB in the future and to meet other obligations. ANB will not increase the size of its balance sheet until the capital ratios are in compliance. ANB has also sold participations in loans during the first quarter of 2009 to shrink its assets and has also curtailed lines of credit on national credit facilities in which ANB participated. Additionally, ANB has reduced its operating expenses and it is continuing to monitor its spending. ANB expects to be in compliance with all of the capital ratios in the second quarter of 2009.

The following table presents the capital position of the Company and the Banks relative to their various minimum statutory and regulatory capital requirements at March 31, 2009.

					Minimum To Be Well
					Capitalized Under Prompt
					Corrective Action
					Provisions or Adequately
			Minimum Capital		Capitalized under terms
	Actual		Requirements		of the Written Agreement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009:

Total capital to risk weighted assets:
AANB Consolidated	$26,379	8.29%	$25,451	8.00%	(1)
ANB	31,010	12.52%	19,820	8.00%	29,730	12.00%
CB&T	9,150	13.51%	5,418	8.00%	6,772	10.00%

Tier 1 capital to risk weighted assets:
AANB Consolidated	22,287	7.01%	12,725	4.00%	(1)
ANB	27,833	11.23%	9,910	4.00%	27,253	11.00%
CB&T	8,293	12.25%	2,709	4.00%	4,063	6.00%

Tier I capital to average assets:
AANB Consolidated	22,287	5.45%	16,344	4.00%	(1)
ANB	27,833	8.85%	12,579	4.00%	28,302	9.00%
CB&T	8,293	9.09%	3,651	4.00%	4,563	5.00%

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

PART II.
Item 1 — Legal Proceedings
     None
Item 1A — Risk Factors
     There have been no material changes from risk factors as previously disclosed in response to Item 1A. to Part 1 of the Form 10-K filed by the registrant for fiscal year ending December 31, 2008.
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

ABIGAIL ADAMS NATIONAL BANCORP, INC. Registrant
Date: May 15, 2009	/s/ Robert W. Walker
Robert W. Walker
Chairman of the Board, President and Director (Principal Executive Officer)