Form 10-Q
period 2009-06-30
ABIGAIL ADAMS NATIONAL BANCORP INC
filed 2009-08-14
CIK 356809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 30, 2009
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
As of August 13, 2009, there were outstanding 3,463,569 shares of Registrant’s Common Stock.

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2009 (unaudited) and December 31, 2008
(Dollars in thousands)

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$11,443	$14,166
Federal funds sold	3,900	6,722
Interest-earning deposits in other banks	268	2,659

Total cash and cash equivalents	15,611	23,547

Investment securities available-for-sale, at fair value	59,399	62,814
Investment securities held-to-maturity (market values of $9,098 and $3,226 for 2009 and 2008 respectively)	9,044	3,175

Loans	289,241	324,764
Less: allowance for loan losses	(13,543)	(12,514)

Loans, net	275,698	312,250

Premises and equipment, net	4,767	4,994
Other assets	17,422	16,901

Total assets	$381,941	$423,681

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing deposits	$57,701	$67,193
Interest-bearing deposits	246,020	279,768

Total deposits	303,721	346,961

Short-term borrowings	27,226	24,477
Long-term debt	26,432	26,132
Other liabilities	1,575	1,830

Total liabilities	358,954	399,400

Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock, $0.01 par value, authorized 5,000,000 shares; issued 3,492,633 shares in 2009 and 2008; outstanding 3,463,569 shares in 2009 and 2008	35	35
Additional paid-in capital	25,132	25,132
Retained earnings (deficit)	(437)	551
Less: Treasury stock, 29,064 shares in 2009 and 2008, at cost	(255)	(255)
Accumulated other comprehensive loss	(1,488)	(1,182)

Total stockholders’ equity	22,987	24,281

Total liabilities and stockholders’ equity	$381,941	$423,681

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
For the Periods Ended June 30, 2009 and 2008
(In thousands except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$3,957	$5,523	$8,186	$11,056
Interest and dividends on investment securities	757	940	1,559	1,903
Other interest income	9	61	13	270

Total interest income	4,723	6,524	9,758	13,229

Interest Expense
Interest on deposits	1,153	2,159	2,612	4,779
Interest on short-term borrowings	31	108	74	171
Interest on long-term debt	330	179	592	361

Total interest expense	1,514	2,446	3,278	5,311

Net interest income	3,209	4,078	6,480	7,918
Provision for loan losses	165	970	1,130	1,075

Net interest income after provision for loan losses	3,044	3,108	5,350	6,843

Noninterest Income
Service charges on deposit accounts	342	334	680	666
Other-than-temporary impairment losses	(10)	—	(31)	—
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	(10)	—	(31)	—

Other income	79	83	132	158

Total noninterest income	411	417	781	824

Noninterest Expense
Salaries and employee benefits	1,610	1,651	3,393	3,343
Occupancy and equipment expense	571	576	1,144	1,186
Professional fees	338	122	747	287
Data processing fees	199	220	414	397
Other operating expense	1,133	852	2,171	1,431

Total noninterest expense	3,851	3,421	7,869	6,644

(Loss) income before provision for income taxes	(396)	104	(1,738)	1,023
Income tax (benefit) provision	(196)	21	(733)	376

Net (loss) income	$(200)	$83	$(1,005)	$647

Earnings per share:
Basic and diluted	$(0.06)	$0.02	$(0.29)	$0.19
See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2008 and 2009
(In thousands except per share data)

					Accumulated
		Additional	Retained		Other
	Common	Paid-in	Earnings	Treasury	Comprehensive
	Stock	Capital	(Deficit)	Stock	Loss	Total

Balance at December 31, 2007	$35	$25,127	$7,196	$(255)	$(664)	$31,439
Comprehensive income:
Net income	—	—	647	—	—	647
Unrealized losses during the period of $855 on investment securities available-for-sale, net of tax benefit of $340	—	—	—	—	(515)	(515)

Total comprehensive income						132

Issuance of shares under stock option program	—	5	—	—	—	5
Dividends declared ($0.25 per share)	—	—	(866)	—	—	(866)

Balance at June 30, 2008	$35	$25,132	$6,977	$(255)	$(1,179)	$30,710

Balance at December 31, 2008	$35	$25,132	$551	$(255)	$(1,182)	$24,281
Cumulative adjustment for accounting change-Reclassification for noncredit component of other-than-temporary impairment on corporate debt securities of $29, net of tax of $12	—	—	17	—	(17)	—
Comprehensive loss:
Net loss	—	—	(1,005)	—	—	(1,005)
Unrealized losses during the period of $549 on investment securities available-for-sale, net of tax benefit of $243	—	—	—	—	(306)	(306)
Reclassification adjustment for OTTI on investment securities available-for-sale of $31 net of tax benefit of $14	—	—	—	—	17	17

Total comprehensive loss						(1,294)

Balance at June 30, 2009	$35	$25,132	$(437)	$(255)	$(1,488)	$22,987

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(In thousands)

	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,005)	$647
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	1,130	1,075
Depreciation	295	304
Net (accretion) amortization of deferred loan costs and fees	(18)	35
Accretion of purchase accounting adjustments	(53)	(63)
Gain on sale of guaranteed portion of SBA loans	—	(38)
Net (accretion) amortization of discounts/premiums on investment securities	(12)	7
Other-than-temporary impairment of available-for-sale securities	31	—
Other real estate owned valuation adjustments	514	—
Increase in other assets	(117)	(340)
Decrease in other liabilities	(254)	(630)

Net cash provided by operating activities	511	997

Cash flows from investing activities:
Proceeds from maturities of investment securities available-for-sale	13,000	28,500
Proceeds from maturities of investment securities held-to-maturity	22,000	11,500
Proceeds from repayment of mortgage-backed securities available-for-sale	1,615	921
Proceeds from repayment of mortgage-backed securities held-to-maturity	129	431
Purchase of investment securities available-for-sale	(33,706)	(34,882)
Purchase of investment securities held-to-maturity	(6,000)	(2,011)
Purchase of FHLB and FRB stock	(2,471)	(3,238)
Redemption of FHLB stock	2,136	2,744
Net decrease (increase) in loans	35,411	(31,984)
Purchase of collateral and build out cost of foreclosed assets	(302)	(509)
Purchase of premises and equipment, net	(68)	(497)

Net cash provided by (used in) investing activities	31,744	(29,025)

Cash flows from financing activities:
Net decrease in transaction and savings deposits	(22,722)	(28,211)
Net (decrease) increase in time deposits	(20,518)	10,097
Net increase in short-term borrowings	2,749	19,013
Proceeds from long-term debt	300	7,210
Repayment of long-term debt	—	(5,042)
Proceeds from issuance of common stock in stock option program	—	5
Cash dividends paid to common stockholders	—	(866)

Net cash (used in) provided by financing activities	(40,191)	2,206

Net decrease in cash and cash equivalents	(7,936)	(25,822)
Cash and cash equivalents at beginning of period	23,547	48,763

Cash and cash equivalents at end of period	$15,611	$22,941

Supplementary disclosures:
Interest paid on deposits and borrowings	$3,329	$5,413

Income taxes paid	$—	$910

Non-cash transfer of loans to foreclosed assets	$82	—

See Notes to Unaudited Condensed Consolidated Financial Statements

ABIGAIL ADAMS NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 Basis of Presentation and Recent Accounting Pronouncements
Abigail Adams National Bancorp, Inc. (the “Company”) is the parent company of The Adams National Bank (“ANB”) and Consolidated Bank and Trust (“CB&T”). As used herein, the term Company includes ANB and CB&T, unless the context otherwise requires.
The Company prepares its condensed consolidated financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States for interim financial information, the instructions for Form 10-Q, and Regulation S-X. The accompanying financial statements are unaudited except for the balance sheet at December 31, 2008, which was derived from the audited consolidated financial statements as of that date. The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included with the Company’s 2008 Annual Report to Stockholders, since they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2009 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain reclassifications may have been made to amounts previously reported for 2008 to conform with the 2009 presentation.
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment (“OTTI”) and requires additional disclosures. The recognition provisions within FSP FAS 115-2 apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements of FSP FAS 115-2 apply to both debt and equity securities. An impaired debt security will be considered other-than-temporarily impaired if we have the intent to sell or if it is more likely than not we will be required to sell prior to recovery of the amortized cost, which may be at maturity. If we do not expect recovery of the entire cost basis, even if we have no intention to sell the security, it will be considered an OTTI as well. In this situation FSP FAS 115-2 requires us to recognize OTTI by separating the loss between the amount representing the credit loss and the amount relating to other factors. Credit losses will be recognized in net income (loss), and losses relating to other factors will be recognized in other comprehensive income (loss) (“OCI”). FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated OCI. We adopted FSP FAS 115-2 effective April 1, 2009. The cumulative change in accounting principle from adopting this guidance resulted in a net $17,000 increase to retained earnings and a corresponding decrease to accumulated OCI. The required disclosures related to FSP FAS 115-2 are included in Note 7 — Securities.
On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instrument (FSP FAS 107-1). FSP FAS 107-1 requires expanded disclosures for all financial instruments as defined by Statement of Financial Accounting Standards 107 such as loans that are not measured at fair value through earnings. The expanded disclosure requirements for FSP FAS 107-1 are effective for the interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not impact the Company’s financial condition and results of operations. The required disclosures related to this FSP are included in Note 10-Fair Value Disclosure.
On April 9, 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP No. FAS 147-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FSP FAS 157-4. This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. Adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (i.e., complete in a form and format that complies with generally accepted accounting principles (GAAP) and approved for issuance). However, SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. There are two types of subsequent events to be evaluated under this SFAS:
Recognized subsequent events- An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.
Non-recognized subsequent events- An entity must not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date but before financial statements are issued or are available to be issued. Some non-recognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading. For such events, an entity must disclose the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made.
SFAS No. 165 also requires that disclosure of the date through which an entity has evaluated subsequent events and the basis for that date- that is, whether that date represents the date the financial statements were issued or were available to be issued. This SFAS applies to both interim financial statements and annual financial statements and is effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of SFAS No. 165 did not impact the Company’s financial condition and results of operations. For required disclosures see Note 11- Subsequent Events.
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
Note 3 Written Agreement
On October 1, 2008, the Company’s wholly owned subsidiary, The Adams National Bank (“ANB”), entered into a Written Agreement with its primary regulator, The Office of the Comptroller of the Currency (the “OCC”). The Written Agreement was filed with the SEC as an exhibit to a Current Report on Form 8-K, dated October 2, 2008. Under the terms of the Written Agreement, ANB has agreed to take certain actions relating to its lending operations and capital compliance. Specifically, the OCC is requiring ANB to take the following actions:
a) conduct a review of senior management to ensure that these individuals can perform the duties required under ANB’s policies and procedures and the requirements of the Written Agreement, and where necessary, ANB must provide a written program to address the training of it’s senior officers;
b) achieve certain regulatory capital levels, which are greater than the regulatory requirements to be “well capitalized” under bank regulatory requirements. In particular, ANB must achieve a: 12% total risk-based capital to total risk-weighted assets ratio; 11% Tier 1 capital to risk-weighted assets ratio; and 9% Tier 1 capital to adjusted total assets ratio;
c) develop and implement a three-year capital program;

d) make additions to the allowances for loan and lease losses and adopt and implement written policies and procedures for establishing and maintaining the allowance in a manner consistent with the Written Agreement;
e) adopt and implement an asset diversification program consistent with OCC guidelines and to perform an analysis of any concentrations of credit;
f) take all necessary actions to protect ANB’s interest in criticized assets, adopt and implement a program to eliminate regulatory criticism of these assets, engage in an ongoing review of criticized assets and develop and implement procedures for the effective monitoring of the loan portfolio;
g) hire an independent appraiser to provide a written or updated appraisal of certain assets;
h) develop and implement a program to improve the management of the loan portfolio and to provide the Board with monthly written reports on credit quality;
i) employ a loan review consultant acceptable to the OCC to perform a quarterly quality review of ANB’s assets;
j) revise the lending policy in accordance with OCC requirements; and
k) maintain acceptable liquidity levels.
The Written Agreement includes time frames to implement the foregoing and on-going compliance requirements for ANB, including requirements to report to the OCC. The Written Agreement also requires ANB to establish a committee of the Board of Directors which will be responsible for overseeing compliance with the Written Agreement. ANB has taken steps to comply with the requirements of the Written Agreement and based on management’s knowledge at June 30, 2009, ANB is operating in compliance with the requirements of the Written Agreement.
Note 4 Operational Developments
In the second half of 2008, several events occurred that could had an adverse impact on our ongoing operations. On October 1, 2008, the Company’s wholly owned subsidiary, ANB, entered into a Written Agreement (see note 3) with its primary regulator, The Office of the Comptroller of the Currency (the “OCC”). Under the agreement, ANB is required to achieve and maintain significantly higher capital ratio levels. In order for ANB to comply with these increased capital ratio requirements, the Company obtained $7.7 million in borrowings and provided a capital infusion into ANB during the fourth quarter of 2008. However, at December 31, 2008, ANB did not maintain the higher capital ratio levels required under the Written Agreement and at March 31, 2009, ANB did meet two out of three of the capital ratio requirements. ANB became fully compliant with the capital requirements in the second quarter of 2009. The Written Agreement also restricts the ability of ANB to pay dividends, the primary source of income for the Company. Failure to meet regulatory capital requirements or the terms of the Written Agreement exposes ANB to regulatory sanctions that may include further restrictions on operations and growth, mandatory asset dispositions and seizure.
The Company recorded a net loss of $1.0 million for the six months ended June 30, 2009 after reporting a $5.8 million net loss for 2008 primarily due to charges to the provision for loans losses of $1.1 million in the first half of 2009 and $11.8 million in 2008. The charges to the provision for loan losses reflect the declining housing values and worsening local economic conditions. Given the rising unemployment, the continued downward pressure on housing prices and the elevated national inventory of unsold homes, management does not expect there to be a significant improvement in the Company’s business during 2009. These factors are likely to continue to adversely impact the Company’s revenue, credit costs, business volume and earnings.
During the first half of 2009, the Company requested and received from its lenders forbearance agreements from enforcing their rights to demand repayment of debt principal or any portion thereof until January 31, 2010. At June 30, 2009, the Company has debt obligations totaling $16.4 million maturing in 2010. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of the Company’s inability to renew the outstanding principal of its debt or from any extraordinary regulatory action, either of which could affect operations.
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
Note 5 Merger Agreement
On December 31, 2008, the Company entered into a definitive agreement whereby Premier Financial Bancorp, Inc. (Premier) of Huntington, West Virginia (NASDAQ/GM-PFBI), will acquire it in a 100% stock exchange valued at approximately $10.9 million based on Premier’s closing stock price on December 31, 2008 of $7.03. In a letter dated August 12, 2009, the Federal Reserve Bank of Richmond approved the application by Premier to acquire the Company. Under terms of the definitive agreement, each share of the Company’s common stock will be converted into 0.4461 shares of Premier common stock. Premier anticipates that it will issue approximately 1,545,000 shares of its common stock. The transaction is subject to satisfaction of various contractual conditions and requires approval by the shareholders of the Company and Premier. A joint proxy statement/prospectus dated July 29, 2009 has been mailed to the Company’s stockholders and the shareholders of Premier. At a special meeting of Abigail Adams National Bancorp stockholders scheduled for September 1, 2009, those stockholders will be asked to vote on the approval and adoption of the merger agreement. At a special meeting of Premier Financial Bancorp shareholders also scheduled for September 1, 2009, those shareholders will be asked to vote on the issuance of Premier common stock to Abigail Adams National Bancorp stockholders which is necessary to effect the merger. The merger is anticipated to close on or about September 30, 2009. On July 31, 2009, in connection with the transactions contemplated under the merger agreement, The Adams National Bank filed an application with the OCC for approval to merge Consolidated Bank and Trust Company with and into The Adams National Bank.
Note 6 Earnings (Loss) per Share
Basic earnings (loss) per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations for the three and six months ending June 30, 2009 and 2008 were determined using the treasury stock method and based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options. The following table provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS.
For the three and six month periods ending June 30, 2009, the dilutive effects of options are excluded from the computation of the loss per share because the inclusion is antidilutive.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Weighted average shares	3,463,569	3,463,569	3,463,569	3,463,074
Effect of dilutive stock options	—	2,694	—	2,865

Dilutive potential average common shares	3,463,569	3,466,263	3,463,569	3,465,939

Note 7 Securities
The amortized cost and estimated fair value of investment securities held to maturity and investment securities available-for-sale at June 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(In thousands)	Cost Basis	Gains	Losses	Value
June 30, 2009:
Investment Securities — available-for-sale:
U.S. government sponsored agencies and corporations	$42,046	$228	$352	$41,922
Residential mortgage-backed securities	9,616	256	—	9,872
Municipal securities	2,712	—	48	2,664
Corporate debt securities	6,082	65	1,598	4,549
Marketable equity securities	1,001	—	609	392

Total	$61,457	$549	$2,607	$59,399

Investment Securities — held to maturity:
U.S. government sponsored agencies and corporations	$8,004	$39	$22	$8,021
Residential mortgage-backed securities	1,040	37	—	1,077

Total	$9,044	$76	$22	$9,098

December 31, 2008:
Investment Securities — available-for-sale:
U.S. government sponsored agencies and corporations	$45,072	$608	$18	$45,662
Residential mortgage-backed securities	11,243	288	—	11,531
Municipal securities	953	—	55	898
Corporate debt securities	6,084	38	1,718	4,404
Marketable equity securities	1,002	—	683	319

Total	$64,354	$934	$2,474	$62,814

Investment Securities — held-to-maturity:
U.S. government sponsored agencies and corporations	$2,007	$27	$—	$2,034
Residential mortgage-backed securities	1,168	25	1	1,192

Total	$3,175	$52	$1	$3,226

The Company had no sales of securities in the three and six month periods ended June 30, 2009 or June 30, 2008. Securities with market values of $47.0 million at June 30, 2009 and $62.0 million at December 31, 2008 were pledged to collateralize public deposits and repurchase agreements.
The cost and estimated fair value of investment securities held to maturity and investment securities available-for- sale at June 30, 2009, by contractual maturity are shown on the following table. Expected maturities may differ from contractual maturities in mortgage-backed securities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; therefore, these securities are not included in maturity categories in the following table.

	June 30, 2009
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Investment Securities — available-for-sale:
Due in one year or less	$6,000	$5,910
Due after one year through five years	18,457	18,579
Due after five years through ten years	20,699	20,560
Due after ten years	5,684	4,086
Residential mortgage-backed securities	9,616	9,872
Marketable equity securities	1,001	392

Total	$61,457	$59,399

Investment Securities — held-to-maturity:
Due in one year or less	$—	$—
Due after one year through five years	8,004	8,021
Residential mortgage-backed securities	1,040	1,077

Total	$9,044	$9,098

At June 30, 2009, a portion of our investment securities portfolio has unrealized losses. The fair value of investment securities with unrealized losses by length of time that the individual securities have been in a continuous loss position at June 30, 2009 and December 31, 2008, are presented in the following table:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12 months		existing 12 months or more		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2009:
U.S. government sponsored agencies and corporations	$20,621	$374	$—	$—	$20,621	$374
Residential mortgage-backed securities	—	—	—	—	—	—
Municipal securities	904	48	—	—	904	48
Corporate debt securities	906	103	3,180	1,495	4,086	1,598
Marketable equity securities	—	—	392	609	392	609

Total	$22,431	$525	$3,572	$2,104	$26,003	$2,629

December 31, 2008:
U.S. government sponsored agencies and corporations	$1,983	$18	$—	$—	$1,983	$18
Residential mortgage-backed securities	188	1	—	—	188	1
Municipal securities	898	55	—	—	898	55
Corporate debt securities	1,246	200	2,719	1,518	3,965	1,718
Marketable equity securities	—	—	319	683	319	683

Total	$4,315	$274	$3,038	$2,201	$7,353	$2,475
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Analysis of the available-for-sale securities for potential other-than-temporary impairment was considered under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities impairment model and included the following factors: the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer including specific events; the credit rating of the security; the implied and historical volatility of the security; whether the market decline was affected by macroeconomic conditions or by specific information pertaining to an individual security; and any downgrades by rating agencies. As applicable under SFAS No. 115, the Company considers a decline in fair value to be other-than-temporary if it is probable that the Company will not recover its recorded investment, including as applicable under the Emerging Issues Task Force (EITF) Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, when an adverse change in cash flows has occurred.
Temporarily Impaired Debt Securities
At June 30, 2009, the available-for-sale investments classified as marketable equity securities consists of a perpetual preferred security which has been valued below cost for more than 28 months. This security, carried at fair value of $392,000 with an unrealized loss of $609,000, is not required to be redeemed by the issuer, nor is it redeemable at the option of the investor and is therefore classified as equity securities under SFAS 115. Based on the results of the analysis of this perpetual security using the SFAS No.115 impairment model, we concluded that the decline in fair value has been the result of the liquidity conditions in the current market environment due to the sub-prime mortgage crisis and housing market recession and not from concerns regarding the credit quality or financial condition of the issuer. We continue to receive interest at 5.75% as scheduled and we have the intent and ability to hold the perpetual preferred security until its expected recovery in fair value which management has estimated will be in approximately two years. The Company does not consider it probable that it will not recover its investment and recorded no other-than-temporary impairment on the marketable equity security at June 30, 2009 or December 31, 2008.
The Company has six corporate debt securities, which have been valued below cost for more than 12 months, consisting of five bank trust preferred securities and one utility subordinated note. At June 30, 2009, these were carried at a combined fair value of $3.2 million with an unrealized loss of $1.5 million. Interest payments ranging from 5.625% to 6.100% continue to be received as scheduled. Moody’s credit ratings are considered investment grade and range from A1 to Baa3. Based on the analysis performed by applying the SFAS No. 115 impairment model and where applicable, EITF Issue 99-20, the Company does not consider it probable that it will not recover the full contractual cost of these investments. We concluded that the decline in fair value has been the result of the liquidity conditions in the current market environment due to the sub-prime mortgage crisis and housing market recession and not from concerns regarding the credit quality or financial condition of the issuers. The Company has not experienced any adverse change in cash flows from holding the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, it does not consider the investment in the corporate debt securities to be other-than-temporarily impaired at June 30, 2009.
The remaining unrealized losses that existed as of June 30, 2009 and December 31, 2008, are a result of market changes in interest rates since the securities’ purchase. This factor, coupled with the fact the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for recovery in fair value substantiates that the remaining unrealized losses in the held to maturity and available-for-sale portfolios are temporary.
Other-Than-Temporarily Impaired Debt Securities
We assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.
The present value of expected future cash flows is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The corporate debt securities cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, security interests and loss severity.
The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for debt securities for which OTTI occurred, including adoption-related adjustments of the FSP on April 1, 2009. OTTI recognized in earnings subsequent to adoption in 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit- impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were as follows for the period ended June 30, 2009.

(In thousands)
Beginning balance	$647
Initial credit impairment	—
Subsequent credit impairments	10
Reductions for amounts recognized in earnings due to intent or requirement to sell	—
Reductions for securities sold	—
Reductions for increases in cash flows expected to be collected	—

Ending balance	$657

A summary of investment securities gains (losses) recognized in income during the three and six month periods ended June 30, 2009 and 2008 were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2009	2008	2009	2008
Available-for-sale securities:
Realized gains	$—	$—	$—	$—
Realized (losses)	—	—	—	—
Other-than-temporary impairment	(10)	—	(31)	—

Total	$(10)	$—	$(31)	$—

Held-to-maturity:
Realized gains	$—	$—	$—	$—
Realized (losses)	—	—	—	—
Other-than-temporary impairment	—	—	—	—

Total	$—	$—	$—	$—

Note 8 Comprehensive Income
The components of other comprehensive income (loss) are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2009	2008	2009	2008
Net (loss) income	$(200)	$83	$(1,005)	$647
Available-for-sale securities:
Net unrealized gains (losses) on securities	635	(1,589)	(549)	(855)
Reclassification adjustment for other-than temporary impairment losses realized in noninterest income	10	—	31	—
Income tax (expense) benefit	(201)	627	229	340

Total comprehensive income (loss)	$244	$(879)	$(1,294)	$132

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

	Segment Results and Reconciliation
	The Adams	Consolidated			Intercompany	Consolidated
(Dollars in thousands)	National Bank	Bank & Trust	Other (1)		Eliminations	Totals
For three months ended June 30, 2009:
Interest income	$3,634	$1,089	$—		$—	$4,723
Interest expense	1,095	197	222		—	1,514
Net interest income	2,539	892	(222)		—	3,209
Provision for loan losses	150	15	—		—	165
Noninterest income	340	95	52		(76)	411
Noninterest expense	2,758	914	204		(25)	3,851
Net income	13	40	(200)		(53)	(200)
Assets	293,383	86,547	39,465		(37,454)	381,941
Return on average assets (annualized)	0.02%	0.18%	NM	(2)	—	-0.21%
Return on average equity (annualized)	0.18%	1.91%	NM	(2)	—	-3.48%
For three months ended June 30, 2008:
Interest income	$5,185	$1,339	$—		$—	$6,524
Interest expense	2,027	350	69		—	2,446
Net interest income	3,158	989	(69)		—	4,078
Provision for loan losses	959	11	—		—	970
Noninterest income	350	92	216		(241)	417
Noninterest expense	2,292	999	155		(25)	3,421
Net income	168	48	83		(216)	83
Assets	355,809	89,065	37,957		(35,249)	447,582
Return on average assets (annualized)	0.19%	0.22%	NM	(2)	—	0.08%
Return on average equity (annualized)	2.44%	2.22%	NM	(2)	—	1.05%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.

	Segment Results and Reconciliation
	The Adams	Consolidated			Intercompany	Consolidated
(Dollars in thousands)	National Bank	Bank & Trust	Other (1)		Eliminations	Totals
For six months ended June 30, 2009:
Interest income	$7,558	$2,200	$—		$—	$9,758
Interest expense	2,476	426	376		—	3,278
Net interest income	5,082	1,774	(376)		—	6,480
Provision for loan losses	500	630	—		—	1,130
Noninterest income	632	199	(560)		510	781
Noninterest expense	5,715	1,832	372		(50)	7,869
Net income	(238)	(322)	(1,005)		560	(1,005)
Assets	293,383	86,547	39,465		(37,454)	381,941
Return on average assets (annualized)	-0.16%	-0.72%	NM	(2)	—	-0.51%
Return on average equity (annualized)	-1.68%	-7.55%	NM	(2)	—	-8.66%
For six months ended June 30, 2008:
Interest income	$10,549	$2,680	$—		$—	$13,229
Interest expense	4,436	736	139		—	5,311
Net interest income	6,113	1,944	(139)		—	7,918
Provision for loan losses	1,049	26	—		—	1,075
Noninterest income	680	194	906		(956)	824
Noninterest expense	4,441	1,957	296		(50)	6,644
Net income	800	106	647		(906)	647
Assets	355,809	89,065	37,957		(35,249)	447,582
Return on average assets (annualized)	0.46%	0.24%	NM	(2)	—	0.30%
Return on average equity (annualized)	5.85%	2.37%	NM	(2)	—	4.07%

(1)	Amounts represent parent company before intercompany eliminations.

(2)	Not considered a meaningful performance ratio for parent company.
Description of significant amounts included in the “Intercompany Eliminations” column in the segment report schedules are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
Noninterest income - elimination of parent company’s undistributed (earnings) losses from subsidiaries	$(76)	$(241)	$510	$(956)

Net income - elimination of parent company’s (earnings) losses from subsidiaries	$(53)	$(216)	$560	$(906)

Assets - elimination of parent company’s investment in subsidiaries	$(37,079)	$(35,193)	$(37,079)	$(35,193)

Note 10 Fair Value Disclosures
Fair Value Measurement
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

The table below presents the Company’s balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at June 30, 2009 and December 31, 2008.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
In thousands	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2009
Investment securities available-for-sale	$4,760	$54,639	$—	$59,399

December 31, 2008
Investment securities available-for-sale	$998	$61,816	$—	$62,814
The Company outsources the recordkeeping for investment securities held by ANB to FTN Financial and for those held by CB&T to Suntrust Robinson Humphrey. The fair value of securities grouped in Level 1 is based on the actual trade price. For securities categorized in Level 2, FTN used the Interactive Data Corporation (“IDC”) as a pricing source. IDC’s evaluations are based on market data. IDC utilizes evaluated pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, the methodology includes broker quotes, proprietary modes, vast descriptive terms and conditions databases, as well as extensive quality control programs. FTN also used, as a valuation source, the FTN proprietary valuation Matrices model for the one municipal security included in Level 2. The FTN Matrices model is used for valuing municipals. The model includes a separate curve structure for the Bank-Qualified versus general market municipals. The grouping of municipals are further broken down according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves. Suntrust used the Reuters DataScope for Fixed Income as the pricing source for CBT securities included in Level 2 in the table above.
The table below presents the Company’s balances of financial and non-financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2009 and December 31, 2008.

		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
In thousands	Balance	(Level 1)	(Level 2)	(Level 3)
June 30, 2009
Impaired loans	$30,027	$—	$22,378	$7,649
Other real estate owned	3,994	—	3,994	—

December 31, 2008
Impaired loans	$22,377	$—	$21,266	$1,111
The fair value of impaired collateral dependent loans is derived in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The value of real estate collateral is determined based on appraisal by qualified licensed appraisers hired by the Company. The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. The valuation allowance for impaired loans at June 30, 2009 was $9.8 million and $8.3 million at December 31, 2008, an increase of $1.5 million for the six month period. In comparison, the valuation allowance for the six months ended June 30, 2008 decreased $977,000 from $1.5 million at December 31, 2007.
The fair value of other real estate owned was determined using appraisals (level 2), which may be discounted based on management’s review and changes in market conditions (level 3 inputs)

Fair Value of Financial Instruments
SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.
The following table presents the estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 and is followed by a general description of the methods and assumptions used to estimate such fair values.

	June 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:

Cash and due from banks	$11,443	$11,443	$14,166	$14,166
Federal funds sold and interest-earning deposits in other banks	4,168	4,168	9,381	9,381

Investment securities available for sale	59,399	59,399	62,814	62,814

Investment securities held to maturity	9,044	9,098	3,175	3,226

Loans, net	275,698	256,921	312,250	315,879

Accrued interest receivable	1,497	1,497	1,683	1,683

Financial Liabilities:

Deposits	303,721	298,689	346,961	338,707

Short-term borrowings	27,226	27,226	24,477	24,477

Long-term debt	26,432	26,417	26,132	27,041

Accrued interest payable	646	646	697	697
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.
Cash and due from banks. The carrying amounts reported in the balance sheet approximate fair value due to the short-term nature of these assets.
Federal funds sold and interest-bearing deposits in other banks. The carrying amounts of short-term investments on the balance sheet approximate fair value.
Investments securities available for sale and investment securities held to maturity. For fair value methodologies used see discussion above.
Loans. Estimated fair values for variable rate loans, which reprice frequently and have no significant credit risk, are based on carrying value. Estimated fair value for all other loans are estimated using discounted cash flow analyses, based on current market interest rates offered on loans with similar terms to borrowers of similar credit quality.
Deposits. The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, NOW accounts, savings and money market deposit accounts, is the amount payable on demand as of the reporting date. Fair values for time deposits are estimated using discounted cash flow analyses, based on the current market interest rates offered for deposits of similar maturities.
Short-term borrowings. The carrying values of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximate fair values.
Long-term debt. The fair value of the long-term debt is estimated by using discounted cash flow analyses, based on the current market rates offered for similar borrowing arrangements.

Accrued interest receivable and accrued interest payable. The carrying value of accrued interest receivable and payable is deemed to approximate fair value.
Off-balance sheet credit-related instruments. Loan commitments on which the committed interest rate is less than the current market rate were insignificant at June 30, 2009 and December 31, 2008. The estimated fair value of fee income on letters of credit at June 30, 2009 and December 31, 2008 was insignificant.
Note 11 Subsequent Events
The Company adopted SFAS No 165, Subsequent Events, effective June 30, 2009 (as more fully described under Note 1 Basis of Presentation and Recent Accounting Pronouncements). Management has evaluated the effects of subsequent events that have occurred subsequent to the period ended June 30, 2009, and through August 14, 2009, which is the date the financial statements were issued. During this period, there have been no material events that would require recognition in the second quarter 2009 unaudited condensed consolidated financial statements or disclosure in the notes to the unaudited condensed consolidated financial statements.

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
Results of Operations
Overview
The Company recorded a $396,000 net loss before taxes for the second quarter of 2009 compared to net income before taxes of $104,000 in the second quarter of 2008. The loss during the three months ended June 30, 2009 compared to earnings for the same period in 2008 was primarily due to a $430,000 increase in noninterest expense, reflecting a $216,000 increase in professional fees and $281,000 increase in other operating expense. Interest income decreased $1.8 million or 27.6% quarter over quarter, partially offset by a $932,000 or a 38.1% decrease in interest expense and a $805,000 or 83.0% decrease in the provision for loan losses. The return (loss) on average assets for the second quarter of 2009 was -0.21% and the return (loss) on average equity was -3.48% compared to a return on average assets of 0.08% and a return on average equity of 1.05% for the same period last year. Basic and diluted loss per share was $0.06 for the second quarter of 2009 compared to basic and diluted earnings per share of $0.02 for the second quarter of 2008.
The Company recorded a $1.7 million net loss before taxes for the first half of 2009 compared to net income of $1.0 million for the first half of 2008. The decrease in earnings was primarily due to a $1.4 million or 18.2% decrease in net interest income and a $1.2 million or 18.4% increase in noninterest expense. The increase in noninterest expense reflected a $460,000 increase in professional fees and a $740,000 increase in other operating expense. Book value per share was $6.64 at June 30, 2009 compared to $8.87 at June 30, 2008. The return (loss) on average assets was -0.51% and the return (loss) on average equity was -8.66% for the first half of 2009 compared to a return on average assets of 0.30% and a return on average equity of 4.07% for the same period last year. Basic and diluted loss per share was $0.29 for the first half of 2009 compared to basic and diluted earnings per share of $0.19 for the first half of 2008.
Analysis of Net Interest Income
Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of the Company’s earnings. Net interest income for the quarter ended June 30, 2009 decreased $869,000 or 21.3% from $4.1 million for the second quarter of 2008. The decrease in net interest income was primarily attributable to the decline in the average balance and yield on loans and the loss of income on nonaccrual loans, partially offset by a decline in the cost of liabilities. Average loans decreased $37.5 million or 11.2% to $297.0 million during the second quarter of 2009 from $334.5 million in the second quarter of 2008. The decrease in loans was the result of management’s strategy to maintain ANB’s capital ratios in compliance with the Written Agreement by restricting growth of the balance sheet. The average yield on loans decreased 130 basis point to 5.34% in the second quarter of 2009 from 6.64% in the second quarter of 2008, primarily as a result of decreases in the Prime rate, a key index to which a substantial portion of our loan rates are tied. During the second quarter of 2009, the average Prime rate was 3.25% compared to 5.08% during the same time last year. The second quarter 2009 yield on average investments was 3.81%, a decrease of 83 basis points from 4.64% in the second quarter of 2008 reflecting the decrease in short and medium term interest rates compared to generally higher market rates in the same period last year. Average total investments decreased 7.0% to $80.6 million from $86.7 million in the second quarter of 2008 reflecting a $10.8 million decrease in investment securities partially offset by a $4.8 million increase in federal funds sold and other short-term investments.
Funding for earning assets comes from deposits, short and long-term borrowings, and stockholders’ equity. Average interest bearing liabilities decreased $30.0 million or 8.9% during the second quarter of 2009 compared to the same period last year, reflecting a $45.8 million decrease in average interest bearing deposits partially offset by a $15.8 million increase in average borrowings. During the second quarter of 2009, the cost of interest-bearing funds decreased 94 basis points to 1.98% from 2.92% in the second quarter of 2008. The decrease in the cost of interest-bearing liabilities reflects deposits and short-term borrowings bearing lower interest rates as shorter and medium term interest rates in the second quarter of 2009 were significantly lower than during the same quarter in 2008.
The net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.41% for the second quarter of 2009, a decrease of 48 basis points from 3.89% for the second quarter of 2008. The net interest spread, which is the difference between the average interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities, was 3.04% for the second quarter of 2009, reflecting a decrease of 27 basis points from 3.31% reported in the second quarter of 2008. The declines in the net interest margin and spread reflect the decrease in the average earnings asset yields and balances in a declining interest rate environment and the loss of income on nonaccrual loans.
The following table presents the average balances, net interest income and interest yields/rates for the second quarters of 2009 and 2008.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Three Months Ended June 30, 2009 and 2008
(Dollars in thousands)

	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$297,044	$3,957	5.34%	$334,535	$5,523	6.64%
Investment securities	67,844	757	4.48%	78,667	940	4.81%
Federal funds sold	6,532	3	0.18%	2,719	13	1.92%
Interest-earning bank balances	6,251	6	0.38%	5,304	48	3.64%

Total interest-earning assets	377,671	4,723	5.02%	421,225	6,524	6.23%

Allowance for loan losses	(13,402)			(4,322)
Cash and due from banks	6,740			11,516
Other assets	19,252			13,764

Total assets	$390,261			$442,183

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$101,931	74	0.29%	$129,169	414	1.29%
Certificates of deposit	154,139	1,079	2.81%	172,661	1,745	4.06%
Short-term borrowings	24,453	31	0.51%	18,945	108	2.29%
Long-term debt	26,416	330	5.01%	16,137	179	4.46%

Total interest-bearing liabilities	306,939	1,514	1.98%	336,912	2,446	2.92%

Noninterest-bearing deposits	58,644			68,768
Other liabilities	1,627			4,656
Stockholders’ equity	23,051			31,847

Total liabilities and stockholders’ equity	$390,261			$442,183

Net interest income		$3,209			$4,078

Net interest spread			3.04%			3.31%
Net interest margin			3.41%			3.89%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Net interest income for the first half of 2009 decreased $1.4 million or 17.7% from $7.9 million for the first half of 2008. The decrease in the year to date net interest income was primarily attributable to the 128 basis point decrease in the average yield on average earning assets and a $30.7 million decline in average earning assets, partially offset by a decline in the cost of liabilities. The average yield on loans decreased 150 basis points to 5.39% at June 30, 2009 from 6.89% at June 30, 2008 primarily as a result of decreases in the Prime Rate, a key index to which a substantial portion of our loan rates are tied. During the first half of 2009, the average Prime Rate was 3.25% compared to 5.65% during the same period in 2008. The total average loan balance decreased $16.4 million or 5.1% to $306.2 million compared to the first half of 2008, reflecting management’s strategy to maintain ANB’s capital ratios in compliance with the Written Agreement by restricting growth in the balance sheet. The average yield on investments decreased 67 basis points from 4.61% to 3.94% reflecting the decrease in short and medium term interest rates in the first half of 2009 compared to generally higher market rates in the first half of 2008. The total average investment balance decreased $14.3 million to $80.5 million in the first quarter of 2009 compared to the first half of 2008 reflecting the decrease in the Company’s liquidity.
Average interest bearing liabilities decreased $18.1 million to $317.3 million or 5.4% during the first half of 2009 compared to the same period last year, reflecting a $41.7 million decrease in average interest bearing deposits partially offset by a $23.7 million increase in total average borrowings. During the first half of 2009, the cost of interest-bearing funds decreased 110 basis points to 2.08% from 3.18% in the first half of 2008. The decrease in the cost of interest-bearing liabilities reflects deposits and borrowings bearing lower interest rates as shorter and medium term interest rates in the first half of 2009 were significantly lower than during the first half of 2008.
The net interest margin was 3.38% and the net interest spread was 3.01% for the first six months of 2009, reflecting a decrease of 43 basis points in net interest margin and a decrease of 18 basis points in net interest spread compared to the same period in 2008. The declines in the net interest margin and spread reflect the decrease in the average earning asset balances and yields in a declining rate environment and the loss of income from the increase in nonaccrual loan balances.

The following table presents the average balances, net interest income and interest yields/rates for the first half of 2009 and 2008.
Distribution of Assets, Liabilities and Stockholders’ Equity Yields and Rates
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)

	2009			2008
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans (1)	$306,182	$8,186	5.39%	$322,588	$11,056	6.89%
Investment securities	67,966	1,559	4.63%	79,500	1,903	4.81%
Federal funds sold	6,156	6	0.20%	5,717	87	3.06%
Interest-earning bank balances	6,420	7	0.22%	9,662	183	3.81%

Total interest-earning assets	386,724	9,758	5.09%	417,467	13,229	6.37%

Allowance for loan losses	(12,962)			(4,290)
Cash and due from banks	7,379			12,906
Other assets	19,420			13,258

Total assets	$400,561			$439,341

Liabilities and Stockholders’ Equity
Savings, NOW and money market accounts	$101,723	165	0.33%	$134,987	1,080	1.61%
Certificates of deposit	162,385	2,447	3.04%	170,856	3,699	4.35%
Short-term borrowings	26,875	74	0.56%	13,880	171	2.48%
Long-term debt	26,307	592	4.54%	15,620	361	4.65%

Total interest-bearing liabilities	317,290	3,278	2.08%	335,343	5,311	3.18%

Noninterest-bearing deposits	58,132			67,422
Other liabilities	1,739			4,594
Stockholders’ equity	23,400			31,982

Total liabilities and stockholders’ equity	$400,561			$439,341

Net interest income		$6,480			$7,918

Net interest spread			3.01%			3.19%
Net interest margin			3.38%			3.81%

(1)	The loan averages are stated net of unearned income and include loans on which the accrual of interest has been discontinued.

Noninterest Income
Total noninterest income consists primarily of service charges on deposits and other fee-based services, as well as gains on the sales of investment securities and loans. Noninterest income totaled $411,000 in the second quarter of 2009, a decrease of $6,000 from the second quarter of 2008. We had no gains from the sales of the guaranteed portion of SBA loans in the second quarter of 2009 compared to a gain of $19,000 the second quarter of 2008. There were no sales of investment securities in the second quarter of 2009 or 2008.
Total noninterest income for the six months ended June 30, 2009 was $781,000, a decrease of $43,000 compared to the same period in 2008. The decrease reflects other-than-temporary charges on investment securities of $31,000 during the first half of 2009 compared to no charges during the same period in 2008 and no gains from the sales of the guaranteed portion of SBA loans in the first half of 2009 compared to a gain of $38,000 in the first half of 2008. These decreases were partially offset by a $26,000 increase in service charges and other fees. There was no sales of investment securities in the first six months of 2009 or 2008.
Noninterest Expense
Noninterest expense for the second quarter of 2009 totaled $3.9 million, an increase of $430,000 or 12.6%, compared to the second quarter of 2008. The increase was primarily in professional fees which increased $216,000 and other operating expense which increased $281,000.
Total noninterest expense for the six months ended June 30, 2009 increased $1.2 million or 18.2% to $7.9 million from $6.6 million for the same period in 2008. During the first half of 2009, professional fees increased $460,000, reflecting a $96,000 increase in audit fees and a $371,000 increase in legal fees partially offset by a $7,000 decrease in consulting fees. Other operating expenses increased $740,000, primarily due to a $342,000 increase in FDIC insurance assessments and a $589,000 increase in OREO expenses, partially offset by decreases in a majority of all other operating expense. The increase in FDIC insurance expense included a $134,000 special second quarter assessment.
Income Tax Expense
The Company recorded an income tax benefit of $196,000 for the second quarter of 2008 and income tax expense of $21,000 in the second quarter of 2008 based on the net loss before income taxes of $396,000 at June 30, 2009 and net income before taxes of $104,000 at June 30, 2008. The effective tax rate for the second quarter of 2009 increased to 49.5% from 20.2% in the second quarter of 2008, reflecting the impact of tax exempt income.
The Company recorded an income tax benefit of $733,000 for the first half of 2009 based on a net loss before income tax of $1.7 million. In the first half of 2008, the Company recorded income tax expense of $376,000 based on net income before tax of $1.0 million. The Company’s effective tax rates for the first half of 2009 and 2008 were 42.2% and 36.8%, respectively.

Financial Condition
Overview
Total assets were $381.9 million at June 30, 2009, compared to $423.7 million at December 31, 2008, a decrease of $41.8 million. Total liabilities increased $40.4 million and stockholders’ equity decreased $1.3 million from December 31, 2008. The book value per share of common stock issued and outstanding at June 30, 2009 was $6.64, compared to $7.01 at December 31, 2008.
Short-term investments
Short-term investments, used to manage liquidity, decreased a total of $5.2 million at June 30, 2009 from year end. Investments in federal funds sold decreased $2.8 million and interest-earning deposits in other banks decreased $2.4 million.
Investment securities
Investment securities available-for-sale are carried at estimated fair value and totaled $59.4 million at June 30, 2009, a decrease of $3.4 million or 5.4% since year end. Investment securities classified as held-to-maturity were $9.0 million at June 30, 2009, an increase of $5.8 million from $3.2 million at December 31, 2008. For further discussion of investment securities, see Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Loans
Total loans outstanding at June 30, 2009 decreased $35.5 million or 10.9% to $289.2 million from December 31, 2008, reflecting management’s strategy to maintain capital ratios in compliance with the Written Agreement by restricting growth in the balance sheet and through the sale of participations.
Other assets
Other assets increased $521,000 at June 30, 2009 from December 31, 2008. The most significant increases were in FHLB stock which increased by $335,000 necessitated by the increase in FHLB borrowings and the parent company income tax benefit which increased by $304,000. Other real estate owned increased $384,000 reflecting $302,000 in build out costs incurred on foreclosed property and a $82,000 transfer from loans, which was offset by an $514,000 increase in the related valuation account.
Deposits
Deposits are the Company’s primary source of funds. Total deposits decreased $43.2 million during the first six months of 2009. Noninterest-bearing deposits decreased $9.5 million or 14.1%, and interest-bearing deposits decreased $33.7 million or 12.1% from December 31, 2008. In the interest-bearing deposit category, NOW accounts decreased by $9.2 million, money market accounts decreased by $4.0 million, and certificates of deposits decreased $20.5 million.
Stockholders’ equity
Stockholders’ equity at June 30, 2009 was $23.0 million, a decrease of $1.3 million from December 31, 2008 reflecting the net loss of $1.0 million for the first half of 2009 and $306,000 increase in unrealized losses on available for sale investment securities.
Asset Quality
Adequacy of the Allowance for Loan Losses
The Company continuously monitors the quality of its loan portfolio and maintains an allowance for loan and lease losses (“ALLL”) sufficient to absorb probable losses inherent in its total loan portfolio. The ALLL policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition or results of operations is a reasonable likelihood. Although credit policies are designed to minimize risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

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
The allowance for loan losses is established through provisions for loan losses as a charge to earnings based upon management’s ongoing evaluation. Loans deemed uncollectible are charged against the allowance for loan losses and any subsequent recoveries are credited to the allowance. The provision expense for loan losses increased during the first six months of 2009 to $1.1 million, and approximated the provision expense for the same period in 2008. The increase in the provision was to address the weaknesses primarily in the construction and commercial real estate portfolios, due to the recession and the deterioration in property values primarily in the Washington DC metropolitan area. To assist in identifying weakness in the real estate loan portfolio, updated appraisals were ordered in the fourth quarter of 2008 and the first half of 2009, and these appraisals have shown a decrease in market values of real estate secured properties. In addition, an independent loan review was conducted in the fourth quarter of 2008 to review all loans with balances greater than $150,000 and a subsequent loan review was conducted in the first and second quarters of 2009. The results of the appraisal updates and the results of the independent loan reviews were taken into account in increasing our provision for loan losses. The balance of the allowance for loan losses was $13.5 million or 4.68% of loans at June 30, 2009 and $12.5 million or 3.85% of loans at December 31, 2008. Net loan charge-offs were $101,000 or 0.03% of average loans for the first six months of 2009, compared to net charge-offs totaling $1.7 million or 0.52% of average loans for the same period in 2008. The current level of the ALLL is intended to address known and inherent losses that are both probable and estimable at June 30, 2009.
The following table presents an analysis of the ALLL for three and six months ended June 30, 2009 and 2008.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$13,292	$4,414	$12,514	$4,202
Loans charged off:
Commercial	163	62	178	62
Real estate — commercial	—	—	10	—
Real estate — residential	—	—	82	—
Construction and development	22	1,691	107	1,691
Installment — individuals	57	6	69	9

Total charge-offs	242	1,759	446	1,762

Recoveries:
Commercial	4	—	19	29
Real estate — commercial	—	—	—	—
Real estate — residential	—	(31)	—	46
Construction and development	322	—	322	—
Installment — individuals	2	9	4	13

Total recoveries	328	(22)	345	88

Net (recoveries) charge-offs	(86)	1,781	101	1,674

Provision for loan losses	165	970	1,130	1,075

Balance at end of period	$13,543	$3,603	$13,543	$3,603

Ratio of net (recoveries) charge-offs to average loans	(0.03)%	0.53%	0.03%	0.52%

Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, past-due loans and other real estate owned. Past due loans are loans that are 90 days or more delinquent and still accruing interest. Total nonperforming assets at June 30, 2009 were $64.4 million and represented 17.1% of total assets. In comparison, nonperforming assets at December 31, 2008 represented 8.95% of total assets and totaled $37.9 million. There was one past-due loan in the process of renewal totaling $49,000 that was still accruing interest at June 30, 2009, and there were no past due loans at December 31, 2008. Other real estate owned totaled $4.0 million at June 30, 2009, compared to $4.1 million at December 31, 2008, and consisted of four properties. The significant increase in nonperforming assets since December 31, 2008 was due to the construction and commercial real estate loan portfolios at both banks. Loans totaling $17.3 million that were considered impaired at December 31, 2008 were moved to nonaccrual status in the first quarter of 2009.
The following table presents nonperforming assets by category at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$4,807	$2,003
Real estate	56,401	31,774
Installment — individuals	5	11

Total nonaccrual loans	61,213	33,788

Past-due loans	49	—
Other real estate owned	3,994	4,124

Total nonperforming assets	$65,256	$37,912

Nonperforming assets exclusive of SBA guarantee	$64,389	$37,606
Ratio of nonperforming assets to gross loans & OREO	22.25%	11.53%
Ratio of nonperforming assets to total assets	17.09%	8.95%
Allowance for loan losses to nonperforming assets	20.75%	33.00%
Assets totaling $10.6 million and $29.1 million at June 30, 2009 and December 31, 2008, respectively, were classified as monitored credits subject to management’s attention (i.e. potential problem loans) and are not reported in the preceding table. The decrease in monitored credits, compared to December 31, 2008, was due to the movement of nonperforming loans into nonaccrual loan status. The deterioration in the loan portfolio is due to the economic recession that is affecting the market prices of real estate properties and putting pressure on our borrowers ability to repay loans. The classification of monitored credits is reviewed on a monthly basis. The balances of the monitored credits guaranteed by the SBA totaled $529,000 and $865,000 as of June 30, 2009 and December 31, 2008, respectively.
Liquidity and Capital Resources
Liquidity
Liquidity is a product of the Company’s operating, investing, and financing activities and is represented by cash and cash equivalents. Principal sources of funds are from deposits, short and long-term debt, principal and interest payments on outstanding loans, maturity of investment securities, and funds provided from operations. Overall, net cash and cash equivalents decreased $7.9 million or 33.6% to a balance of $15.6 million for the six month period ended June 30, 2009 from a balance of $23.5 million at December 31, 2008. Liquid assets represented 4.1% of total assets at June 30, 2009, as compared to 5.6% of total assets at December 31, 2008.
The Company has additional sources of liquidity available through unpledged investment securities totaling $21.4 million, and unsecured lines of credit available from correspondent banks, which can provide up to $5.0 million, as well as a credit facility of $45.0 million through its membership in the FHLB of Atlanta.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The most recent notification from the primary regulators for each of the Company’s affiliated banking institutions categorized CB&T as “well capitalized” under the regulatory framework for prompt corrective action and ANB as “adequately capitalized”. ANB can not be considered “well capitalized” while under the Written Agreement dated October 1, 2008, and must maintain the following capital levels: total risk based capital equal to 12% of risk-weighted assets; tier 1 capital at least equal to 11% of risk-weighted assets; and tier 1 capital at least equal to 9% of adjusted total assets. ANB has taken steps to comply with the capital ratio requirements as stipulated in the Written Agreement. During 2008, the Company provided capital infusions into ANB totaling $7.7 million. The Company has $1.75 million remaining on a credit facility to invest in ANB in the future and to meet other obligations. ANB will not increase the size of its balance sheet until the capital ratios are in compliance. ANB has also sold participations in loans during the first half of 2009 to shrink its assets and has also curtailed lines of credit on national credit facilities in which ANB participated. Additionally, ANB has reduced its operating expenses and it is continuing to monitor its spending. At June 30, 2009, ANB’s capital ratios were in compliance with the Written Agreement.
The following table presents the capital position of the Company and the Banks relative to their various minimum statutory and regulatory capital requirements at June 30, 2009.

					Minimum To Be Well
					Capitalized Under
					Prompt Corrective Action
					Provisions or Adequately
			Minimum Capital		Capitalized under Terms
	Actual		Requirements		of the Written Agreement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2009:

Total capital to risk weighted assets:
AANB Consolidated	$27,091	8.82%	$24,583	8.00%		(1)	(1)
ANB	31,964	13.36%	19,141	8.00%	28,711		12.00%
CB&T	9,153	14.15%	5,177	8.00%	6,471		10.00%

Tier 1 capital to risk weighted assets:
AANB Consolidated	23,130	7.53%	12,292	4.00%		(1)	(1)
ANB	28,889	12.07%	9,570	4.00%	26,319		11.00%
CB&T	8,333	12.88%	2,588	4.00%	3,882		6.00%

Tier 1 capital to average assets:
AANB Consolidated	23,130	5.95%	15,557	4.00%		(1)	(1)
ANB	28,889	9.72%	11,892	4.00%	26,756		9.00%
CB&T	8,333	9.31%	3,580	4.00%	4,475		5.00%

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

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $134,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

For a detailed list of all other risk factors, please refer to Item 1A to Part 1 of the Form 10-K filed by the Company for the fiscal year ending December 31, 2008.

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
ABIGAIL ADAMS NATIONAL BANCORP, INC.
Registrant

Date: August 14, 2009	/s/ Robert W. Walker
Robert W. Walker
Chairman of the Board, President and Director (Principal Executive Officer)